Form 10-Q
period 1996-03-31
POWER CONTROL TECHNOLOGIES INC
filed 1996-05-14
CIK 945235

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   -------------

                                      FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                         OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                        Commission file number:     1-13780

                           POWER CONTROL TECHNOLOGIES INC.
- --------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)


               Delaware                               02-0423416
- --------------------------------------     ---------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                            35 East 62nd Street
                             New York, New York                     10021
                      ---------------------------------------    ----------
                      (Address of Principal Executive Offices)   (Zip Code)


Registrant's Telephone Number, Including Area Code:  (212) 572-8600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                  ---   ----
The number of shares of Common Stock outstanding at March 31, 1996 was 20,656,502.

             This Form 10-Q consists of 17 sequentially numbered pages.
                        The Exhibit Index appears on page 17

                          POWER CONTROL TECHNOLOGIES INC.


                                     FORM 10-Q

                       FOR THE QUARTER ENDED MARCH 31, 1996

                                       INDEX
                                       -----
                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION:

    Item 1 - Financial Statements: ...........................................3

        Consolidated Balance Sheets -
             March 31, 1996 and December 31, 1995.............................3

        Consolidated Statements of Income -
             Three Months Ended March 31, 1996 and 1995.......................4

        Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1996 and 1995.......................5

        Notes to Consolidated Financial Statements ...........................6

    Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................7

PART II - OTHER INFORMATION:

    Item 1 - Legal Proceedings................................................9

    Item 2 - Changes in Securities............................................9

    Item 3 - Defaults Upon Senior Securities..................................10

    Item 4 - Submission of Matters to a Vote of Security - Holders ...........10

    Item 5 - Other Information ...............................................11

    Item 6 - Exhibits and Reports on Form 8-K ................................15

SIGNATURE                                                                     16

EXHIBIT INDEX ................................................................17

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


              POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN MILLIONS)

                                                 (unaudited)
                                                  March 31,       December 31,
                                                    1996              1995
                                                  ------------    -------------
      ASSETS

Current assets:
     Cash and cash equivalents                     $     --          $ --
     Prepaid expenses and other                         0.8            1.2
                                                   -------------    -----------
           Total current assets                         0.8            1.2

Other assets                                           10.1            9.4
Net assets held for sale                               42.6           38.8
                                                   ------------     -----------

                                                   $   53.5          $ 49.4
                                                   ============     ===========



     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued liabilities                           $    4.2         $    4.4
                                                   -------------    -----------

Other long-term liabilities                             2.5              2.5
                                                   -------------    -----------

Convertible Preferred stock                            20.0             20.0

Stockholders' equity:
     Common stock                                       0.2              0.2
     Capital in excess of par value                    26.7             26.7
     Accumulated deficit                               (0.1)            (4.4)
                                                   -------------    ----------
           Total stockholders' equity                  26.8             22.5
                                                   -------------    ----------

                                                    $  53.5          $  49.4
                                                   =============    ==========


               See the Notes to Consolidated Financial Statements

                       POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                          (UNAUDITED)

                                                    Three Months Ended March 31,
                                                         1996          1995
                                                       -------         -----
General and administrative                            $    0.3        $   5.9
                                                      --------        --------

      Operating expense                                   (0.3)          (5.9)

Interest expense                                          -               0.4
Other (income) expense, net                               (0.6)          (4.7)
                                                      --------        --------
      Income (loss) from continuing operations             0.3           (1.6)
           before income taxes

Provision for income taxes                                -                -
                                                      -------         --------

      Income (loss) from continuing operations            0.3           (1.6)

Discontinued operations
      Income from operations of discontinued
           aerospace business (net of
           income taxes of $0.6 and $0.1)                 4.4            4.0
                                                      -------         --------

Income before extraordinary loss                          4.7            2.4

Extraordinary loss                                         -            (1.6)
                                                      -------         -------
      Net income                                          4.7            0.8
                                                      -------         -------

Preferred stock dividend                                  0.4            -
                                                      -------         -------

      Net income available to common shareholders      $  4.3          $  0.8
                                                      =======         ======


Income (loss) per common share from:
      Continuing operations                          $   0.00          $(0.08)
      Discontinued operations                            0.21            0.20
                                                      --------        -------
                                                         0.21            0.12
Extraordinary loss                                        -             (0.08)
                                                      --------        --------
      Net income per common share                     $  0.21         $  0.04
                                                      ========        ========



                   See the Notes to Consolidated Financial Statements

                       POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN MILLIONS)
                                          (UNAUDITED)


                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                    1996              1995
                                                  -----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $  4.7          $  0.8
                                                   ----------       ---------
Adjustments to reconcile net income to total
   cash provided by (used in) operating
   activities:
      Income from discontinued operations             (4.4)           (4.0)
      Extraordinary loss                               -               1.6
      Depreciation                                     -               0.2
Changes in working capital, net of assets
   and liabilities of discontinued
   operations:
      Other current assets                             0.4             0.8
      Other assets                                    (0.7)           (1.6)
      Accrued liabilities                             (0.2)          (13.5)
      Other long-term liabilities                       -              0.3
Change in net assets held for sale                     0.6            11.5
                                                    --------        -------

      Cash provided by (used in) operating
      activities                                       0.4            (3.9)
                                                    --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt payments, net                                     -            (31.1)
 Preferred dividends                                  (0.4)            -
                                                    --------        -------
      Cash used in financing activities               (0.4)          (31.1)
                                                    --------        -------

Net decrease in cash and cash equivalents               -            (35.0)
Cash and cash equivalents at beginning of period        -            230.0
                                                    --------        -------
Cash and cash equivalents at end of period           $  -           $195.0
                                                    ========        =======





                      See the Notes to Consolidated Financial Statements

                     Notes to Consolidated Financial Statements




Note 1 -- Basis of Presentation

        The accompanying unaudited consolidated financial statements of Power Control Technologies Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K and proxy statement for the Company's 1996 Annual Meeting of Stockholders. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1995 annual report on Form 10-K.

        On April 15, 1996, the Company sold substantially all of its operating assets and related liabilities (see Note 4). Accordingly, the consolidated financial statements for all periods presented reflect such assets and liabilities and related results of operations as discontinued operations.

Note 2 -- Income (loss) Per Common Share

        Income (loss) per common share for the three-month periods ended March 31, 1996 and 1995 is based on 20.8 million and 19.8 million outstanding shares of Common Stock, respectively. In connection with the Aerospace Sale (see Note
4), all of the outstanding stock options were cancelled in April 1996.

Note 3 -- Income Taxes

        At December 31, 1995 the Company had available Federal net operating loss carryforwards of approximately $172.0 million and therefore the Company has not provided for federal income taxes for the three-months ended March 31, 1996.

Note 4 -- Sales and Dispositions of Assets and Liabilities

        On April 15, 1996, the Company received the necessary approval from its stockholders and consummated the Aerospace Sale pursuant to the terms of the Master Asset Purchase Agreement for aggregate cash consideration of $201.1 million, subject to adjustment and before estimated transaction costs of approximately $5.0 million. The Company expects to record an estimated net gain on the Aerospace Sale of approximately $153 million in the second quarter of 1996. In connection with the Aerospace Sale, Parker-Hannifin assumed the operating liabilities of the Aerospace Business, including the existing debt of the Company. For additional information regarding the Aerospace Sale, readers are referred to the proxy statement for the Company's 1996 Annual Meeting of Stockholders.

        At March 31, 1996, total assets, liabilities and foreign currency translation adjustments of the discontinued operations were $168.3 million, $121.6 million and $4.1 million, respectively. Total revenues of the discontinued operations for the three month period ended March 31, 1996 were $53.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

        As a result of the April 15, 1996 sale of the Aerospace Business to Parker-Hannifin, the Company has classified those operations as discontinued in the accompanying consolidated financial statements.

Results of Operation

        Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

        Selling, general and administrative expenses from continuing operations were $0.3 million for the three months ended March 31, 1996, compared to $5.9 million for the three months ended March 31, 1995. The 1996 expenses primarily relate to on-going corporate costs. The 1995 expenses primarily relate to costs associated with the former Hampton, NH office of Abex before the Abex Transfer and the Merger.

        Other income was $0.6 million for the three months ended March 31, 1996, compared to $4.7 million for the three months ended March 31, 1995. Other income during the 1996 period reflects income recognized on the Company's overfunded pension plan. Other income during the 1995 period relates primarily to interest income on cash held by Abex before the Abex Transfer and Merger.

Financial Condition, Liquidity and Capital Resources

        The Company had cash and cash equivalents of $8.6 million at March 31, 1996, which are classified as part of the Company's assets held for sale in the accompanying balance sheet. On April 15, 1996, in connection with the Aerospace Sale, the Company received $201.1 million in cash.

        In connection with the Aerospace Sale, on April 15, 1996, the Company terminated its existing Credit Agreement with Chemical Bank and Bank of America (the "Credit Agreement") and entered into an agreement with Chemical Bank pursuant to which certain of the letters of credit granted by Chemical Bank on behalf of the Company pursuant to the Credit Agreement will remain outstanding.

        On February 5, 1996, the Company, through Pneumo Abex, entered into a Reimbursement Agreement with Chemical Bank and Mafco Consolidated. The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues not related to the Company's former Aerospace Business. In connection with the Abex Transfer, Mafco Consolidated has agreed to indemnify the Company for these contingent liabilities, which are generally paid by third party indemnitors and insurers, including the cost of the letters of credit.

        At December 31, 1995, the Company had available Federal net operating loss carryforwards of approximately $172.0 million.

        The Company is considering alternatives for the investment of the net proceeds of the Aerospace Sale consistent with the Company's goal of enhancing shareholder value.

                             PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Various legal proceedings, claims and investigations are pending against the Company and certain subsidiaries, including those relating to product liability, safety and health matters and other matters. Most of these legal proceedings are related to matters covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. The Company is involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites.

        On January 2, 1996, the Company entered into a settlement agreement with the U.S. Government pursuant to which the Company agreed to pay the U.S. Government $12.5 million to settle allegations of labor mischarging and related contract disputes. On January 8, 1996, pursuant to the terms of such settlement agreement, the Company paid such amount to the U.S.
Government.

        The U.S. Government had also asserted a claim of non-compliance with Cost Accounting Standards. In February 1996, the Company entered into a settlement agreement with the U.S. Government pursuant to which the Company paid the U.S. Government $238,500 to settle the Cost Accounting Standards non-compliance assertion. In addition, the U.S. government has asserted claims of defective pricing.

        In the opinion of management, based upon the information available at this time, the outcome of the outstanding defective pricing and other matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES.

        At the Company's 1996 Annual Meeting of Stockholders held on April 15, 1996 (the "Annual Meeting"), the Company's stockholders ratified an amendment to the Company's By-Laws previously approved by the Company's Board of Directors (the "By-Law Amendment") and approved an amendment to the Company's Certificate of Incorporation (the "NOL Amendment"), each of which is designed to protect the utilization of the Company's net operating loss carryforwards by prohibiting certain transfers of shares of Common Stock. In addition, at the Annual Meeting the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which eliminated the mandatory redemption provisions of the Preferred Stock (the "Preferred Stock Amendment").

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        The Annual Meeting was held on April 15, 1996. As proposed in the proxy solicitation by the Company's Board of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934, the following persons were elected to serve as directors of the Company until the Annual Meeting of Stockholders in 1999 or until their successors are elected and shall have qualified: James
G. Roche; Jaymie A. Durnan; and Lance A. Liebman. In addition, at the Annual Meeting the Company's stockholders (i) approved the Aerospace Sale, (ii) ratified the By-Law Amendment, (iii) approved the NOL Amendment, (iv) approved the Preferred Stock Amendment, and (v) ratified the selection of Arthur Andersen LLP as the Company's independent auditors for the 1996 fiscal year.

        The results of the shares of Common Stock voted for the election of directors were as follows:

Director                         Voted For         Authority Withheld
- --------                         ---------         ------------------
James G. Roche                   18,195,169        347,158 against
Jaymie A. Durnan                 18,194,964        347,363 against
Lance A. Liebman                 18,195,169        347,158 against

        There were 11,649,913 shares of Common Stock voted for the approval of the Aerospace Sale, with 171,601 shares voted against and 6,720,813 broker non-votes and abstentions. There were 11,663,878 shares of Common Stock voted for the ratification of the By-Law Amendment, with 178,001 shares voted against and 6,730,448 broker non-votes and abstentions. There were 11,632,920 shares of Common Stock voted for the approval of the NOL Amendment, with 173,472 shares voted against and 6,735,935 broker non-votes and abstentions. There were 11,502,592 shares of Common Stock voted for the approval of the Preferred Stock Amendment, with 308,998 shares voted against and 6,730,737 broker non-votes and abstentions. There were 18,422,253 shares of Common Stock voted for the ratification of the selection of Arthur Andersen LLP as the Company's independent auditors for the 1996 fiscal year with 5,392 shares voted against and 114,682 broker non-votes and abstentions.

ITEM 5. OTHER INFORMATION.

        The following tables set forth pro forma financial information of the Company for the year ended December 31, 1995 and for the three months ended March 31, 1996. The pro forma condensed statement of operations data for the year ended December 31, 1995 gives pro forma effect to (i) the Aerospace Sale and (ii) the Prior Transactions in each case as if such transactions had been consummated on January 1, 1995. The pro forma condensed statement of operations data from continuing operations for the three months ended March 31, 1996 is identical to the Company's historical consolidated statement of income for the three months ended March 31, 1996 included in Item 1 of Part I of this report. The pro forma condensed balance sheet gives effect to the Aerospace Sale as if such transaction had been consummated on March 31, 1996. The pro forma financial information has been prepared on the basis that the Company has received cash consideration of $201.1 million, and does not give effect to any post-closing purchase price adjustment.

        The pro forma adjustments are described in the notes hereto and are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma financial information does not necessarily reflect the results of operations or the financial position of the Company that actually would have resulted had the Aerospace Sale been consummated as of the date or for the period indicated. The pro forma financial information should be read in conjunction with the notes hereto, the Company's unaudited consolidated financial statements and the notes thereto as of and for the quarter ended March 31, 1996 included herein, and the Company's audited financial statements and the notes thereto as of and for the year ended December 31, 1995 included in the Company's 1995 Annual Report on Form 10-K.

                    POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                       PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                          FOR THE YEAR ENDED DECEMBER 31, 1995
                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                   Pro Forma
                                                                                    Prior
                                            Prior       Pro Forma   Aerospace     Transactions
                                         Transactions     Prior        Sale       and Aerospace
                            Historical    Adjustments  Transactions Adjustments      Sale
                            ----------   ------------  ------------ ------------  --------------
Net Sales....................  $201.9                       $201.9   $(201.9)(f)        --
Cost of Sales................   153.8                        153.8    (153.8)(f)        --
Gross profit.................    48.1                         48.1
Selling, general and
 administrative expenses.....    37.6         $(9.3)(a)       28.3     (28.3)(f)       $1.5
                                                                         1.5(g)
Amortization of intangibles..     1.6                          1.6      (1.6)(f)        --
                             --------                    ---------
Operating income.............     8.9                         18.2                     (1.5)
Interest expense.............     2.1          (0.4)(b)        1.7      (1.7)(f)        --
Other (income) loss .........    (6.9)          6.9(c)          --      (3.0)(h)       (3.0)
                             ----------       ---------  ---------
Income from continuing
 operations before
 income taxes................    13.7                         16.5                      1.5
Provision for income taxes...     0.8                          0.8      (0.8)(f)        --
                             ----------                  ---------
Income from continuing
 operations before
 extraordinary items.........    12.9                         15.7                      1.5
Preferred dividends .........    (0.9)         (0.7)(d)       (1.6)        --          (1.6)
                             ----------                  ----------                --------
Income (loss) from
 continuing operations
 available to
 common shareholders.........   $12.0                     $   14.1                    $(0.1)
                             ==========                  ==========                =========
Income from continuing
 operations per share
 available to common
 shareholders................   $0.59                     $    0.68                    $--
Weighted average number of
 common shares outstanding
 (in millions)...............    20.3           0.4           20.7(e)                  20.7


   See the Notes to Pro Forma Condensed Statement of Operations and Condensed
                             Balance Sheet.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                       PRO FORMA CONDENSED BALANCE SHEET
                                 MARCH 31, 1996
                                 (IN MILLIONS)

                                                     Aerospace         Pro Forma
                                                       Sale             Aerospace
                                   Historical        Adjustments          Sale
                                   ----------        -----------       ----------
      ASSETS

Current assets:
      Cash and cash equivalents        --              $196.1 (i)       $   196.1
      Prepaid expenses and other   $     0.8             (0.8) (j)         --
                                   ---------                            ----------
           Total current assets          0.8                                196.1

Other assets                            10.1              2.0 (k)            12.1
Net assets held for sale                42.6            (42.6)(l)           --
                                   ---------                            ----------

                                   $    53.5                            $    208.2
                                   =========                            ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     Aerospace         Pro Forma
                                                       Sale             Aerospace
                                   Historical        Adjustments          Sale
                                   ----------        -----------       ----------

Current liabilities:
      Accrued liabilities           $     4.2                           $      4.2
                                    ---------                           ----------
Other long-term liabilities               2.5              2.0 (k)             4.5
                                    ---------                           ----------
Preferred stock                          20.0                                 20.0

Stockholders' equity
      Common stock                        0.2                                  0.2
      Capital in excess
       of par value                      26.7                                  26.7
      Accumulated deficit                (0.1)            152.7 (m)           152.6
                                    ---------                           ----------
           Total stockholders'
            equity                       26.8                                 179.5
                                    ---------                           ----------
                                    $    53.5                             $   208.2
                                    =========                           ===========


NOTES TO PRO FORMA CONDENSED STATEMENT OF OPERATIONS AND CONDENSED BALANCE SHEET


    (a) Represents general and administrative expenses associated with Abex's prior corporate structure which did not relate to the remaining business of the Company and did not continue after the Merger. Such expenses included corporate officer salaries and wages, professional fees related to the management of certain liabilities transferred to Mafco Consolidated, building maintenance and depreciation related to Abex's corporate office and certain other closed facilities and certain other expenses.


    (b) Represents the elimination of interest expense related to debt which was fully redeemed with the proceeds from the sale of the Company's Friction Products division and the sale of the Company's Jetway Systems division.

    (c) Represents the elimination of income recognized on assets transferred to Mafco Consolidated.

    (d) Represents preferred dividends associated with the Preferred Stock.

    (e) The pro forma common shares outstanding represent the shares of Common Stock outstanding after the Recapitalization.

    (f) Represents the classification of operations sold as discontinued operations.

    (g) Represents general and administrative expenses which will continue after the Aerospace Sale.

    (h) Represents periodic pension income related to the pension plan retained by the Company.

    (i) Represents the proceeds from the Aerospace Sale of $201.1 million less the estimated transaction costs of $5.0 million.

    (j) Represents the expensing of certain prepaid insurance and deferred financing costs retained by the Company.

    (k) Represents the reclassification of $2.0 million from other assets to other long-term liabilities related to an unfunded pension liability.

    (l) Represents the net operating assets and liabilities transferred to Parker-Hannifin in connection with the Aerospace Sale.

    (m) Represents the estimated net gain to be recognized on the Aerospace
        Sale.

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.




               (a)     Exhibits:


     Exhibit   Description

       2.1 Master Asset Purchase Agreement, dated as of January 15, 1996, as amended, by and among the Company, Pneumo Abex and Parker-Hannifin, without exhibits and schedules (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for 1995). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission (the "Commission") upon request.

       2.2 Closing Agreement, dated as of April 15, 1996, by and among the Company, Pneumo Abex and Parker-Hannifin (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on April 30, 1996).

       3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on April 30, 1996).

       27*     Financial Data Schedule.

               (b)     Reports on Form 8-K:

               None


- -------------------
* filed herein
                                       15

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             POWER CONTROL TECHNOLOGIES INC.
                             -------------------------------
                                       (Registrant)


                             By:   /s/ Irwin Engelman
                                ----------------------
                                     Irwin Engelman
                                     Executive Vice President and
                                     Chief Financial Officer


Date:  May 13, 1996          By:   /s/ Laurence Winoker
                                 ----------------------
                                     Laurence Winoker
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                                    EXHIBIT INDEX

    EXHIBIT NO.   DESCRIPTION                                             PAGE

     2.1       Master Asset Purchase Agreement, dated as of
               January 15, 1996, as amended, by and among the
               Company, Pneumo Abex and Parker-Hannifin,
               without exhibits and schedules (incorporated by
               reference to Exhibit 2.1 to the Company's Annual
               Report on Form 10-K for 1995).  The Company agrees
               to furnish supplementally a copy of any omitted
               exhibit or schedule to the Securities
               and Exchange Commission upon request..................       --

     2.2       Closing Agreement, dated as of April 15, 1996, by and
               among the Company, Pneumo Abex and Parker-Hannifin
               (incorporated by reference to Exhibit 2.2
               to the Company's Current Report on Form 8-K filed with
               the Commission on April 30, 1996).....................         --

     3.1       Restated Certificate of Incorporation of the
               Company (incorporated by reference to Exhibit 3.1
               to the Company's Current Report on Form 8-K filed with
               the Commission on April 30, 1996).....................         --

     27        Financial Data Schedule...............................         --