Form 10-Q
period 1996-06-30
POWER CONTROL TECHNOLOGIES INC
filed 1996-08-14
CIK 945235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ----

Commission file number:     1-13780

                        POWER CONTROL TECHNOLOGIES INC.

- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                02-0423416
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
          incorporation or organization)                    Identification No.)

35 EAST 62ND STREET, NEW YORK, NEW YORK                   10021

(Address of principal executive offices)                  (Zip Code)

                                  212-572-8600

- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


The number of shares of Common Stock outstanding at August 7, 1996 was 20,656,502.

               Power Control Technologies Inc. and Subsidiaries
                       Consolidated Statements of Income
                 (Dollars in millions, except per share data)
                                  (unaudited)

                                                                ---------------------   ----------------------
                                                                  Three Months Ended        Six Months Ended
                                                                         June 30,               June 30,
                                                                ---------------------   ----------------------
                                                                      1996       1995          1996      1995
                                                                ---------------------   ----------------------
General and administrative expense                              $     (0.3) $    (5.0)   $     (0.6) $   (10.9)
          Operating expense                                           (0.3)      (5.0)         (0.6)     (10.9)

Interest expense                                                       --         --            --       (0.4)
Other income, net                                                      3.2        3.0           3.8        7.7
                                                                ----------- ---------   ------------ ----------
          Income (loss) from continuing operations                     2.9       (2.0)          3.2       (3.6)

Discontinued operations
          Income from operations of discontinued aerospace
               business, net of foreign income taxes                   --         4.0           4.4        8.0
          Gain on sale of discontinued aerospace business            153.7        --          153.7        --
                                                                ----------- ---------   ------------ ----------
Income before extraordinary loss                                     156.6        2.0         161.3        4.4

Extraordinary loss                                                     --         --           --         (1.6)
                                                                ----------- ---------   ------------ ----------
          Net income                                                 156.6        2.0         161.3        2.8
                                                                ----------- ---------   ------------ ----------

Preferred stock dividend                                             (0.4)       (0.1)         (0.8)       (0.1)
                                                                ----------- ---------   ------------ ----------

          Net income available to common shareholders           $    156.2  $      1.9   $    160.5  $      2.7
                                                                ==========  ==========   ==========  ==========




Income (loss) per common share and common equivalent share:
Continuing operations                                           $      0.12 $    (0.10)  $      0.12 $    (0.18)
Discontinued operations                                                7.44       0.20          7.62       0.40
                                                                ----------- ---------   ------------ ----------
                                                                       7.56       0.10          7.74       0.22
Extraordinary loss                                                      --         --            --       (0.08)
                                                                ----------- ---------   ------------ ----------
          Net income                                            $      7.56 $     0.10   $      7.74 $     0.14
                                                                =========== ==========   =========== ==========

Fully diluted income (loss) per common share:
Continuing operations                                           $      0.13 $    (0.10)  $      0.14 $    (0.18)
Discontinued operations                                                6.64       0.20          6.80       0.40
- -----------------------  ---------------------
                                                                       6.77       0.10          6.94       0.22
Extraordinary loss                                                      --         --            --       (0.08)
- -----------------------  ---------------------
          Net income                                            $      6.77 $     0.10   $      6.94 $     0.14
                                                                =========== ==========   =========== ==========

                See Notes to Consolidated Financial Statements

                Power Control Technologies Inc. and Subsidiaries
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share data)
                                  (unaudited)


                                                                                    June 30,                      December 31,
                                                                                      1996                            1995
                                                                                  ------------                    ------------
                   ASSETS

Current assets:
     Cash and cash equivalents                                                         $198.5                           $ --
     Prepaid expenses and other                                                           0.9                             1.2
                                                                                  ------------                    ------------
               Total current assets                                                     199.4                             1.2

Other assets                                                                             12.9                            11.3
Net assets held for sale                                                                  --                             38.8
                                                                                  ------------                    ------------

                                                                                       $212.3                           $51.3
                                                                                  ============                    =============
          LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued expenses                                                                         $4.9                           $ 4.4

Long-term liabilities                                                                     4.4                             4.4
                                                                                  ------------                    ------------
     Total liabilities                                                                    9.3                             8.8


Convertible preferred stock                                                              20.0                            20.0

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01;  250,000,000 shares authorized;
          20,656,502 shares issued and outstanding                                        0.2                             0.2
     Additional paid-in capital                                                          26.7                            26.7
     Retained earnings (accumulated deficit)                                            156.1                            (4.4)
                                                                                  ------------                    ------------
               Total stockholders' equity                                               183.0                            22.5
                                                                                  ------------                    ------------

                                                                                       $212.3                           $51.3
                                                                                  ===========                     ===========

                See Notes to Consolidated Financial Statements

                Power Control Technologies Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (unaudited)


                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                          --------------------------
                                                                                            1996             1995
                                                                                          ---------        ---------
Cash flows from operating activities
Net income                                                                                   $161.3         $  2.8
Adjustments to reconcile net income to total cash provided by (used in)
     operating activities:
          Income from discontinued aerospace business                                          (4.4)          (8.0)
          Gain on discontinued aerospace business                                            (153.7)           --
          Extraordinary loss                                                                    --             1.6
          Depreciation                                                                          --             1.1
Changes in working capital, net of assets and liabilities of discontinued
     operations:
          Other current assets                                                                  0.3            2.3
          Other assets                                                                         (1.6)          (2.0)
          Accrued liabilities                                                                   0.5          (24.9)
          Other long-term  liabilities                                                          --             9.5
                                                                                          ---------        ---------
          Cash provided by (used in) operating activities                                       2.4          (17.6)
                                                                                          ---------        ---------

Cash flows from investing activities
Proceeds from sale of aerospace business, net of  transaction costs                           196.9            --
Transfer of cash                                                                                --          (181.2)
                                                                                          ---------        ---------
          Cash provided by (used in) financing activities                                     196.9         (181.2)
                                                                                          ---------        ---------

Cash flows from financing activities
Debt payments, net                                                                              --           (31.1)
Preferred dividends                                                                            (0.8)          (0.1)
                                                                                          ---------        ---------
          Cash used in financing activities                                                    (0.8)          (31.2)
                                                                                          ---------        ---------

Net increase (decrease) in cash and cash equivalents                                          198.5         (230.0)
Cash and cash equivalents at beginning of period                                                --           230.0
                                                                                          ---------        ---------
Cash and cash equivalents at end of period                                                   $198.5         $  --
                                                                                          =========        =========



                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                  (Unaudited)



NOTE 1.  BASIS OF PRESENTATION

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

NOTE 2.  INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share for the three-month and six-month periods ended June 30, 1995 is based on 19.9 million and 19.8 million shares of common stock, respectively. Income (loss) per common share for the three-month and six-month periods ended June 30, 1996 is based on 20.7 million outstanding shares of common stock. In connection with the Aerospace Sale (see Note 4), all of the outstanding stock options were canceled in April 1996.

         Fully diluted income per common share assumes the conversion of preferred stock into 2.5 million common shares from June 15, 1995.

NOTE 3.  INCOME TAXES

         At December 31, 1995 the Company had available federal net operating loss carryforwards of approximately $172.0 million and therefore the Company has not provided for federal income taxes for the three-month and six-month periods ended June 30, 1996.

NOTE 4.  SALES AND DISPOSITIONS OF ASSETS AND LIABILITIES


         On April 15, 1996, the Company received the necessary approval from its stockholders and consummated the Aerospace Sale pursuant to the terms of the Master Asset Purchase Agreement for aggregate cash consideration of $201.1 million, before estimated transaction costs of approximately $4.2 million. The Company recorded a gain of $153.7 million related to this sale, net of estimated transaction costs. In connection with the Aerospace Sale, Parker-Hannifin assumed the operating liabilities of the Aerospace Business, including the existing debt of the Company. For additional

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                  (Unaudited)





information regarding the Aerospace Sale, readers are referred to the proxy statement for the Company's 1996 Annual Meeting of Stockholders.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         As a result of the April 15, 1996 sale of the Aerospace Business to Parker-Hannifin, the Company has classified those operations as discontinued in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30,
1995

         General and administrative expenses from continuing operations were $0.3 million for the three months ended June 30, 1996, compared to $5.0 million for the three months ended June 30, 1995. The 1996 expenses primarily relate to on-going corporate costs. The 1995 expenses primarily relate to costs associated with the former Hampton, NH office of Abex before the Abex Transfer and the Merger.


         Other income, net was $3.2 million for the three months ended June 30, 1996, compared to $3.0 million for the three months ended June 30, 1995. Other income during the 1996 period represents interest income on cash proceeds received from the Aerospace Sale and income recognized on the Company's overfunded pension plan. Other income during the 1995 period relates primarily to interest income on cash held by Abex before the Abex Transfer and Merger and income recognized on overfunded pension plans.

         The Company recorded a gain of $153.7 million related to the Aerospace Sale, net of estimated transaction expenses, in the three months ended June 30, 1996. There were no income taxes provided in connection with the sale as the tax bases of the assets and liabilities sold approximated the net proceeds.


Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

         General and administrative expenses from continuing operations were $0.6 million for the six months ended June 30, 1996, compared to $10.9 million for the six months ended June 30, 1995. The 1996 expenses primarily relate to on-going corporate costs. The 1995 expenses primarily relate to costs associated with the former Hampton, NH office of Abex before the Abex Transfer and the Merger.


         Other income, net was $3.8 million for the six months ended June 30, 1996, compared to $7.7 million for the six months ended June 30, 1995. Other income during the 1996 period reflects interest income on cash proceeds received from the Aerospace Sale and income recognized on the Company's overfunded pension plans. Other income during the 1995 period relates primarily to interest income on cash held by Abex before the Abex Transfer and Merger and income recognized on overfunded pension plans.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Income from operations of discontinued aerospace business was $4.4 million in the six months ended June 30, 1996 and $8.0 million in the six months ended June 30, 1995. The 1996 period represents aerospace operations through the date of sale while the 1995 period represents aerospace operations for the full period.

         The Company recorded a gain of $153.7 million related to the Aerospace Sale in the six months ended June 30, 1996. There were no income taxes provided in connection with the sale as the tax bases of the assets and liabilities sold approximated the net proceeds.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $198.5 million at June 30, 1996.

         In connection with the Aerospace Sale, on April 15, 1996, the Company terminated its existing Credit Agreement with Chemical Bank and Bank of America (the "Credit Agreement") and entered into an agreement with Chemical Bank pursuant to which certain letters of credit granted by Chemical Bank on behalf of the Company pursuant to the Credit Agreement will remain outstanding.

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

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                          PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a)          Exhibits:

Exhibit           Description

      27*         Financial Data Schedule.

         *filed herein

     (b)          Reports on Form 8-K:

                  A report on Form 8-K was filed on April 30, 1996 to provide the information required by Item 7(a) in connection with the Aerospace Sale.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            POWER CONTROL TECHNOLOGIES INC.

                                                     (Registrant)



Date:  August 7, 1996                        By:/s/Irwin Engelman

                                             Irwin Engelman
                                             Executive Vice President and
                                             Chief Financial Officer



Date:  August 7, 1996                        By:/s/Laurence Winoker

                                             Laurence Winoker
                                             Vice President and Controller
                                             (Principal Accounting Officer)