Form 10-Q
period 1996-09-30
POWER CONTROL TECHNOLOGIES INC
filed 1996-11-12
CIK 945235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number:     1-13780

                        POWER CONTROL TECHNOLOGIES INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                      02-0423416
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)



35 EAST 62ND STREET, NEW YORK, NEW YORK                      10021
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                  212-572-8600
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes   [X]   No [ ]

The number of shares of Common Stock outstanding at November 5, 1996 was 20,656,502.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                     ----------------------    ----------------------
                                                                       1996        1995          1996        1995
                                                                     ----------  ----------    ----------  ----------

General and administrative expense                                   $  (0.6)     $  (0.6)     $    (1.2)     $  (11.5)
                                                                     --------     --------     ----------     ---------
          Operating expense                                             (0.6)        (0.6)          (1.2)        (11.5)

Interest expense                                                          --           --             --          (0.4)
Other income, net                                                        4.1          0.4            7.9           8.1
                                                                     --------     --------     ----------     ---------
          Income (loss) from continuing operations                       3.5         (0.2)           6.7          (3.8)

Discontinued operations
          Income from operations of discontinued aerospace
               business, net of foreign income taxes                      --          3.9            4.4          11.9
          Gain on sale of discontinued aerospace business                 --           --          153.7            --
                                                                     --------     --------     ----------     ---------
Income before extraordinary loss                                         3.5          3.7          164.8           8.1

Extraordinary loss                                                        --           --             --          (1.6)
                                                                     --------     --------     ----------     ---------
          Net income                                                     3.5          3.7          164.8           6.5
                                                                     --------     --------     ----------     ---------

Preferred stock dividend                                                (0.4)        (0.4)          (1.2)         (0.5)
                                                                     --------     --------     ----------     ---------

          Net income available to common shareholders                $   3.1      $   3.3      $   163.6      $    6.0
                                                                     ========     ========     ==========     =========


Income (loss) per common share and common equivalent share:
Continuing operations                                                $   0.15     $  (0.03)    $     0.27     $   (0.21)
Discontinued operations                                                    --         0.19           7.63          0.59
                                                                     --------     --------     ----------     ---------
                                                                         0.15         0.16           7.90          0.38
Extraordinary loss                                                         --           --             --         (0.08)
                                                                     --------     --------     ----------     ---------
          Net income                                                 $   0.15     $   0.16     $     7.90     $    0.30
                                                                     ========     ========     ==========     =========


Fully diluted income (loss) per common share:
Continuing operations                                                $   0.15     $  (0.01)    $     0.29     $   (0.18)
Discontinued operations                                                    --         0.17           6.81          0.56
                                                                     --------     --------     ----------     ---------
                                                                         0.15         0.16           7.10          0.38
Extraordinary loss                                                         --           --             --         (0.08)
                                                                     --------     --------     ----------     ---------
          Net income                                                 $   0.15     $   0.16     $     7.10     $    0.30
                                                                     ========     ========     ==========     =========



                See Notes to Consolidated Financial Statements.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                           1996                1995
                                                                                      --------------       ---------------

                   ASSETS
Current assets:
     Cash and cash equivalents                                                         $       1.3           $      --
     Marketable securities                                                                   196.5                  --
     Prepaid expenses and other                                                                0.7                 1.2
                                                                                       -----------           ---------
               Total current assets                                                          198.5                 1.2

Restricted cash                                                                                2.1                  --
Net assets held for sale                                                                        --                38.8
Other assets                                                                                  13.8                11.3
                                                                                       -----------           ---------
                                                                                       $     214.4           $    51.3
                                                                                       ===========           =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                       $       4.0           $     4.4

Long-term liabilities                                                                          4.3                 4.4
                                                                                       -----------           ---------
     Total liabilities                                                                         8.3                 8.8

Convertible preferred stock                                                                   20.0                20.0

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01;  250,000,000 shares authorized;
          20,656,502 shares issued and outstanding                                            0.2                  0.2
     Additional paid-in capital                                                              26.7                 26.7
     Retained earnings (accumulated deficit)                                                159.2                 (4.4)
                                                                                       -----------           ---------
               Total stockholders' equity                                                   186.1                 22.5
                                                                                       -----------           ---------
                                                                                       $    214.4            $    51.3
                                                                                       ===========           =========


                See Notes to Consolidated Financial Statements.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                       -----------------------------------
                                                                                            1996                1995
                                                                                       ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $  164.8          $    6.5
Adjustments to reconcile net income to total cash provided by (used in)
     operating activities:
          Income from discontinued aerospace business                                          (4.4)            (11.9)
          Gain on discontinued aerospace business                                            (153.7)               --
          Extraordinary loss                                                                     --               1.6
          Depreciation                                                                           --               1.1
Changes in assets and liabilities:
          Assets held for sale                                                                   --               1.6
          Other current assets                                                                  0.5               1.9
          Other  assets                                                                        (2.5)             (2.4)
          Accrued liabilities                                                                  (0.4)            (25.1)
          Other long-term  liabilities                                                           --               9.5
                                                                                           --------          --------
          Cash provided by (used in) operating activities                                       4.3             (17.2)
                                                                                           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of aerospace business, net of  transaction costs                           196.8                --
Net increase in marketable securities                                                        (196.5)               --
Transfer of cash in Abex Merger                                                                  --            (181.2)
                                                                                           --------          --------
          Cash provided by (used in) investing activities                                       0.3            (181.2)
                                                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt payments, net                                                                               --             (31.1)
Increase in restricted cash                                                                    (2.1)               --
Preferred dividends                                                                            (1.2)             (0.5)
                                                                                           --------          --------
          Cash used in financing activities                                                    (3.3)            (31.6)
                                                                                           --------          --------

Net increase (decrease) in cash and cash equivalents                                            1.3            (230.0)
Cash and cash equivalents at beginning of period                                                 --             230.0
                                                                                           --------          --------
Cash and cash equivalents at end of period                                                 $    1.3          $    0.0
                                                                                           ========          ========



                See Notes to Consolidated Financial Statements.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Power Control Technologies Inc. (the "Company" or "PCT") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K and proxy statement for the Company's 1996 Annual Meeting of Stockholders. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1995 annual report on Form 10-K.

         On April 15, 1996, the Company sold substantially all of its operating assets and related liabilities (see Note 4). Accordingly, the consolidated financial statements for all periods presented reflect such assets and liabilities and related results of operations as discontinued operations.

NOTE 2.  INCOME PER COMMON SHARE

         Income per common share for the three-month and nine-month periods ended September 30, 1995 is based on 20.7 million and 20.1 million shares of common stock, respectively. Income per common share for the three-month and nine-month periods ended September 30, 1996 is based on 20.7 million outstanding shares of common stock. In connection with the Aerospace Sale (see
Note 4), all of the outstanding stock options were canceled in April 1996.

         Fully diluted income per common share assumes the conversion of preferred stock into 2.5 million common shares from June 15, 1995.

NOTE 3.  INCOME TAXES

         At December 31, 1995 the Company had available federal net operating loss carryforwards of approximately $172.0 and therefore the Company has not provided for federal income taxes for the three-month and nine-month periods ended September 30, 1996.

NOTE 4.  SALES AND DISPOSITIONS OF ASSETS AND LIABILITIES

         On April 15, 1996, the Company received the necessary approval from its stockholders and consummated the Aerospace Sale pursuant to the terms of the Master Asset Purchase Agreement for aggregate cash consideration of $201.1, before estimated transaction costs of approximately $4.3 million. The Company recorded a gain of $153.7 related to this sale, net of estimated transaction costs. In connection with the Aerospace Sale, Parker-Hannifin assumed the operating liabilities of the Aerospace Business, including the existing debt of the Company. For additional information regarding

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


the Aerospace Sale, readers are referred to the proxy statement for the Company's 1996 Annual Meeting of Stockholders.

NOTE 5.  SALE OF MAFCO WORLDWIDE TO PCT

         On October 23, 1996, MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with PCT and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser has agreed to purchase from MC Group , and MC Group has agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of MC Group ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") to be issued pursuant to the Value Support Rights Agreement (the "VSR Agreement") to be entered into between MC Group and American Stock Transfer & Trust Company, as trustee. Flavors, through its wholly owned subsidiary Mafco Worldwide Corporation, operates MC Group's licorice extract and other flavoring agents manufacturing and distributing business. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction. The transaction is expected to close in the fourth quarter of 1996.

         In consideration for the Shares and VSRs, Purchaser has agreed to pay MC Group cash in the amount of $180. In addition, Purchaser shall pay MC Group deferred cash payments of $3.7 on June 30, 1997 and $3.5 on December 31, 1997.

         It is anticipated that the VSRs will be distributed to all holders of PCT Common Stock and PCT Preferred Stock promptly following the effectiveness of a registration statement to be filed by MC Group with the Securities and Exchange Commission. Each VSR, subject to certain limitations, entitles its holder to receive a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price (as defined in the VSR Agreement) of PCT Common Stock is below $11.00 per share on January 1, 1999; provided, however, MC Group has an optional right to call the VSRs each April 1, July 1, October 1 and January 1 from and including April 1, 1997 to and including October 1, 1998 (each, an "Optional Call Date"). If MC Group calls the VSRs on or before January 1, 1998, holders will be entitled to receive a payment of at least $0.50 and up to $3.25 per VSR if the 30-Day Average Market Price is below $10.25 per share as of such Optional Call Date. If MC Group calls the VSRs after January 1, 1998, each VSR will entitle its holder to a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price is below $11.00 per share on such Optional Call Date.

         The Purchase Agreement contains a number of representations, warranties and covenants by the parties.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

GENERAL

         As a result of the April 15, 1996 sale of the Aerospace Business to Parker-Hannifin, the Company has classified those operations as discontinued in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

         General and administrative expenses from continuing operations in 1996 and 1995 were $0.6 for the three months ended September 30, 1996 and 1995. The expenses primarily relate to on-going corporate costs.

         Other income, net was $4.1 for the three months ended September 30, 1996, compared to $0.4 for the three months ended September 30, 1995. Other income during the 1996 period represents interest income on cash proceeds received from the Aerospace Sale and income recognized on the Company's overfunded pension plan. Other income during the 1995 period reflects income recognized on the Company's overfunded pension plan.

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

         General and administrative expenses from continuing operations were $1.2 for the nine months ended September 30, 1996, compared to $11.5 for the nine months ended September 30, 1995. The 1996 expenses primarily relate to on-going corporate costs. The 1995 expenses primarily relate to costs associated with the former Hampton, NH office of Abex before the Abex Transfer and the Merger and on-going corporate costs of the Company after the Abex Transfer and Merger.

         Other income, net was $7.9 for the nine months ended September 30, 1996, compared to $8.1 for the nine months ended September 30, 1995. Other income during the 1996 period reflects interest income on cash proceeds received from the Aerospace Sale and income recognized on the Company's overfunded pension plan. Other income during the 1995 period relates primarily to interest income on cash held by Abex before the Abex Transfer and Merger and income recognized on overfunded pension plan.

         Income from operations of discontinued aerospace business was $4.4 in the nine months ended September 30, 1996 and $11.9 in the nine months ended September 30, 1995. The 1996 period represents aerospace operations through the date of sale while the 1995 period represents aerospace operations for the full period.

         The Company recorded a gain of $153.7 related to the Aerospace Sale in the nine months ended September 30, 1996. There were no income taxes provided in connection with the sale as the tax bases of the assets and liabilities sold approximated the net proceeds.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1.3 and marketable securities of $196.5 at September 30, 1996.

         In connection with the Aerospace Sale, on April 15, 1996, the Company terminated its existing Credit Agreement with Chemical Bank and Bank of America (the "Credit Agreement") and entered into an agreement with Chemical Bank pursuant to which certain letters of credit granted by Chemical Bank on behalf of the Company pursuant to the Credit Agreement will remain outstanding.

         On February 5, 1996, the Company, through Pneumo Abex, entered into a Reimbursement Agreement with Chemical Bank and MC Group. The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues not related to the Company's former Aerospace Business. In connection with the Abex Transfer, MC Group has agreed to indemnify the Company for these contingent liabilities, which are generally paid by third party indemnitors and insurers, including the cost of the letters of credit.

         At December 31, 1995, the Company had available federal net operating loss carryforwards of approximately $172.0.

         On October 23, 1996, MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with PCT and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser has agreed to purchase from MC Group , and MC Group has agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of MC Group ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") to be issued pursuant to the Value Support Rights Agreement (the "VSR Agreement") to be entered into between MC Group and American Stock Transfer & Trust Company, as trustee. Flavors, through its wholly owned subsidiary Mafco Worldwide Corporation, operates MC Group's licorice extract and other flavoring agents manufacturing and distributing business. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction. The transaction is expected to close in the fourth quarter of 1996.

         In consideration for the Shares and VSRs, Purchaser has agreed to pay MC Group cash in the amount of $180. In addition, Purchaser shall pay MC Group deferred cash payments of $3.7 on June 30, 1997 and $3.5 on December 31, 1997.

         It is anticipated that the VSRs will be distributed to all holders of PCT Common Stock and PCT Preferred Stock promptly following the effectiveness of a registration statement to be filed by MC Group with the Securities and Exchange Commission. Each VSR, subject to certain limitations, entitles its holder to receive a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price (as defined in the VSR Agreement) of PCT Common Stock is below $11.00 per share on January

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

1, 1999; provided, however, MC Group has an optional right to call the VSRs each April 1, July 1, October 1 and January 1 from and including April 1, 1997 to and including October 1, 1998 (each, an "Optional Call Date"). If MC Group calls the VSRs on or before January 1, 1998, holders will be entitled to receive a payment of at least $0.50 and up to $3.25 per VSR if the 30-Day Average Market Price is below $10.25 per share as of such Optional Call Date. If MC Group calls the VSRs after January 1, 1998, each VSR will entitle its holder to a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price is below $11.00 per share on such Optional Call Date.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

                          PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit  Description

         10.1 Stock and VSR Purchase Agreement, dated as of October 23, 1996, by and between Mafco Consolidated Group Inc. and Power Control Technologies Inc. and PCT International Holdings Inc. (incorporated by reference to Exhibit 7 of the Mafco Consolidated Group Inc. Schedule 13D, dated October 25, 1996 filed with respect to Power Control Technologies, Inc.)

         10.2 Form of Value Support Rights Agreement between Mafco Consolidated Group Inc. and American Stock Transfer & Trust Company, as the trustee (included as Exhibit A to the Stock and VSR Purchase Agreement incorporated by reference in
                  Exhibit 10.1).

         27*      Financial Data Schedule.

         *filed herein

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        POWER CONTROL TECHNOLOGIES INC.
                                                (Registrant)



Date: November 12, 1996                 By:/s/Irwin Engelman
                                           ------------------------------
                                           Irwin Engelman
                                           Executive Vice President and
                                           Chief Financial Officer


Date: November 12, 1996                 By:/s/Laurence Winoker
                                           -----------------------------
                                           Laurence Winoker
                                           Vice President and Controller
                                           (Principal Accounting Officer)