Form 10-Q/A
period 1996-09-30
POWER CONTROL TECHNOLOGIES INC
filed 1996-12-26
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                  FORM 10-Q/A

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number:     1-13780

                         POWER CONTROL TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 02-0423416
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

35 East 62nd Street, New York, New York              10021

(Address of principal executive offices)           (Zip Code)

                                  212-572-8600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes /x/  No / /

The number of shares of Common Stock outstanding at November 5, 1996 was 20,656,502.

                Power Control Technologies Inc. and Subsidiaries
                       Consolidated Statements of Income
                  (Dollars in millions, except per share data)
                                  (unaudited)


                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                              ---------------------------      --------------------------
                                                                 1996            1995            1996             1995
                                                              ----------      ----------       ----------      ----------

General and administrative expense                              $(0.6)          $(0.6)           $(1.2)          $(11.5)
                                                              ----------      ----------       ----------      ----------
          Operating expense                                      (0.6)           (0.6)            (1.2)           (11.5)

Interest expense                                                    -               -                -             (0.4)
Other income, net                                                 4.1             0.4              7.9              8.1
                                                              ----------      ----------       ----------      ----------
          Income (loss) from continuing operations                3.5            (0.2)             6.7             (3.8)

Discontinued operations

          Income from operations of discontinued aerospace
             business, net of foreign income taxes                  -             3.9              4.4             11.9
          Gain on sale of discontinued aerospace business           -               -            153.7                -
                                                              ----------      ----------       ----------      ----------
Income before extraordinary loss                                  3.5             3.7            164.8              8.1

Extraordinary loss                                                  -               -                -             (1.6)
                                                              ----------      ----------       ----------      ----------
          Net income                                              3.5             3.7            164.8              6.5
                                                              ----------      ----------       ----------      ----------

Preferred stock dividend                                         (0.4)           (0.4)            (1.2)            (0.5)
                                                              ----------      ----------       ----------      ----------

          Net income available to common shareholders            $3.1            $3.3           $163.6             $6.0
                                                              ----------      ----------       ----------      ----------
                                                              ----------      ----------       ----------      ----------



Income (loss) per common share and common equivalent share:
Continuing operations                                           $0.15          $(0.03)           $0.27           $(0.21)
Discontinued operations                                             -            0.19             7.63             0.59
                                                              ----------      ----------       ----------      ----------
                                                                 0.15            0.16             7.90             0.38

Extraordinary loss                                                  -               -                -            (0.08)
                                                              ----------      ----------       ----------      ----------
          Net income                                            $0.15           $0.16            $7.90            $0.30
                                                              ----------      ----------       ----------      ----------
                                                              ----------      ----------       ----------      ----------


Fully diluted income (loss) per common share:

Continuing operations                                           $0.15          $(0.01)           $0.29           $(0.18)
Discontinued operations                                             -            0.17             6.81             0.56
                                                              ----------      ----------       ----------      ----------
                                                                 0.15            0.16             7.10             0.38


Extraordinary loss                                                  -               -                -            (0.08)
                                                              ----------      ----------       ----------      ----------
          Net income                                            $0.15           $0.16            $7.10            $0.30

                                                              ----------      ----------       ----------      ----------
                                                              ----------      ----------       ----------      ----------

                See Notes to Consolidated Financial Statements.

                Power Control Technologies Inc. and Subsidiaries
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share data)
                                  (unaudited)

                                                  September 30,         December 31,
                                                      1996                  1995
                                                 ---------------       --------------
          ASSETS

Current assets:


     Cash and cash equivalents                         $    1.3              $     -
     Trading securities                                   196.5                    -
     Prepaid expenses and other                             0.7                  1.2
                                                 ---------------       --------------
               Total current assets                       198.5                  1.2

Restricted cash                                             2.1                    -
Net assets held for sale                                      -                 38.8
Other assets                                               13.8                 11.3
                                                 ---------------       --------------

                                                       $  214.4              $  51.3
                                                 ---------------       --------------
                                                 ---------------       --------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                       $    4.0              $   4.4

Long-term liabilities                                       4.3                  4.4
                                                 ---------------       --------------
     Total liabilities                                      8.3                  8.8


Convertible preferred stock                                20.0                 20.0

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01;  250,000,000
          shares authorized; 20,656,502 shares
          issued and outstanding                            0.2                  0.2
     Additional paid-in capital                            26.7                 26.7
     Retained earnings (accumulated deficit)              159.2                 (4.4)
                                                 ---------------       --------------
               Total stockholders' equity                 186.1                 22.5
                                                 ---------------       --------------


                                                       $  214.4              $  51.3
                                                 ---------------       --------------
                                                 ---------------       --------------

                See Notes to Consolidated Financial Statements.

                Power Control Technologies Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                        ------------------------
                                                           1996          1995
                                                        -----------   ----------
Cash flows from operating activities
Net income                                              $    164.8    $     6.5
Adjustments to reconcile net income to total cash used
   in operating activities:
          Income from discontinued aerospace business         (4.4)       (11.9)
          Gain on discontinued aerospace business           (153.7)           -
          Extraordinary loss                                     -          1.6
          Depreciation                                           -          1.1
Changes in assets and liabilities:
          Net increase in trading securities                (196.5)           -
          Assets held for sale                                   -          1.6
          Other current assets                                 0.5          1.9
          Other assets                                        (2.5)        (2.4)
          Accrued liabilities                                 (0.4)       (25.1)
          Other long-term  liabilities                           -          9.5
                                                        -----------   ----------
          Cash used in operating activities                 (192.2)       (17.2)
                                                        -----------   ----------

Cash flows from investing activities
Proceeds from sale of aerospace business,
   net of transaction costs                                  196.8            -
Transfer of cash in Abex Merger                                  -       (181.2)
                                                        -----------   ----------
          Cash provided by (used in) investing
             activities                                      196.8       (181.2)
                                                        -----------   ----------

Cash flows from financing activities
Debt payments, net                                               -        (31.1)
Increase in restricted cash                                   (2.1)           -
Preferred dividends                                           (1.2)        (0.5)
                                                        -----------   ----------
          Cash used in financing activities                   (3.3)       (31.6)
                                                        -----------   ----------

Net increase (decrease) in cash and cash equivalents           1.3       (230.0)
Cash and cash equivalents at beginning of period                 -        230.0
                                                        -----------   ----------
Cash and cash equivalents at end of period              $      1.3    $     0.0


                                                        -----------   ----------
                                                        -----------   ----------


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

        Restricted cash of $2.1 million at September 30, 1996 reflects segregated cash held for the benefit of certain parties to cover certain insurance obligations.

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

NOTE 3.  INCOME TAXES

        At December 31, 1995 the Company had available federal net operating loss carryforwards of approximately $172.0.

        At September 30, 1996, PCT has recorded a full valuation allowance against the net deferred tax asset which relates primarily to the net operating loss carryforward. Management believes that based upon PCT's historical results, it is not assured that it would be able to recognize tax benefit for such asset in the future. In addition, no provision for income taxes was provided for the nine months ended September 30, 1996 as the Company anticipates a taxable loss for the year and has incurred a tax loss for the nine-month period. Also, no provision for income taxes was recorded in connection with the Aerospace Sale due to the

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)


fact that PCT anticipates that the tax bases of the assets and liabilities sold will approximate the net proceeds from the sale.

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

NOTE 5.  SALE OF FLAVORS HOLDINGS TO PCT

        On October 23, 1996, MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with PCT and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser agreed to purchase from MC Group (the "Acquisition"), and MC Group agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of MC Group ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") issued pursuant to the Value Support Rights Agreement (the "VSR Agreement") entered into between MC Group and American Stock Transfer & Trust Company, as trustee. Flavors, through its wholly owned subsidiary Mafco Worldwide Corporation, operates MC Group's licorice extract and other flavoring agents manufacturing and distributing business. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction.

        On November 25, 1996, pursuant to the Purchase Agreement, MC

Group sold to PCT International (i) all of the outstanding shares of Flavors Common Stock and (ii) 23,156,502 VSRs for an aggregate consideration of $297.3, consisting of $180.0 in cash, the assumption of approximately
$110.1 of indebtedness of Mafco Worldwide and deferred cash payments from PCT International of $7.2. The VSRs were subsequently distributed to PCT. Pursuant to the Purchase Agreement, PCT will be required to make deferred cash payments to MC Group of $3.7 on June 30, 1997 and $3.5 million on December 31, 1997.

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

        The Company has structured the Acquisition to allow for the possible utilization of the Company's net operating loss carryforward. Based upon the historical results of Flavors and the Company, and the projected results for the period that takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize a portion of the benefits relating to such net operating loss carryforward. Accordingly, in connection with the purchase price allocation of Flavors, the valuation allowance on the net deferred tax assets will be reduced.

        In addition, in order to protect the availability of the Company's net operating loss carryforward, PCT's certificate of incorporation prohibits, subject to certain exceptions, transfers of PCT Common Stock until July 1999 to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding PCT Common Stock. The Company has been advised by legal counsel that the transfer restriction in PCT's certificate of incorporation is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction, including, if necessary, the institution of legal proceedings seeking enforcement.

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

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in millions)


Financial Condition, Liquidity and Capital Resources

        The Company had cash and cash equivalents of $1.3 and trading securities of $196.5 at September 30, 1996.

        In connection with the Aerospace Sale, on April 15, 1996, the Company terminated its existing Credit Agreement with Chemical Bank and Bank of America (the "Credit Agreement") and entered into an agreement with Chemical Bank pursuant to which certain letters of credit granted by Chemical Bank on behalf of the Company pursuant to the Credit Agreement will remain outstanding.

        On February 5, 1996, the Company, through Pneumo Abex, entered into a Reimbursement Agreement with Chemical Bank and MC Group. The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues not related to the Company's former Aerospace Business. In connection with the Abex Transfer, MC Group has agreed to indemnify the Company for these contingent liabilities, which are generally paid by third party indemnitors and insurers, including the cost of the letters of credit.

        At December 31, 1995, the Company had available federal net operating loss carryforwards of approximately $172.0.

        On October 23, 1996, MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with PCT and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser agreed to purchase from MC Group (the "Acquisition"), and MC Group agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of MC Group ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") issued pursuant to the Value Support Rights Agreement (the "VSR Agreement") entered into between MC Group and American Stock Transfer & Trust Company, as trustee. Flavors, through its wholly owned subsidiary Mafco Worldwide Corporation, operates MC Group's licorice extract and other flavoring agents manufacturing and distributing business. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction.

        On November 25, 1996, pursuant to the Purchase Agreement, MC

Group sold to PCT International (i) all of the outstanding shares of Flavors Common Stock and (ii) 23,156,502 VSRs for an aggregate consideration of $297.3, consisting of $180.0 in cash, the assumption of approximately
$110.1 of indebtedness of Mafco Worldwide and deferred cash payments from PCT International of $7.2. The VSRs were subsequently distributed to PCT. Pursuant to the Purchase Agreement, PCT will be required to make deferred cash payments to MC Group of $3.7 on June 30, 1997 and $3.5 million on December 31, 1997.

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

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in millions)


PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.

(a)     Exhibit Description

        10.1 Stock and VSR Purchase Agreement, dated as of October 23, 1996, by and between Mafco Consolidated Group Inc. and Power Control Technologies Inc. and PCT International Holdings Inc. (incorporated by reference to Exhibit 7 of the Mafco Consolidated

               Group Inc. Schedule 13D, dated October 25, 1996 filed with respect to Power Control Technologies Inc.)

        10.2 Form of Value Support Rights Agreement between Mafco Consolidated Group Inc. and American Stock Transfer & Trust Company, as the trustee (included as Exhibit A to the Stock and VSR Purchase Agreement incorporated by reference in Exhibit 10.1).

        11*    Computation of Earnings Per Share

        27 Financial Data Schedule (incorporated by reference to the Power Control Technologies Inc. Form 10-Q for the quarterly period ended September 30, 1996).

        *filed herein

(b)     Reports on Form 8-K

        None

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

                                        POWER CONTROL TECHNOLOGIES INC.
                                        -------------------------------
                                                        (Registrant)

Date:  December 23, 1996                By: /s/Irwin Engelman
                                           ----------------------------
                                        Irwin Engelman
                                        Executive Vice President and
                                        Chief Financial Officer

Date:  December 23, 1996                By:/s/Laurence Winoker
                                           ----------------------------
                                        Laurence Winoker
                                        Vice President and Controller
                                        (Principal Accounting Officer)