Form 10-K
period 1996-12-31
POWER CONTROL TECHNOLOGIES INC
filed 1997-03-24
CIK 945235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number  1-13780

                        POWER CONTROL TECHNOLOGIES INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                       02-0423416
-------------------------------------------------------------------------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

35 EAST 62ND STREET, NEW YORK, N.Y.                            10021
-------------------------------------------------------------------------------
(Address of principal executive
offices)                                                      (Zip Code)

                                 212-572-8600
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH
                                                REGISTERED
    -----------------------------    -------------------------------
     Common Stock, par value $.01      New York Stock Exchange, Inc.
               per share

       Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. X Yes No

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.    [X]

      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 7, 1997 was $114,057,541.

      The number of shares of Common Stock outstanding as of March 7, 1997 were 20,656,502.

                      Documents incorporated by reference

      Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1997, are incorporated herein by reference into Part III.

                                     PART I
ITEM 1.   BUSINESS

GENERAL

      Power Control Technologies Inc. ("PCT" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

      PCT has been a public company since June 15, 1995 when shares of its common stock, par value $.01 per share (the "PCT Common Stock"), were publicly distributed (the "PCT Distribution") to existing stockholders of Abex Inc. ("Abex"), PCT's former parent, in connection with the merger (the "Abex Merger") of Abex and a wholly-owned subsidiary of Mafco Holdings Inc. ("Holdings") and the related transfer (the "Transfer") to a subsidiary of Mafco Consolidated Group, Inc. ("Mafco") of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), which continued to be owned by PCT. On July 16, 1992, Abex was spun off (the "Abex Distribution") from the Henley Group Inc. ("Henley Group"). Following the Abex Distribution and prior to the PCT Distribution, Abex, through PCT, sold three of its five operating divisions and combined the two others to form Aerospace. Prior to July 16, 1992, PCT was an indirect wholly-owned subsidiary of Henley Group.

      On April 15, 1996, the Company sold to Parker Hannifin Corporation ("Parker Hannifin") its entire Aerospace operations including substantially all of its assets (the "Aerospace Sale"), pursuant to the terms of a Master Asset Purchase Agreement for aggregate cash consideration of $201.1 million. In connection with the Aerospace Sale, Parker Hannifin, the buyer, assumed the operating liabilities of the Aerospace Business, including the Company's existing debt.

      On November 25, 1996, Mafco and PCT consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, by and among Mafco, PCT and PCT International Holdings Inc. ("Purchaser"), a Delaware corporation and wholly-owned subsidiary of PCT. Pursuant to the Purchase Agreement, Purchaser acquired from Mafco (the "Flavors Acquisition"), all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors"), a Delaware corporation and wholly-owned subsidiary of Mafco, and 23,156,502 Value Support Rights (each a "VSR" and, collectively, the "VSRs") issued pursuant to a Value Support Rights Agreement (the "VSR Agreement"), dated November 25, 1996 between Mafco and American Stock Transfer & Trust Company, as trustee.

      In consideration for the Shares and VSRs, Purchaser paid Mafco cash in the amount of $180 million. In addition, Purchaser will pay Mafco deferred cash payments of $3.7 million on June 30, 1997 and $3.5 million on December 31, 1997. The source of funds for such payments was, and is anticipated to be, available cash. Mafco owns approximately 28.8% of the outstanding shares of PCT Common Stock and all of the convertible redeemable preferred stock which has an aggregate liquidation preference of $20.0 million.

      Immediately following the Flavors Acquisition, Mafco Worldwide Corporation ("Mafco Worldwide"), then a wholly-owned subsidiary of Flavors, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and becoming a wholly-owned subsidiary of Flavors.

      Through Pneumo Abex (as the successor to Mafco Worldwide), the Company is primarily in the business of producing licorice extract and other flavoring agents. Based upon its knowledge of the licorice industry, the Company believes that it is the world's largest producer of licorice extract and the only manufacturer of licorice extract in the United States. The Company also believes that it manufactures more than 70% of the worldwide licorice extract sold to end-users. Approximately 72% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes as well as other tobacco products (moist snuff, chewing tobacco and pipe tobacco). While licorice extract represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element of the brand's flavor.

      The Company also sells licorice extract to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as a garden mulch under the name Right Dress. The Company's other products include non-licorice natural flavors, spices and botanicals that are used as flavoring ingredients in food and tobacco products.

      The Company has achieved its position as the world's leading manufacturer of licorice extract through its experience in obtaining licorice root, its technical expertise at maintaining the consistency and quality of its product and its ability to develop and manufacture proprietary formulations for individual customers and applications.

OPERATING STRATEGIES

      The Company intends to maintain its position as the world leader in licorice extract: (a) by continuing to expand in foreign markets as the popularity of American blend cigarettes continues to increase; (b) by improving its manufacturing process and raw material procurement in order to achieve lower costs and; (c) by forming joint ventures in strategic areas of the world to increase its overall licorice business.

PRODUCTS AND MANUFACTURING

      Licorice extract products. The Company produces a variety of licorice products from licorice root, licorice extract produced by others and certain other flavor ingredients at its facilities in Camden, New Jersey and Gardanne, France. The Company selects licorice root from various sources to optimize flavoring and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semifluid or blocks, depending on the customer's requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with licorice extracts from other producers and non-licorice ingredients to produce licorice flavors that meet the individual customer's requirements. Licorice extract can be further purified to produce licorice derivatives. The Company maintains finished goods inventories of sufficient quantity to provide immediate delivery to its domestic tobacco and non-tobacco customers. Foreign orders for licorice extract are produced upon receipt of orders and are available to ship in approximately 30 days.

      Other products. The Company also sells non-licorice flavoring agents to the tobacco, spice, pharmaceutical and health food industries. The Company cleans, grinds or cuts unprocessed spices and botanicals, principally chilies, sage, cassia (cinnamon) and cocoa bean shells to customer specifications.

RAW MATERIALS

      Licorice extract is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant's roots, which can be up to several inches thick and up to 25 feet long are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, the Company acquires the root in local markets for shipment to the Company's processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by the Company originates in Afghanistan, China, Pakistan, Azerbaijan, Uzbekistan, Turkmenistan, Syria and Turkey. Through many years of experience, the Company has developed extensive knowledge and relationships with their suppliers in these areas. Although the amount of licorice root the Company purchases from any individual source or country varies from year to year depending on cost and quality, the Company endeavors to purchase some licorice root from all available sources. This enables the Company to maintain multiple sources of supply and relationships with many suppliers so that if the licorice root from any one source becomes temporarily unavailable or uneconomic, the Company will be able to replace that source with licorice root from another area or supplier. During 1996, two suppliers of root, one in Pakistan and one in China, supplied 15% and 20%, respectively of the Company's total root purchases. The Company tries to maintain a sufficient licorice root inventory and open purchase contracts to meet production needs for up to two years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore the Company has experienced little, if any, material spoilage. The Company has been able to obtain licorice root without interruption since World War II even though there has been periodic instability in the areas of the world where licorice root grows.

      In addition to licorice root, the Company also purchases significant quantities of licorice extract produced by others for use as a raw material. These licorice extracts are available from producers primarily in China in quantities sufficient to meet the Company's current requirements and anticipated requirements for the foreseeable future. During 1996, the Company had three licorice suppliers of licorice extracts who supplied more than 10% each of total licorice extract purchases.

      Other non-licorice raw materials for the Company's other blended licorice and non-licorice products are commercially available through many domestic and foreign sources.

SALES AND MARKETING

      All licorice sales in the U.S. (including sales of licorice extract to U.S. cigarette manufacturers for use in American blend cigarettes to be exported) are made through the Company's executive offices located in Camden, New Jersey, with technical support from the Company's research and development department. Outside the U.S., the Company sells its products directly from its Camden, New Jersey offices and through its French subsidiary, exclusive agents and independent distributors.

      The Company has established strong relationships with its customers in the tobacco and other industries because of its expertise in producing and supplying consistent quality licorice products with a high level of service and security of supply. The Company ships products worldwide and provides technical assistance for product development for both tobacco and non-tobacco applications.

      The Company sells licorice root residue, a by-product of the licorice extract manufacturing process, as a garden mulch under the name Right Dress. Distribution of Right Dress is limited to the area within a 200-mile radius of Camden, New Jersey due to shipping costs and supply limitations.

      In 1996, Pneumo Abex's ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 58% of the Company's pro forma net revenues and one customer, Philip Morris Companies Inc. ("Philip Morris") accounted for 26% of the Company's pro forma sales. If Philip Morris were to stop purchasing licorice extract from the Company, it would have a significant adverse effect on the financial results of the Company.

COMPETITION

      The Company believes that its position as the largest manufacturer of licorice extract in the world arises from its long-standing ability to provide its customers with a steady supply of high quality and consistent products, together with superior technical support. Producing licorice extract of consistently high quality at low cost requires an experienced work force, careful manufacturing and rigorous quality control. The Company's long-term relationships and knowledge of the licorice root market are of great value in enabling it to consistently acquire quality raw materials at reasonable cost. Although the Company could face increased competition in the future, the Company currently encounters limited competition in sales of licorice extract to tobacco companies in many of its markets as a result of the factors described above and the large investments in inventories of raw materials and production facilities that are required to adequately fulfill its customers' needs. Other markets in which the Company operates, particularly the confectionery licorice market in Europe, are more competitive. Significant competing producers of licorice extract are government owned and private corporations in China, a government owned corporation in Iran and a government affiliated corporation based in Israel.

THE TOBACCO INDUSTRY

      Developments and trends within the tobacco industry may have a material effect on the operations of the Company.

      Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels. Together with changing public attitudes toward smoking, a constant expansion of smoking regulations since the early 1970s has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry.

      For more than 30 years, the sale and use of cigarettes has been subject to opposition from government and health officials in the U.S. and other countries due to claims that cigarette smoking is harmful to an individual's health. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes, in diminished social acceptability of smoking and in activities by anti-smoking groups designed to inhibit cigarette sales. The effects of these claims together with substantial increases in state and federal taxes on cigarettes have resulted in lower cigarette consumption, which is likely to continue in the future.

     During the period 1992-1996, U.S. cigarette consumption declined at an average of 0.7% per year and exports of cigarettes by U.S. manufacturers increased at an average rate of 6.0% per year. The growth of U.S. cigarette exports is due to successful marketing of U.S. cigarette brands by U.S. tobacco manufacturers and the increasing popularity of the lighter flavor of American blend cigarettes, particularly in Europe and Asia. In addition, certain countries have reduced trade barriers that had previously limited imports of cigarettes manufactured by U.S. manufacturers. In response to the growing popularity of American blend cigarettes and increased exports by U.S. manufacturers, foreign manufacturers are now producing American blend cigarettes.

      Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. U.S. production of chewing tobacco products has steadily declined for more than a decade and from 1992 through 1996 it has declined by 4.3%. Consumption has declined because chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970s and has increased 1.2% from 1992 through 1996 due to the shift away from cigarettes and other types of smoking tobacco.

      Health Regulations. Federal law has required health warnings on cigarettes since 1965 and has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products, together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would have (i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shifted regulatory control of tobacco products and advertisements from the Federal Trade Commission to the U.S. Food and Drug Administration (the "FDA");
(v) increased tobacco excise taxes; and (vi) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals or similar bills have had an adverse effect on the sales or operations of the Company. In addition, various federal agencies, including the FDA as discussed below, have recently proposed to regulate the tobacco industry.

      In addition, federal, state and local legislative and regulatory bodies have increasingly moved to curtail smoking by prohibiting smoking in certain public places, restricting the sale of tobacco products to minors, increasing labeling requirements, regulating the marketing, promotion and advertisement of cigarettes and smokeless tobacco and protecting non-smokers from so-called "second-hand" smoke. Smokeless tobacco manufacturers are subject to similar health warning regulations as cigarette producers, and there has been litigation that claims smokeless tobacco causes oral cancer. To the extent that further actions are taken to regulate tobacco products and restrict smoking, such actions could have a material adverse effect on the Company. Some foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to require ingredient disclosure, to impose maximum constituent levels, to increase taxes on cigarettes, to control prices, to restrict imports, to ban or severely restrict smoking in workplace and public places, and otherwise to discourage cigarette smoking.

      As a producer of food-grade products, the Company's business is subject to certain FDA and New Jersey Department of Health Regulations. Compliance with these regulations has not had a material effect on the Company's business.

      Tobacco Industry Litigation. The cigarette and smokeless tobacco industries have experienced and are experiencing significant health-related litigation involving tobacco and health issues. Current tobacco litigation generally falls within one of three categories: class actions, individual actions and actions brought by individual states or localities to recover Medicaid costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. There can be no assurance that there will not be an increase in health-related litigation involving tobacco and health issues against the cigarette industry or that the Company, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on the Company.

      Excise Taxes. The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state and local excise taxes for many years. In recent years, federal, state and local governments have proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. The Company is unable to predict the likelihood of enactment of such proposals or the extent to which enactment of such proposals would effect tobacco sales. A significant reduction in consumption of cigarettes and other tobacco products could have a material adverse effect on the Company.

SEASONALITY

      The licorice business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first seven months of the year.

BACKLOG

      The backlog of the Company at any time is generally not significant. Domestic and foreign tobacco orders are received quarterly, monthly or weekly depending upon customer requirements. Certain confectionery customers negotiate annual contracts which were not significant at December 31, 1996.

EMPLOYEES

      At December 31, 1996, the Company has approximately 291 employees. The Company has 154 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 1997. Management believes that its employee relations are good.

CORPORATE INDEMNIFICATION MATTERS

      The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In order to implement the Transfer, a subsidiary of Abex and PCT and certain other subsidiaries of PCT entered into a Transfer Agreement. Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to Aerospace, were transferred to a subsidiary of Mafco, with the remainder being retained by PCT. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

      The Transfer Agreement requires such subsidiary of Mafco to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities retained by PCT. PCT will be obligated to make reimbursement for the amounts so funded only when amounts are received by PCT under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or PCT or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. The Transfer Agreement further provides for certain funding indemnification and cooperation arrangements between PCT and such subsidiary in respect of certain liabilities which may arise under the Employee Retirement Security Act of 1974 in respect of the sale of Abex Friction Products (the "Friction Products Sale").

ITEM 2.   PROPERTIES

   THE COMPANY'S PRINCIPAL PROPERTIES ARE AS FOLLOWS:


                                                           OWNED       APPROXIMATE
                                                           OR          FLOOR  SPACE
LOCATION            USE                                    LEASED      (SQUARE FEET)
--------            ----                                   -------     ------------
Camden, New Jersey  Licorice manufacturing, warehousing     Owned      390,000
                    and administration
Camden, New Jersey  Warehousing                             Leased(a)  140,000
Gardanne, France    Licorice manufacturing and              Owned       48,900
                    administration
Richmond, Virginia  Manufacturing and warehousing           Owned       45,000
                    for non-licorice products
Richmond, Virginia  Manufacturing and administration        Leased(b)   65,000
                    for non-licorice products

----------------------
(a)   Lease expires on March 31, 1998.
(b)   Lease expires on October 30, 2001

      The Company believes that its facilities are well maintained and are in substantial compliance with environmental laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party to lawsuits incidental to its business. The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice.

      See Item 1.  Business - The Tobacco Industry.

      In addition, various legal proceedings, claims and investigations are pending against the Company and certain subsidiaries, including those relating to commercial transactions, product liability, safety and health matters and other matters. PCT is involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.   MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The PCT Common Stock is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol ATP. The PCT Common Stock began trading on the NYSE on June 16, 1995. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the PCT Common Stock on the NYSE based on published financial sources.

                                                HIGH        LOW
      CALENDAR 1995
            Second Quarter (since June 16, 1995) $6 3/4      $5
            Third Quarter                         8 1/8       6 3/8
            Fourth Quarter                        8 1/4       7 1/8
      CALENDAR 1996
            First Quarter                         9 1/2       7 3/4
            Second Quarter                        9 1/2       8 3/4
            Third Quarter                         9           7 1/2
            Fourth Quarter                        8 1/2       7 1/2

      The number of holders of record of the PCT Common Stock as of March 7, 1997 was approximately 7,034.

      PCT has not paid any cash dividends on the PCT Common Stock to date. PCT does not currently intend to pay regular cash dividends on the PCT Common Stock. PCT's dividend policy will be reviewed from time to time by the Board of Directors in light of PCT's results of operations and financial position and such other business considerations as the Board of Directors considers relevant. The ability of Pneumo Abex to pay dividends is limited by its indenture and credit agreement, which in turn may limit the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Notes to Consolidated Financial Statements.

      In order to protect the availability of the Company's net operating loss carryforwards, the PCT charter prohibits, subject to certain exceptions, transfers of PCT Common Stock, until such date as fixed by the Board of Directors of PCT, to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding PCT Common Stock. The Company has been advised by counsel that the transfer restriction in the PCT charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

      On December 31, 1996, the Company distributed to its stockholders the VSRs received as part of the Flavors Acquisition. Each VSR, subject to certain limitations, entitles its holder to receive a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price (as defined in the VSR Agreement) of PCT Common Stock is below $11.00 per share, subject to adjustment, on January 1, 1999; provided, however, Mafco has an optional right to call the VSRs each April 1, July 1, October 1 and January 1 from and including April 1, 1997 to and including October 1, 1998 (each, an "Optional Call Date"). If Mafco calls the VSRs on or before January 1, 1998, holders will be entitled to receive a payment of at least $0.50 and up to $3.25 per VSR if the 30-Day Average Market Price is below $10.25 per share, subject to adjustment, as of such Optional Call Date. If Mafco calls the VSRs after January 1, 1998, each VSR will entitle its holder to a payment, if any, of up to $3.25 per VSR if the

30-Day Average Market Price is below $11.00 per share on such Optional Call
Date.

ITEM 6.        SELECTED FINANCIAL DATA

      PCT is the successor to Abex for financial reporting purposes as a result of the Transfer, the Abex Merger and the PCT Distribution, which occurred on June 15, 1995. Accordingly, financial information presented for periods prior to June 15, 1995 represent Abex's results. The following table sets forth selected historical financial data of Abex and PCT. Abex was formed by the Henley Group in connection with the Abex Distribution in 1992. Accordingly, the Abex consolidated financial statements may not necessarily reflect the results of operations or financial position had Abex been a separate stand-alone entity. Abex's industrial products and aerospace businesses have been classified as discontinued operations in the statements of operations data. See the Notes to Consolidated Financial Statements for a discussion of the Company's formation and the basis of presentation.

      The table below reflects financial data for each of the years in the five-year period ended December 31, 1996. The selected historical financial information for each of the years in the three-year period ended December 31, 1994 has been derived from the audited consolidated financial statements of Abex, while information for the years 1995 and 1996 have been derived from the audited consolidated financial statements of PCT.

      The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of PCT included elsewhere in this Annual Report on Form 10-K.


                                       For the Year Ended December 31,
                                 -------------------------------------------
                                 1996      1995     1994      1993      1992
                                 ----      ----     ----      ----      ----
                                 (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales (a)                    %  9.5   $   --    $   --    $   --    $    --
Income (loss) from
 continuing operations (b)         10.4     (4.0)     (30.1)   (39.4)     (74.5)
Income (loss) from
 continuing operations per
 common share                      0.43    (0.24)     (1.52)   (1.99)     (3.77)

BALANCE SHEET DATA (AT PERIOD END)

Total assets (c)                 $318.1    $51.3     $336.8    $302.2    $522.5
Long-term debt (including
 current portion and short
 term borrowings) (d)             100.1       --       31.1     112.8     309.6
Redeemable preferred stock (e)     20.0     20.0         --        --        --
Total stockholders' equity
 (deficit) (f)                    166.0     22.5      102.2     (29.2)    (68.6)


--------------------
(a) Reflects sales of Flavors since its acquisition on November 25, 1996. Sales of the Company's aerospace and industrial products businesses are included in discontinued operations through their respective dates of sale.

(b) Includes the results of Flavors, since its acquisition on November 25, 1996. Prior to the Abex Merger and the Transfer, results from continuing operations reflects costs associated with the former corporate office of Abex.

(c) Decrease in total assets from 1992 to 1993 was primarily the result of the sale of a business and the related debt reduction. The decrease from 1994 to 1995 was primarily the result of the Transfer. The increase from 1995 to 1996 primarily reflects the Flavors Acquisition funded with proceeds from the Aerospace Sale.

(d) Decrease in long-term debt from 1992 to 1995 was primarily related to the paydown of debt as well as the sale of certain business segments. The increase in long-term debt from 1995 to 1996 was primarily the result of the Flavors Acquisition.

(e) Reflects the issuance of redeemable convertible preferred stock in connection with the Abex Merger and Transfer.

(f) Stockholders' equity (deficit) includes the extraordinary gain of $94.0 in 1993 reflecting an adjustment to the Company's reserves for indemnification under its tax sharing agreements, the gain recorded in 1994 on the sale of the industrial products business of $128.4 and the gain of $153.7 in 1996 on the sale of the Aerospace business partially offset by the VSR distribution of $23.2 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

GENERAL

      As a result of the sale of the Company's aerospace business in 1996 and industrial products businesses in 1994, the Company has classified those operations as discontinued in the consolidated financial statements. Accordingly, the results of operations below do not reflect the sales, cost of sales or selling, general and administration expenses ("SG&A") from the discontinued aerospace and industrial products businesses for the years presented.

      The discussion of historical results reflects the results of operations of Flavor's licorice extract and other flavoring agents business since November 25, 1996, the date of the Flavors Acquisition. The results of operations data presented below reflects the application of the purchase method of accounting for the Flavors Acquisition based on the purchase price allocation.

      The pro forma consolidated financial information below gives effect to the Flavors Acquisition, the Abex Merger and Transfer and the Aerospace Sale as if such transactions occurred on January 1, 1995.

RESULTS OF OPERATIONS

      During 1993, Mafco Worldwide's largest customer substantially reduced the price of its premium brand cigarettes in order to regain market share which had been lost to generic or "no frills" type cigarettes. The generic cigarettes sold at a discount to premium brands and had captured a substantial share of the U.S. cigarette market. In addition, cigarette inventories at distributors were reduced by abandoning the practice of loading distributors with cigarettes at the end of each quarter. As a result of these actions, Mafco Worldwide sold less licorice extract to the cigarette industry in 1993 than in previous years. In 1994, Mafco Worldwide's sales volume to the cigarette industry increased as production volumes in the cigarette industry returned to pre-1993 levels. This trend continued in 1995 and 1996.

Pro forma year ended December 31, 1996 compared to pro forma year ended December 31, 1995

                                                        PRO FORMA YEAR
                                                             ENDED
                                                          DECEMBER 31,
                                                       ------------------
                                                          1996      1995
                                                       --------  --------
                                                          (IN MILLIONS)
Net Sales                                                $103.4    $103.2
Cost of sales                                              57.3      62.3
                                                       --------  --------
Gross profit                                               46.1      40.9
Selling, general and administrative expenses               12.5      13.4
                                                       --------  --------
Operating income                                           33.6      27.5
Interest expense                                           (9.9)    (11.0)
Interest, investment and dividend income, net               0.4       0.5
Other expense, net                                          0.1      (0.4)
                                                       --------  --------
Income from continuing operations before income taxes      24.2      16.6
Provision for income taxes                                 (3.3)     (2.8)
                                                       --------  --------
Income from continuing operations                        $ 20.9    $ 13.8
                                                       ========  ========


      On a pro forma basis, net sales in 1996 and 1995 were $103.4 million and $103.2 million, respectively. U.S. sales increased $0.6 million in 1996 to $63.2 million. The increase resulted from higher average selling prices due to the mix of products sold which was partially offset by lower volume from the Company's smokeless tobacco customers. Foreign sales in 1996 decreased by $0.4 million to $40.2 million in 1996. The decrease was due to lower average selling prices.

      Pro forma cost of sales were $57.3 million in 1996 as compared to $62.3 million in 1995. The decrease of $5.0 million was due to lower material costs, a gain on an insurance claim of $0.5 million in 1996, and a reduction in the amortization of the purchase accounting adjustment related to inventory. As a percentage of net sales, cost of sales decreased to 55.4% in 1996 from 60.4% in 1995.

      Pro forma SG&A expenses were $12.5 million in 1996 and $13.4 million in 1995. The decrease of $0.9 million was primarily due to an increase in income recognized on the Company's overfunded pension plan and a bad debt recovery of $0.8 million in 1996, partially offset by higher compensation expense.

      Pro forma interest expense was $9.9 million in 1996 and $11.0 million in 1995, a decrease of $1.1 million due to lower debt outstanding at lower average interest rates in 1996.

      Pro forma tax expense was $3.3 million in 1996 and $2.8 million in 1995, an increase in $0.5 million. The increase primarily relates to state and foreign taxes.

Year ended December 31, 1996 compared to the year ended December 31, 1995

      Net sales were $9.5 million for the year ended December 31, 1996. Net sales reflects the business of Flavors since the Flavors Acquisition on November 25, 1996.

      Cost of sales were $6.6 million for the year ended December 31, 1996. Cost of sales reflects the business of Flavors since the Flavors Acquisition on November 25, 1996, including one month's amortization of the purchase accounting write-up related to inventory of $1.3 million and depreciation expense on property, plant and equipment.

      SG&A expenses were $0.3 million and $10.5 million for the years ended December 31, 1996 and 1995, respectively. The 1996 expenses primarily reflect on-going corporate costs, SG&A expenses of Flavors since the Flavors Acquisition on November 25, 1996, including one month's amortization of the purchase accounting adjustments related to intangibles partially offset by income recognized on the Company's overfunded pension plan. The 1995 expenses primarily related to costs associated with the former office of Abex before the Transfer and Abex Merger and on-going corporate costs of the Company after the Transfer and Abex Merger, partially offset by income recognized on the Company's overfunded pension plan.

      Interest expense was $0.9 million and $0.4 million for the years ended December 31, 1996 and 1995, respectively. The increase primarily reflects interest expense on the debt of Pneumo Abex since the Flavors Acquisition on November 25, 1996.

      Interest, investment and other income, net was $8.9 million and $6.9 million for the years ended December 31, 1996 and 1995, respectively. Interest, investment and other income, net in 1996 primarily reflects income on the proceeds from the Aerospace Sale which were invested in cash equivalents and marketable securities pending its use to finance the Flavors Acquisition. Interest, investment and other income, net in 1995 primarily relates to interest income on cash held by Abex before the Abex Merger and Transfer.

      The Company recorded a tax provision in continuing operations of $0.2 million (an effective rate of 1.9%) and $0.0 for the years ended December 31, 1996 and 1995, respectively. For the year ended December 31, 1996, the effective tax rate differs from the statutory tax rate primarily due to the benefit realized on the tax loss associated with discontinued operations as well as a reduction of the valuation allowance which represents a portion of the Company's net operating losses which are expected to be utilized. Based upon the combined results of operations of Mafco Worldwide and the Company over the last several years and taking into consideration the current operating environment of the tobacco industry, the Company believes that is more likely than not that these tax benefits will be realized. However, realization of the net deferred tax assets and future reversals of the valuation allowance will depend on future earnings and accordingly the valuation allowance will be evaluated on a periodic basis.

      Income from discontinued operations of Aerospace was $4.4 million and $16.9 million for the years ended December 31, 1996 and 1995, respectively. The 1996 period represents Aerospace through April 15, 1996, the date of sale while the 1995 period represents Aerospace for the full period.

      The Company recorded a net gain of $153.7 million related to the Aerospace Sale in the year ended December 31, 1996. There were no income taxes provided in connection with the sale as the tax bases of the assets and liabilities sold exceeded the net proceeds and resulted in a tax loss.

Year ended December 31, 1995 compared to the year ended December 31, 1994

      SG&A expenses were $10.5 million and $22.3 million for the years ended December 31, 1995 and 1994, respectively. The decrease was primarily due to the elimination of expenses related to Abex's former corporate office subsequent to the Abex Merger.

      Interest expense was $0.4 million and $9.7 million for the years ended December 31, 1995 and 1994, respectively. The decrease was primarily due to the reduction in outstanding indebtedness, including the repayment of $31.1 million of debt in January 1995.

      Interest, investment and other income, net was $6.9 million and $1.9 million for the years ended December 31, 1995 and 1994, respectively. The increase primarily reflects an increase in interest earned on higher cash balances in 1995 prior to the Abex Merger.

      Income from discontinued operations, net of taxes, was $16.9 million and $166.3 million for the years ended December 31, 1995 and 1994, respectively. Discontinued operations reflect the improved results of operations of Aerospace in 1995 from $7.7 million in 1994 to $16.9 million in 1995. The 1994 period also reflects the operations of the Company's discontinued industrial products businesses through their respective dates of sale of $30.2 million and the gain on sale of such businesses of $128.4 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's net cash flows provided by (used in) operating activities were $8.2 million, ($16.8) million and ($36.0) million for the years ended December 31, 1996, 1995 and 1994, respectively. Cash provided by operating activities during 1996 primarily reflects interest and investment income and operating cash flows of Flavors since the Flavors Acquisition. Operating cash used during 1995 and 1994 reflect payment of corporate expenses related to the former corporate office of Abex as well as payments with respect to non-operating liabilities of Abex prior to the Abex Merger and the Transfer.

      Cash flows from investing activities during 1996 consisted primarily of the proceeds from the sale of Aerospace partially offset by the cash used in the Flavors Acquisition. In 1995, cash flows used in investing activities was $181.2 million, which reflects cash transferred in the Abex Merger, while cash flows provided by investing activities in 1994 was $247.2 million, reflecting the proceeds from the sale of the industrial products business. Capital expenditures by the Company since the Flavors Acquisition were $0.2 million. On a pro forma basis, assuming the Flavors Acquisition had occurred on January 1, 1995, capital expenditures would have been $1.9 million and $2.3 million in 1996 and 1995, respectively. While the Company has not made any significant commitments for capital expenditures, such expenditures are expected to be approximately $3.1 million for 1997. In addition, the Company has entered into an agreement to invest in a joint venture in China totaling $1.3 million in 1997.

      Cash flows from financing activities primarily reflect net repayments of borrowings of $25.1 million, $31.1 million and $81.6 million in 1996, 1995 and 1994, respectively. Under the senior credit agreement as amended in February 1997, the Company may borrow up to $12.5 million under a revolving credit facility. At December 31, 1996, approximately $2.3 million of this facility had been reserved to support lender guarantees for outstanding letters of credit. Management believes the remaining availability of approximately $2.9 million under the revolving credit facility and cash generated from operations will be sufficient to meet the Company's needs for working capital, capital expenditures and debt service for the foreseeable future.

TAX MATTERS

      In connection with the Abex Merger and the Transfer, Mafco and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, Mafco will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 1996, the Company had available Federal net operating loss carryforwards of approximately $194.0 million, which expire in years 2000 through 2011.

      The IRS is currently examining the returns for the years 1989, 1990 and 1991. The Company has been notified by the IRS that its 1994 and its short period 1995 return will be examined. The amount of net operating loss carryforwards available at December 31, 1996 could be affected by the outcome of this examination.

OTHER

      Various legal proceedings, claims and investigations are pending against the Company and certain subsidiaries, including those relating to commercial transactions, product liability, safety and health matters and other matters. PCT is involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

      For a discussion of certain indemnification obligations to the Company, see Item 1. Business - Corporate Indemnification Matters.

      In the opinion of management, based upon the information available at this time, the outcome of the outstanding matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.

FOREIGN EXCHANGE

      Most of the Company's export sales and purchase of licorice raw materials are made in U.S. dollars. The Company's French subsidiary sells in several European currencies as well as the U.S. dollar and purchases raw materials principally in U.S. dollars.

INFLATION

      Prior to 1993, Mafco Worldwide had historically been able to pass inflationary increases for raw materials and other costs onto customers through price increases. Since 1993, inflationary increases for raw materials and other costs have not been significant. There can be no assurance that the Company will be able to pass on future cost increases to its customers.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Schedule on page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 25, 1996, the Registrant dismissed Arthur Andersen LLP ("AA") and engaged Ernst & Young LLP ("E&Y") as its independent auditors. This change of auditors was approved by the Registrant's Board of Directors based upon the recommendation of its Audit Committee.

      In connection with the audits of the Registrant's financial statements for each of the years in the two year period ended December 31, 1995, and the subsequent interim period, there have been no disagreements with AA on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

      The reports of AA on the Registrant's financial statements for each of the years in the two year period ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

      The Registrant obtained from AA a letter addressed to the Commission stating that it agrees with the statements in the three preceding paragraphs. A copy of that letter, dated December 5, 1996 was filed as Exhibit 16.1 of Form 8-K/A on December 23, 1996.

      On November 25, 1996, the Registrant consummated the Flavors Acquisition. E&Y has been the independent auditors for Flavors since 1987.

      Prior to the Flavors Acquisition, the Registrant had no operating assets. Its primary assets were short term marketable securities. Substantially all of these securities were used to acquire Flavors. Accordingly, the capital stock of Flavors is currently the Registrant's primary asset. E&Y is also the auditor for Mafco.


                                    PART III

      The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1997 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1997.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1 and 2) Financial statements and financial statement schedule. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 herein.

      All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)   Exhibits

      EXHIBIT NO.       DESCRIPTION

      2.1 Master Asset Purchase Agreement, dated as of January 15, 1996, as amended, by and among the Company, Pneumo Abex and Parker Hannifin, without exhibits and schedules (incorporated by reference to Exhibit 2.1 to PCT's Form 10-K dated December 31, 1995).

      2.2 Closing Agreement, dated as of April 15, 1996, by and among the Company, Pneumo Abex and Parker Hannifin (incorporated by reference to Exhibit 2.2 to PCT's Form 8-K dated April 30, 1996).

      2.3 Stock and VSR Purchase Agreement, dated as of October 23, 1996, by and among Mafco, the Company and PCT International Holdings Inc. (incorporated by reference from Exhibit 7 of Mafco's Schedule 13D, dated October 25, 1996, filed with respect to PCT).

      3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PCT's Form 8-K dated April 30, 1996).

      3.2               By-Laws  of  the  Company  as   currently   in  effect
                        (incorporated by reference to Exhibit 3.2 to PCT's Form 10-K dated December 31, 1995).

      4.1 Form of Indenture, together with form of Senior Subordinated Note (incorporated by reference to Amendment No. 1 to Mafco Worldwide's Registration Statement on Form S-1 (33-48904) (the "1992 S-1")).

      4.2* First Supplemental Indenture, dated as of November 25, 1996, between Pneumo Abex Corporation and First Trust of New York, National Association, pursuant to the Indenture dated as of November 12, 1992 between Mafco Worldwide Corporation and First Trust of New York, National Association (successor to Security Pacific National Trust Company (New York), as trustee).

      4.3 Form of Purchase Agreement among Mafco Worldwide, Flavors Holdings Inc. and the institutional sellers party thereto (incorporated by reference to Amendment No. 2 to the 1992 S-1).

      4.4 Credit Agreement dated as of June 29, 1994 among Mafco Worldwide, the Banks (as defined in the Credit Agreement) and The Chase Manhattan Bank, N.A., as agent (incorporated by reference to Mafco Worldwide's Form 10-Q filed August 16, 1994).

      4.5* Consent Number 5 and First Amendment, dated as of November 11, 1996, to the Credit Agreement dated as of June 29, 1994 among Mafco Worldwide, the Banks (as defined in the Credit Agreement) and The Chase Manhattan Bank, N.A., as agent.

      4.6* Consent Number 6 and Second Amendment, dated as of December 12, 1996, to the Credit Agreement, dated as of June 29, 1994 among Pneumo Abex Corporation, the Banks (as defined in the Credit Agreement) and The Chase Manhattan Bank, as agent.

      4.7* Third Amendment dated as of February 5, 1997, to the Credit Agreement, dated as of June 29, 1994 among Pneumo Abex Corporation, the Banks (as defined in the Credit Agreement) and The Chase Manhattan Bank, as agent.

      4.8* Assumption Agreement, dated as of November 25, 1996, made by Pneumo Abex Corporation in favor of the Banks (as defined in the Assumption Agreement) and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) as agent.

            10.1 Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit
                        10.1 to PCT's Current Report on Form 8-K dated June 28, 1995).

            10.2 Tax Sharing Agreement between the Company and Mafco (incorporated by reference to Exhibit 10.2 to PCT's Form 10-K dated December 31, 1995).

            10.3 Registration Rights Agreement between Mafco and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Mafco Holdings Inc., Mafco Consolidated Holdings Inc. and Mafco in connection with the Company's capital stock).

            10.4 Letter Agreement, dated as of June 26, 1995, between the Company and Mafco (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 28, 1995).

            10.5 Letter Agreement, dated as of February 5, 1996, between the Company and Mafco (incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D dated February 8, 1996 filed by Mafco Holdings Inc., Mafco Consolidated Holdings Inc. and Mafco in connection with the Company's capital stock).

            10.6 Reimbursement Agreement, dated as of February 5, 1996, among the Company, Mafco and Chemical Bank (incorporated by reference to Exhibit 10.6 to PCT's Form 10-K dated December 31, 1995).

            10.7 Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Pneumo Abex's Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to exhibit 10.4 to Abex Inc.'s Annual Report on Form 10-K for 1992).

            10.8 Asset Purchase Agreement, dated as of May 15, 1993, between Pneumo Abex and The BF Goodrich Company (incorporated by reference to Exhibit 2.1 to Abex Inc.'s Current Report on Form 8-K dated June 10,
                        1993).

            10.9 Asset Purchase Agreement, dated as of November 21, 1994, by and between Pneumo Abex and Wagner Electric Corporation (incorporated by reference to Exhibit 1 to Abex Inc.'s Current Report on Form 8-K dated November 21, 1994).

            10.10 Lease dated as of December 26, 1989, between MacAndrews & Forbes Group, Inc. and Fulton Bottom Associates, L.P., as amended on May

                        14, 1990, and as further amended on October 15, 1991 (incorporated by reference to the 1992 S-1).

            10.11 Contract dated as of May 31, 1994 between Mafco Worldwide and the Licorice and Paper Employees Association of Camden, N.J. (incorporated by reference to Mafco Worldwide's Form 10-Q filed November 14,
                        1994).

            10.12 Agreement dated January 1, 1994 between M.F. Neal & Co. and Local Union No. 309T (incorporated by reference to Mafco Worldwide's 1993 Form 10-K).

            10.13 Form of Reimbursement Agreement between the Company and Holdings (incorporated by reference to Amendment No. 2 to the 1992 S-1).

            10.14* Consent Number 1 and First Amendment, dated as of November 25, 1996, to the Reimbursement Agreement, dated as of February 5, 1996, among Pneumo Abex Corporation (the "Account Party"), Mafco (the "Guarantor") and The Chase Manhattan Bank as issuing bank.

            10.15 Form of License Agreement between Mafco Worldwide and Holdings (incorporated by reference to Amendment No. 2 to the 1992 S-1).

            10.16 Form of Lease to be dated March 31, 1993 between the Company and H.W.R. Corporation (incorporated by reference to Mafco Worldwide's 1992 Form 10-K).

            10.17 Tax Sharing Agreement between Mafco Worldwide and Mafco (incorporated by reference to Mafco Worldwide's 1995 Form 10-K).

                        MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

            10.18 Power Control Technologies Inc. 1995 Stock Plan (the "1995 Stock Plan") for employees of the Company and employees of affiliated corporations (incorporated by reference to Annex C to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-1 (File No. 33-92186)).

            10.19*      Amendment to the 1995 Stock Plan

            10.20 Amendment dated June 15, 1995 to Trust Agreement dated as of July 1, 1992 between Pneumo Abex and Mellon with respect to the 1992 Stock Trust for Former Participants in the 1989 Stock Plan for Executive Employees of the Henley Group and its Subsidiaries (incorporated by reference to Exhibit 10.16 to PCT's Form 10-K dated December 31, 1995).

            10.21 Abex Inc. Executive Retirement and Savings Program as amended and restated effective June 15, 1995 (incorporated by reference to Exhibit 10.17 to PCT's Form 10-K dated December 31, 1995).

            10.22 Trust Agreement dated July 1, 1992 between MCG Intermediate Holdings Inc. and Mellon, as amended and restated effective as of June 15, 1995 (incorporated by reference to Exhibit 10.18 to PCT's Form 10-K dated December 31, 1995).

            10.23 First Amendment, dated November 13, 1995, to Amended and Restated Trust Agreement between MCG Intermediate Holdings Inc. and Mellon (incorporated by reference to Exhibit 10.19 to PCT's Form 10-K dated December 31,
                        1995).

            10.24* Employment agreement, dated January 7, 1997, between the Registrant and J. Eric Hanson.

            10.25*      The Company's 1997 Stock Option Plan.

            10.26 Tobacco Products Group Performance Bonus Plan (incorporated by reference to Exhibit 10.5 to Mafco's Form 10-Q dated March 31, 1996).

            11.0*       Earnings Per Share

            16.1        Letter on change in certifying accountant
                        (incorporated by reference to Exhibit 16.1 of Form 8-K/A of PCT filed on December 23, 1996).

            21*         List of subsidiaries

            24* Powers of attorney executed by Messrs. Perelman, Durnan, Folz, Gittis, Hanson, Liebman, Meister, Roche and Slovin.

            27*         Financial data schedule


      *Filed herein.

(b)   Reports on Form 8-K:

      Form 8-K filed on November 27, 1996 (Items 2, 4 and 7).

      Form 8-K/A filed on December 23, 1996 (Item 4).

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    POWER CONTROL TECHNOLOGIES INC.


Dated:  March 21, 1997              By: Theo W. Folz*
                                        -----------------------------------
                                        Theo W. Folz
                                        President and Chief Executive Officer


Dated:  March 21, 1997              By: /s/Irwin Engelman
                                        ------------------------------------
                                        Irwin Engelman
                                        Executive Vice President and
                                        Chief Financial Officer


Dated:  March 21, 1997              By: /s/Laurence Winoker
                                        -------------------------------------
                                        Laurence Winoker
                                        Vice President and Controller
                                        (Chief Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and of the dates indicated.

      SIGNATURE                       TITLE       DATE
Title Date

            Ronald O. Perelman *      Director    March 21, 1997
--------------------------------------
            Ronald O. Perelman

            Jaymie A. Durnan *        Director    March 21, 1997
--------------------------------------
            Jaymie A. Durnan

            Theo W. Folz *            Director    March 21, 1997
--------------------------------------
            Theo W. Folz

            Howard Gittis *           Director    March 21, 1997
--------------------------------------
            Howard Gittis

            J. Eric Hanson *          Director    March 21, 1997
--------------------------------------
            J. Eric Hanson

            Lance A. Liebman *        Director    March 21, 1997
--------------------------------------
            Lance A. Liebman

            Paul M. Meister *         Director    March 21, 1997
--------------------------------------
            Paul M. Meister

            James G. Roche*           Director    March 21, 1997
--------------------------------------
            James G. Roche

            Bruce Slovin *            Director    March 21, 1997
--------------------------------------
            Bruce Slovin

* The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.


Dated:  March 21, 1997              By: /s/ Joram Salig
                                       -------------------------------------
                                       Joram Salig
                                       Attorney-in-Fact

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                     ITEM 8, ITEM 14 (A)(1) AND (2) AND (D)
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1996



      The following consolidated financial statements of Power Control Technologies Inc. are included in Item 8:

      As of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994.

                                                                      Pages

Reports of Independent Auditors........................................ F-2

Consolidated Balance Sheets............................................ F-4

Consolidated Statements of Income...................................... F-5

Consolidated Statements of Stockholders' Equity........................ F-6

Consolidated Statements of Cash Flows.................................. F-7

Notes to Consolidated Financial Statements............................. F-8

      The following financial statement schedule of Power Control
Technologies Inc. is included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant............. F-25


      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Power Control Technologies Inc.

We have audited the accompanying consolidated balance sheet of Power Control Technologies Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Control Technologies Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         Enrst & Young LLP


New York, New York
February 11, 1997

                         REPORT OF INDEPENDENT AUDITORS



To the Shareholders of
Power Control Technologies Inc.



We have audited the accompanying consolidated balance sheet of Power Control Technologies Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Control Technologies Inc. and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the material set forth therein.

                                                     Arthur Andersen LLP


Detroit, Michigan,
March 11, 1996, except for the first
paragraph of Note 4, as to which
the date is February 3, 1997.

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                           -------------------------
                                                                              1996          1995
                                                                           ------------  -----------
                   ASSETS
Current assets:
     Cash and cash equivalents                                                $   5.7    $        -
     Trade accounts receivable, net of allowance of $0.1                         11.3             -
     Inventories                                                                 46.0             -
     Net assets held for sale                                                     0.8          38.8
     Prepaid expenses and other                                                   2.5           1.2
                                                                           ------------  -----------
               Total current assets                                              66.3          40.0

Property, plant and equipment, net                                               26.3             -
Deferred tax asset, net                                                          38.4             -
Intangibles assets related to business acquired, net                            172.7             -
Other assets                                                                     14.4          11.3
                                                                           ------------  -----------

                                                                              $ 318.1    $     51.3
                                                                           ============  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                   $   5.2    $        -
     Accrued interest                                                             1.3             -
     Accrued compensation and benefits                                            3.1             -
     Taxes payable                                                                1.4             -
     Deferred cash payments due to Mafco                                          7.2             -
     Other accrued expenses                                                       5.5           4.4
                                                                           ------------  -----------
               Total current liabilities                                         23.7           4.4

Long-term debt                                                                  100.1             -
Other liabilities                                                                 8.3           4.4

Redeemable preferred stock                                                       20.0          20.0

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01;  250,000,000 shares authorized;
          20,656,502 shares issued and outstanding in 1996 and 1995               0.2           0.2
     Additional paid-in capital                                                  26.7          26.7
     Retained earnings (accumulated deficit)                                    139.3          (4.4)
     Currency translation adjustment                                             (0.2)            -
                                                                           ------------  -----------
               Total stockholders' equity                                       166.0          22.5
                                                                           ------------  -----------

                                                                              $ 318.1    $     51.3
                                                                           ============  ===========

                See Notes to Consolidated Financial Statements.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                         ---------------------------------------
                                                                                            1996          1995         1994
                                                                                         -----------   -----------  ------------

Net sales                                                                                 $    9.5       $     -    $        -
Cost of sales                                                                                 (6.6)            -             -
                                                                                         -----------   -----------  ------------
          Gross profit                                                                         2.9             -             -

Selling, general and administrative expenses                                                  (0.3)        (10.5)        (22.3)
                                                                                         -----------   -----------  ------------
          Operating profit (loss)                                                              2.6         (10.5)        (22.3)

Interest expense                                                                              (0.9)         (0.4)         (9.7)
Interest, investment and other income, net                                                     8.9           6.9           1.9
                                                                                         -----------   -----------  ------------
          Income (loss) from continuing operations before income taxes                        10.6          (4.0)        (30.1)
Provision for income taxes                                                                    (0.2)            -             -
                                                                                         -----------   -----------  ------------
          Income (loss) from continuing operations                                            10.4          (4.0)        (30.1)

Discontinued operations
          Income from operations of discontinued aerospace business, net of tax                4.4          16.9           7.7
          Income from operations of discontinued industrial products business                    -             -          30.2
          Gain on sale of discontinued aerospace business                                    153.7             -             -
          Gain on sale of discontinued industrial products businesses                            -             -         128.4
                                                                                         -----------   -----------  ------------
Income from discontinued operations, net of taxes                                            158.1           16.9        166.3

Income before extraordinary loss                                                             168.5           12.9        136.2
Extraordinary loss                                                                               -           (1.6)        (4.8)
                                                                                         -----------   -----------  ------------
          Net income                                                                         168.5           11.3        131.4
                                                                                         -----------   -----------  ------------

Preferred stock dividend                                                                      (1.6)          (0.9)           -
                                                                                         -----------   -----------  ------------

          Net income available to common stockholders                                      $ 166.9     $     10.4   $    131.4
                                                                                         ===========   ===========  ============

Income (loss) per common share and common share equivalent:
Continuing operations                                                                      $  0.43     $   (0.24)   $    (1.52)
Discontinued operations                                                                       7.64          0.83          8.41
                                                                                         -----------   -----------  ------------
                                                                                              8.07          0.59          6.89
Extraordinary loss                                                                               -         (0.08)        (0.24)
                                                                                         -----------   -----------  ------------
          Net income                                                                       $  8.07     $    0.51    $     6.65
                                                                                         ===========   ===========  ============

Fully diluted income (loss) per common share:
Continuing operations                                                                      $  0.45     $   (0.19)   $    (1.52)
Discontinued operations                                                                       6.82          0.78          8.41
                                                                                         -----------   -----------  ------------
                                                                                              7.27          0.59          6.89
Extraordinary loss                                                                               -         (0.08)        (0.24)
                                                                                         -----------   -----------  ------------
          Net income                                                                       $  7.27     $    0.51    $     6.65
                                                                                         ===========   ===========  ============


                See Notes to Consolidated Financial Statements.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                                                     RETAINED
                                                                   ADDITIONAL       EARNINGS/        CURRENCY
                                                       COMMON        PAID-IN     (ACCUMULATED      TRANSLATION
                                                       STOCK         CAPITAL         DEFICIT)       ADJUSTMENT          TOTAL
                                                   ------------- --------------  ---------------  ---------------  ----------------

   Balance, December 31, 1993                       $      0.2     $  116.8       $   (146.2)                       $   (29.2)

      Net income                                                                       131.4                            131.4
                                                   ------------- --------------  ---------------  ---------------  ----------------

   Balance, December 31, 1994                              0.2        116.8            (14.8)                -          102.2

      Transfer of assets, liabilities and
           issuance of redeemable preferred stock                     (90.1)                                            (90.1)
      Net income                                                                        11.3                             11.3
      Preferred dividend                                                                (0.9)                            (0.9)
                                                   ------------- --------------  ---------------  ---------------  ----------------

   Balance, December 31, 1995                              0.2         26.7             (4.4)               -            22.5

      Net income                                                                       168.5                            168.5
      Preferred dividend                                                                (1.6)                            (1.6)
      Currency translation adjustment                                                                    (0.2)           (0.2)
      Distribution of VSRs                                                             (23.2)                           (23.2)
                                                   ------------- --------------  ---------------  ---------------  ----------------

   Balance, December 31, 1996                       $      0.2     $   26.7       $    139.3        $    (0.2)       $  166.0
                                                   ============= ==============  ===============  ===============  ================



                See Notes to Consolidated Financial Statements.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                                    YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                       --------------------------------------
                                                                                          1996          1995         1994
                                                                                       ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $   168.5     $   11.3    $   131.4
Adjustments to reconcile net income to total cash provided by (used in)
     operating activities:
          Income from operations of discontinued businesses                                  (4.4)       (16.9)       (37.9)
          Gain on sale of discontinued businesses                                          (153.7)           -       (128.4)
          Extraordinary loss                                                                    -          1.6          4.8
          Depreciation and amortization                                                       0.5          1.1          1.0
Changes in assets and liabilities, net of assets and liabilities transferred, sold or acquired:
          Decrease in trade accounts receivable                                               0.9            -            -
          Decrease in net assets held for sale                                                  -          5.2         19.8
          Increase in inventories                                                            (0.1)           -            -
          Increase (decrease) in trade accounts payable and accrued expenses                  0.9        (25.1)       (23.5)
          Other, net                                                                         (4.4)         6.0         (3.2)
                                                                                       ------------  -----------  -----------
          Cash provided by (used in) operating activities                                     8.2        (16.8)       (36.0)
                                                                                       ------------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations, net                                          196.8            -        247.2
Capital expenditures                                                                         (0.2)           -            -
Acquisition of Flavors, net of cash acquired                                               (178.4)           -            -
Transfer of cash in Abex Merger                                                                 -       (181.2)           -
                                                                                       ------------  -----------  -----------
          Cash provided by (used in) investing activities                                    18.2       (181.2)       247.2
                                                                                       ------------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                                                     (25.1)       (31.1)       (81.6)
Proceeds from revolving debt                                                                  7.3            -            -
Preferred dividends                                                                          (1.6)        (0.9)           -
Other, net                                                                                   (1.3)           -            -
                                                                                       ------------  -----------  -----------
          Cash used in financing activities                                                 (20.7)       (32.0)       (81.6)
                                                                                       ------------  -----------  -----------

Net increase (decrease) in cash and cash equivalents                                          5.7       (230.0)       129.6
Cash and cash equivalents at beginning of year                                                  -        230.0        100.4
                                                                                       ------------  -----------  -----------
Cash and cash equivalents at end of year                                                $     5.7     $      -     $  230.0
                                                                                       ============  ===========  ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                                           $     0.3  $       4.0     $   16.0
Taxes paid                                                                                    2.7          2.3         24.9

                See Notes to Consolidated Financial Statemetns.

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.    BACKGROUND AND BASIS OF PRESENTATION

      Power Control Technologies Inc. ("PCT" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

      On July 16, 1992, Abex Inc. ("Abex") was spun off (the "Abex Distribution") from the Henley Group Inc. ("Henley Group"). Following the Abex Distribution, Abex, through PCT, sold three of its five operating divisions and combined the two others to form Abex NWL Aerospace Division ("Aerospace"). Prior to July 16, 1992, PCT was an indirect wholly-owned subsidiary of Henley Group.

      PCT has been a public company since June 15, 1995 when shares of its common Stock, par value $.01 per share (the "PCT Common Stock"), were publicly distributed (the "PCT Distribution") to existing stockholders of Abex, PCT's former parent, in connection with the merger (the "Abex Merger") of Abex and a wholly-owned subsidiary of Mafco Holdings Inc. ("Holdings") and the related transfer (the "Transfer") to a subsidiary of Mafco Consolidated Group Inc. ("Mafco") of substantially all of Abex's consolidated assets and liabilities, other than those relating to Aerospace. The assets of Aerospace were subsequently sold (the "Aerospace Sale") in April 1996 (see Note 4).

      On June 15, 1995, the Company transferred cash and other assets and liabilities to Mafco. The assets and liabilities transferred were as follows:

Accounts receivable, net             $   3.3
Working capital items, net               1.6
Property and equipment, net             13.9
Other assets and liabilities, net      (79.3)
Accounts payable                        (0.2)
Accrued liabilities                    (52.1)
Dividend                               (68.4)
                                   ---------
Cash transferred                     $(181.2)
                                   =========


      In addition to the transfer of cash and other assets and liabilities, the Company issued $20.0 par value of 8% cumulative, redeemable convertible preferred stock (the "Preferred Stock") to Mafco (see Note 9).

      On November 25, 1996, Mafco and PCT consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, among other things, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors"), a wholly-owned subsidiary of Mafco were acquired (see Note 3).

      Flavors produces a variety of licorice products from licorice root, licorice extract produced by others and certain other flavor ingredients at its facilities in Camden, New Jersey and Gardanne, France. Approximately 72% of Flavors' licorice sales are to the worldwide tobacco industry for use as

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

flavoring and moistening agents in the manufacture of American blend cigarettes as well as other tobacco products (moist snuff, chewing tobacco and pipe tobacco). While licorice extract represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. Flavors also sells licorice extract to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, Flavors sells licorice root residue as a garden mulch under the name Right Dress. Flavors manufactures and sells other non-licorice products which include natural flavors, spices and botanicals that are used as flavoring ingredients in food and tobacco products.

      For financial reporting purposes, PCT is considered the successor to Abex Inc.; therefore, financial information presented for periods prior to June 15, 1995 represent Abex Inc. results. The historical financial statements prior to June 15 include in continuing operations expenses related to Abex Inc.'s former corporate office and other income and expenses related to assets and liabilities transferred to Mafco. As a result of the sales of Abex Friction Products ("AFP") and Jetway Systems ("Jetway") in 1994 and the Aerospace Sale on April 15, 1996 (see Note 4), the Company has classified the results of the industrial products and aerospace segments as discontinued operations for all periods presented. From November 25, 1996, the Company's financial statements reflect the operations of Flavors.

2.    SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions.

USE OF ESTIMATES:

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION:

      Sales are recorded when title passes to customers.

CASH EQUIVALENTS:

      Cash equivalents with maturities of 90 days or less (primarily short term money market funds) are carried at cost which approximates market.

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

INVENTORIES:

      Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets ranging from 4 to 20 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

      Intangible assets, including goodwill and product formulations, relate to the Flavors Acquisition and are being amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $0.4 at December 31, 1996. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill is to review the carrying value of goodwill if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of goodwill will be reduced to its estimated fair value.

INCOME (LOSS) PER COMMON SHARE:

      Income (loss) per common share has been computed based on 20.7 million,
20.3 million and 19.8 million weighted average shares outstanding for 1996, 1995 and 1994, respectively. Fully diluted earnings per share, which assumes conversion of the Preferred Stock since June 15, 1995, has been computed based on 23.2 million, 21.6 million and 19.8 million weighted average shares outstanding for 1996, 1995 and 1994, respectively.

INCOME TAXES:

      The Company computes income taxes under the liability method. Under the liability method, deferred income taxes are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

PENSION PLANS:

      The Company has pension plans which cover certain current and former employees who meet eligibility requirements. Benefits are based on years of service and, in some cases, the employee's compensation. The Company's policy is to contribute annually the minimum amount required pursuant

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

to the Employee Retirement Income Security Act. Plan assets are principally invested in equity and fixed income securities. The Company also maintains a 401(k) plan for its non-union employees. Subsidiaries outside the United States have retirement plans under which funds are deposited with trustees.

RESEARCH AND DEVELOPMENT:

      Research and development expenditures are attributable to Flavors and expensed as incurred. Such expense was not significant for the period since the Flavors Acquisition.

FOREIGN CURRENCY TRANSLATION:

      Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the average exchange rates prevailing during the period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations and those resulting from translation of financial statements are recorded as a component of stockholders' equity.

IMPAIRMENT OF LONG-LIVED ASSETS:

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, and therefore the Company adopted SFAS 121 in the first quarter of 1996. The effect of the adoption had no impact on the Company's results of operations.

STOCK-BASED COMPENSATION:

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 10).

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

3.    FLAVORS ACQUISITION

      On November 25, 1996, Mafco and PCT consummated the transactions contemplated by the Purchase Agreement, by and among Mafco, PCT and PCT International Holdings Inc. ("Purchaser"), a Delaware corporation and wholly-owned subsidiary of PCT. Pursuant to the Purchase Agreement, Purchaser acquired from Mafco (the "Flavors Acquisition"), all the shares of Flavors and 23,156,502 Value Support Rights (each a "VSR", and collectively, the "VSRs") issued pursuant to a Value Support Rights Agreement (the "VSR Agreement"), dated November 25, 1996 between Mafco and American Stock Transfer & Trust Company, as trustee.

      In consideration for the Shares and VSRs, Purchaser paid Mafco cash in the amount of $180.0. In addition, Purchaser will pay Mafco deferred cash payments of $3.7 on June 30, 1997 and $3.5 on December 31, 1997. The source of funds for such payments was, and is anticipated to be, available cash.

      Each of the Purchase Agreement and VSR Agreement were unanimously approved by the Boards of Directors of Mafco and PCT and, in the case of PCT, by a Special Committee of independent directors formed for the purpose of considering the transaction. Mafco owns approximately 28.8% of the outstanding shares of PCT Common Stock and all of the Preferred Stock with an aggregate liquidation preference of $20.0.

      Immediately following the Flavors Acquisition, Mafco Worldwide, a wholly-owned subsidiary of Flavors, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and Pneumo Abex becoming a wholly-owned subsidiary of Flavors.

      The Flavors Acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price to assets and liabilities based on their estimated respective fair values at November 25, 1996 is subject to finalization. The purchase price and expenses associated with the acquisition exceeded the fair value of Flavors' net assets by $96.1 and has been assigned to goodwill, which is being amortized over forty years on the straight-line basis. The fair values of the assets and liabilities acquired are summarized below:

Current assets            $  63.3
Noncurrent assets           261.2
Current liabilities         (22.8)
Noncurrent liabilities     (112.5)
                        ---------
                          $ 189.2
                        =========


      The following unaudited pro forma consolidated financial information gives effect to the Flavors Acquisition, the Abex Merger and Transfer and the Aerospace Sale as if such transactions occurred on January 1, 1995. These pro forma results include certain adjustments, primarily increased depreciation and amortization and decreased interest and tax expense, and are not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 1995.

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                      FOR THE YEARS
                                          ENDED
                                       DECEMBER 31,
                                   ------------------
                                      1996      1995
                                   --------  --------
Net sales                            $103.4    $103.2
Income from continuing operations      20.9      13.8
Net income                             20.9      13.8
Income per share                       0.93      0.59
Fully diluted income per share         0.90      0.60


4.    DISCONTINUED OPERATIONS

      On April 15, 1996, the Company consummated the Aerospace Sale, pursuant to which it sold to Parker Hannifin Corporation ("Parker Hannifin") its Aerospace operations including substantially all of its assets for aggregate cash consideration of $201.1, before transaction costs of approximately $4.3. As a result of the Aerospace Sale, the Company has classified the results of operations of the aerospace segment as discontinued for all periods presented.

      The Company recorded a gain of $153.7 related to this sale, net of transaction costs. In connection with the Aerospace Sale, Parker Hannifin, the buyer, assumed the operating liabilities of Aerospace, including the existing debt of the Company.

      On December 30, 1994, the Company sold substantially all of the operating assets of AFP to Cooper Industries, Inc. for approximately $207.4 plus the assumption of liabilities. The gain of approximately $114.5 has been recorded as discontinued operations of the industrial products business for 1994.

      On May 27, 1994, the Company sold to FMC Corporation the assets of Jetway for cash proceeds of approximately $39.8 plus the assumption of certain related liabilities. The gain on the sale of Jetway's operations of $13.9, which includes $0.8 of income from Jetway's operations during the phaseout period from April 1, 1994 to May 27, 1994, has been recorded as discontinued operations of the industrial products business for 1994.

5.    INVENTORIES

      Inventories consisted of the following at December 31, 1996:

Raw materials       $32.2
Work-in-progress      0.4
Finished goods       13.4
                  -------
                    $46.0
                  =======

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following at December 31, 1996:

Land                        $ 1.7
Buildings                     7.5
Machinery and equipment      16.9
Construction-in-progress      0.4
                          -------
                             26.5
Accumulated depreciation     (0.2)
                          -------
                            $26.3
                          =======


      Depreciation expense was $0.2 in 1996.

7.    INCOME TAXES

      Information pertaining to the Company's income (loss) from continuing operations before income taxes is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1996      1995       1994
                                                              -------  ---------  ---------
Income (loss) from continuing operations before income
 taxes:
 Domestic                                                       $10.2     $(4.0)    $(30.1)
 Foreign                                                          0.4        --         --
                                                              -------  ---------  ---------
                                                                $10.6     $(4.0)    $(30.1)
                                                              =======  =========  =========


      The Company's tax provision on income from continuing operations for 1996 includes a provision for current foreign income taxes of $0.1 and current state and local income taxes of $0.1. The tax provision for 1996 also includes a deferred tax benefit realized on the tax loss associated with discontinued operations and a tax benefit resulting from the reduction of the valuation allowance on net deferred tax assets offset by a deferred tax provision. The Company did not record a benefit on the losses from continuing operations in 1995 and 1994 as it was not assured that it would be able to realize benefit for such losses in the future.

      There were no income taxes provided in connection with the Aerospace Sale as the tax bases of the assets and liabilities sold exceeded the net proceeds and resulted in a tax loss.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                            DECEMBER 31,
                                                         ------------------
                                                            1996      1995
                                                         --------  --------
Deferred tax assets:
 Accrued expenses and other liabilities                    $  2.1    $  3.1
 Debt                                                         4.6        --
 Net operating loss carryforwards                            67.9      60.2
 Capital loss carryforwards                                   7.0        --
 Net assets held for sale                                      --      36.7
                                                         --------  --------
  Total deferred tax asset                                   81.6     100.0
 Valuation allowance                                        (38.2)    (95.6)
                                                         --------  --------
  Total deferred tax asset net of valuation allowance        43.4       4.4
Deferred tax liabilities:
 Property, plant and equipment                                0.9        --
 Pension asset                                                5.1       4.0
 Intangibles                                                  0.7        --
 Other                                                        0.1       0.4
                                                         --------  --------
  Total deferred tax liability                                6.8       4.4
                                                         --------  --------
  Net deferred tax asset                                   $ 36.6    $   --
                                                         ========  ========


      In connection with the Flavors Acquisition purchase price allocation, the Company has reduced the valuation allowance on net deferred tax assets. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

      The effective tax rate on income from continuing operations before income taxes varies from the current statutory federal income tax rate as follows:

                                        1996        1995        1994
                                      ---------    --------    --------
Statutory rate                          35.0%      (35.0%)     (35.0%)
Non-deductible amortization              0.6         --          --
State and local taxes, net               0.6         --          --
(Decrease) increase in valuation        (5.4)       35.0        35.0
allowance
Benefit of tax loss - Discontinued     (28.9)        --          --
Operations
                                      =========    ========    ========
                                         1.9%        -- %        -- %
                                      =========    ========    ========

      At December 31, 1996, the Company had available Federal net operating loss carryforwards of approximately $194.0, which expires in years 2000 through 2011.

      In order to protect the availability of the Company's net operating loss carryforwards, the PCT charter prohibits, subject to certain exceptions, transfers of PCT Common Stock until such date as fixed by the Board of Directors of PCT to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding PCT Common Stock. The Company has been advised by counsel that the transfer restriction in the PCT charter is enforceable. The Company intends to take all

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

      In connection with the Abex Merger and the Transfer, Mafco and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, Mafco will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to the Abex NWL Aerospace division.

      The IRS is currently examining the returns for the years 1989, 1990 and 1991. The Company has been notified by the IRS that its 1994 and its short period 1995 return will be examined. The amount of net operating loss carryforwards available at December 31, 1996 could be affected by the outcome of this examination.

8.    AUTHORIZED CAPITAL STOCK

      PCT's authorized capital stock consists of 250,000,000 shares of Common stock, par value $0.01 per share, of which 20,656,502 shares were outstanding at December 31, 1996 and 1995 and 250,020,000 shares of preferred stock, par value $0.01 per share, 20,000 of which were outstanding at December 31, 1996 and 1995.

      The PCT Common Stock is issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, are set forth in the Company's Certificate of Incorporation or any amendment thereto, or in the resolution providing for the issuance of such stock adopted by the Company's Board of Directors, which is expressly authorized to set such terms for any such issue.

9.    REDEEMABLE PREFERRED STOCK

      In connection with the Abex Merger, as of June 15, 1995, the Company issued $20 face amount of Preferred Stock. The Preferred Stock has a liquidation value of $1,000 per share (the "Liquidation Value"), plus an amount equal to all accrued and unpaid dividends to the date of final distribution. Dividends on the Preferred Stock are cumulative and payable quarterly in arrears at an amount per share equal to $20 per $1,000 Liquidation Value from and after June 16, 1995. All dividends are payable in cash.

      The Preferred Stock is non-voting, except as required by law and as follows: (i) in the event PCT defaults on the equivalent of six quarterly dividends, the PCT Board of Directors ("PCT Board") shall be increased by two, and holders of the Preferred Stock shall have the exclusive right to elect two directors to the PCT Board, such right to remain in effect until all accumulated dividends have been paid in full and dividends have been paid regularly for at least a year; (ii) in the event PCT defaults on its mandatory redemption obligation, the PCT Board shall be increased by two, and holders of the Preferred Stock (in addition to all other rights) shall have the exclusive right to elect two directors to the PCT Board, such right to remain in effect until such default is cured; and (iii) the affirmative vote

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

of holders of the Preferred Stock representing at least 662/3% of the aggregate voting power as a separate class shall be required for (x) the authorization of any preferred stock having a preference as to dividends or in liquidation over the Preferred Stock, and (y) the adoption of any amendment to the PCT Charter if such amendment materially affects any of the rights, preferences or privileges of the holders of the Preferred Stock.

      The Preferred Stock is convertible, at the option of the holder, at any time after 90 days from June 16, 1995, into shares of PCT Common Stock at a rate of 125 shares of PCT Common Stock for each share of Preferred Stock, subject to adjustment (as so adjusted, the "Common Stock Conversion Rate"). The Common Stock Conversion Rate is subject to appropriate antidilution adjustment in certain situations including payment of dividends or distributions in shares of PCT Common Stock, any subdivision, reclassification or combination of shares of PCT Common Stock, or certain rights offerings and similar issuances for consideration valued at less than the market value of the PCT Common Stock.

      PCT, at its sole option at any time after 90 days from June 15, 1995, may redeem the Preferred Stock for an amount with respect to each share of Preferred Stock equal to (i) the sum of the Liquidation Value thereof and all accrued and unpaid dividends thereon to the redemption date plus (ii) an amount equal to interest on the amount determined in clause (i) at 8% per annum, compounded on a quarterly basis, from the date the redemption amount is otherwise due and payable (without regard to whether PCT may legally redeem such shares) to the date the redemption amount is actually paid. The Preferred Stock is redeemable at the option of the holder of the Preferred Stock in the event of a Change of Control, as defined.

10.   STOCK AND OTHER PLANS

       PCT established a stock plan during 1995 (the "Stock Plan") which provided for the grant of awards covering up to 1,000,000 shares of PCT Common Stock, which would, if used in full, represent approximately 5% of the outstanding PCT Common Stock of the Company subject to adjustment in the event of stock dividends, split-ups, recapitalization and similar transactions.

       During 1995, the Compensation Committee granted non-statutory stock options (NSO's) covering 590,000 shares at a price of $6.25 per share which equaled the market price of the underlying stock on the date of grant and as a result, no compensation cost was recognized. None of the options were exercised and in connection with the Aerospace Sale in 1996, all outstanding options under the Stock Plan were canceled.

       During 1994 and 1995, the Company recognized $3.4 and $0.9 respectively, of compensation expense related to the previous Abex Inc. stock plan. In connection with the Abex Merger, 1,490,000 stock appreciation rights and 20,000 restricted units held by former Abex employees and directors were converted into 898,590 shares of PCT Common Stock and the plans under which such shares were issued were terminated.

       The pro forma impact of accounting for the stock options under the fair value method prescribed by FAS 123 was not material to net income and income per share.

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

11.   PENSION PLANS

      Certain current and former employees are covered under various retirement plans. Plans covering salaried employees generally provide pension benefits based on years of service and compensation. Plans covering hourly employees and union members generally provide stated benefits for each year of credited service. Plan assets are invested primarily in common stocks, mutual funds, fixed income securities and cash equivalents. The Company's funding policy is to contribute annually the statutory required minimum amount as actuarially determined.

      The following table reconciles the funded status of the Company's significant pension plans from continuing operations as of the dates indicated:

                                                                                   DECEMBER 31,
                                                                              --------------------
                                                                                 1996       1995
                                                                              ---------  ---------
Actuarial present value of benefit obligation:
 Accumulated benefit obligation includes vested benefits of $119.2 and
 $111.0                                                                         $ 119.4    $ 111.0
Plan assets at fair value                                                       $ 150.3    $ 131.5
Less: Projected benefit obligation for service rendered to date                  (121.1)    (111.0)
                                                                              ---------  ---------
Plan assets in excess of projected benefit obligation                              29.2       20.5
Unrecognized net gain                                                             (15.0)      (9.2)
                                                                              ---------  ---------
Net pension asset                                                               $  14.2    $  11.3
                                                                              =========  =========


      The Company has an unfunded supplemental benefit plan to provide salaried employees with retirement benefits which were limited by the enactment of OBRA 93. In addition, the Company has an unfunded benefit plan which provides benefits to certain former employees of the Company. The projected benefit obligation, which is totally vested and included in other liabilities, was $1.5 at December 31, 1996.

      The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% as of December 31, 1996 and 1995. The rate of increase in future compensation levels reflected in the determination of the Company's salaried plans was 4.5%-5% as of December 31, 1996 and 4% as of December 31, 1995. The expected long-term rate of return on assets was 8%-9% for the non-union plans for 1996, 9% in 1995 and 1994 and 9% for the union pension plans for 1996.

      Plan assets and liabilities were primarily measured on October 31 each year.

      Pension obligations accrued at the date of the sale of AFP remained with the plan. There are no future benefit accruals for any employee of AFP. The Company recognized curtailment expense in accordance with Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("FAS 88") of $1.2 in 1994 related to the AFP sale which is included in the gain on sale of discontinued industrial products businesses. In connection with the Abex Merger and the Transfer, the Company transferred pension plans with a balance sheet asset value of $39.1 to Mafco at June 15, 1995. In connection with the sale of Aerospace, the Company

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

transferred $70.6 in plan assets to Parker Hannifin and recognized curtailment gain in accordance with FAS 88 of $4.5 in 1996 which is included in the gain on sale of discontinued aerospace business.

      Net periodic pension (income) expense included in selling, general and administration expenses consisted of the following components:

                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                   1996      1995      1994
                                                --------  --------  --------
Service cost--benefits earned during the
 period                                           $  0.3    $   --    $  1.3
Interest cost on projected benefit obligation        8.8       8.1       8.9
Actual gain on plan assets                         (23.1)    (20.2)    (10.5)
Net amortization and deferrals                      11.3      10.4       0.4
                                                --------  --------  --------
 Net pension (income) expense                     $ (2.7)   $ (1.7)   $  0.1
                                                ========  ========  ========

12.   LONG-TERM DEBT

      Long-term debt consisted of the following at December 31, 1996:


Revolving Credit Loans                         $  7.3
11-7/8% Senior Subordinated Notes Due 2002       92.8
                                              -------
                                               $100.1
                                              =======


      In connection with the Flavors Acquisition, the Company assumed debt under a term and revolving credit facility (together the "Senior Credit") totaling $25.1 and 11 7/8% Senior Subordinated Notes due 2002 (the "Senior Notes") with a principal value of $85.0 and fair value of $92.8.

      The term facility loans were repaid in full on December 31, 1996. The revolving credit facility is payable in full by June 30, 1999 and there are no scheduled commitment reductions. In February 1997, the Senior Credit was amended to reduce the total commitment under the revolving credit facility to $12.5 from $20.0 and to lower the interest rates. At December 31, 1996, $7.3 was borrowed under the revolving credit facility and $2.3 was reserved for lender guarantees on outstanding letters of credit. The Senior Credit, as amended in February 1997, permits Pneumo Abex to choose between various interest rate options and to specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Base Rate Loans (as defined) and (ii) Eurodollar Loans (as defined) plus a borrowing margin of 1.0%. The Senior Credit provides for a commitment fee of one quarter of one percent per annum on the unused Revolving Credit Loans. Obligations under the Senior Credit are secured by pledges of substantially all of Pneumo Abex's domestic assets. The Senior Credit contains various restrictive covenants which include, among other things, limitations on indebtedness and liens, minimum interest coverage and fixed charge coverage ratios, operating cash flow maintenance and capital expenditure limits. The interest rate charged on the Senior Credit at December 31, 1996 was 9.25%.

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      The Senior Subordinated Notes, which were issued by Mafco Worldwide in November 1992, mature on November 15, 2002, and are not subject to redemption through the operation of a sinking fund. The Senior Subordinated Notes are subject to redemption at any time after November 15, 1997, at the option of Pneumo Abex, in whole or in part, at redemption prices (expressed as percentages of the principal amount) for the 12 month period beginning each November 15: 1997-105.95%; 1998-103.96%; 1999-101.98% and 100% thereafter.
Interest is payable semiannually in May and November. The Indenture relating to the Senior Subordinated Notes contains various restrictive covenants, which include restrictions on the incurrence of additional debt, payments of dividends and transactions with affiliates. In addition, upon the occurrence of a change in control whereby any person (as defined in the Indenture) acquires directly or indirectly more than 35% of the total voting power of all classes of the voting stock of Pneumo Abex, each holder of the Senior Subordinated Notes has the right to require Pneumo Abex subject to certain restrictions in the Senior Credit, to repurchase the Senior Subordinated Notes at 101% of face value. The Senior Subordinated Notes are subordinate in right of payment to the existing Senior Credit and all future senior indebtedness of Pneumo Abex.

      Pneumo Abex's French subsidiary has an agreement renewable annually with a local bank whereby it may borrow up to six million French francs (approximately $1.2 at December 31, 1996) for working capital purposes. At December 31, 1996, no amounts were borrowed.

      The 1994 and 1995 extraordinary charges of $4.8 and $1.6, respectively, relate to premiums on debt retired by the Company prior to the Abex Merger.

13.   FINANCIAL INSTRUMENTS

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade accounts receivable. The Company's customers are geographically dispersed, but are concentrated in the tobacco industry. Even though seven of the Company's ten largest customers are in the tobacco industry and accounted for approximately 58% of pro forma net revenues in 1996, Mafco Worldwide historically has had no material losses on its trade receivables from customers in the tobacco industry. Probable bad debt losses have been provided for in the allowance for doubtful accounts.

      From time to time, the Company enters into forward exchange contracts to hedge certain receivables and firm sales commitments denominated in foreign currencies. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenue is recognized. Realized gains and losses on foreign currency contracts are included in the underlying asset or liability being hedged and recognized in There were no contracts outstanding at December 31, 1996.

      The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

14.   RELATED PARTY TRANSACTIONS

      Under the Transfer Agreement, PCT will be reimbursed by Mafco for amounts spent in excess of $1.5 during each of the years 1995 (after June 15), 1996, 1997 and 1998 in connection with certain public company costs. The amount spent for such costs in the 1996 and 1995 periods did not exceed $1.5; therefore, no reimbursement was made.

      On February 5, 1996, the Company, through Pneumo Abex, entered into a Reimbursement Agreement with Chemical Bank and Mafco. The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues, not related to the business of PCT. In connection with the Transfer, Mafco has agreed to indemnify PCT for these contingent liabilities, which are generally paid by third party indemnitors and insurers, including the cost of the letters of credit.

15.   COMMITMENTS AND CONTINGENCIES

      Future minimum rental commitments for operating leases with noncancelable terms in excess of one year from December 31, 1996 are as follows:

1997                     $0.5
1998                      0.3
1999                      0.2
2000                      0.2
2001 and thereafter       0.1
                       ------
                         $1.3
                       ======


      The Company had outstanding letters of credit totaling $2.3 at December 31, 1996. Restricted cash of $1.7 at December 31, 1996 included in other assets reflects segregated cash held for the benefit of certain parties to cover certain insurance obligations.

      At December 31, 1996, the Company had obligations to purchase approximately $14.8 of raw materials.

      The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In order to implement the Transfer, a subsidiary of Abex and PCT and certain subsidiaries of PCT entered into a Transfer Agreement. Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to the Aerospace Business, were transferred to a subsidiary of Mafco, with the remainder being retained by PCT. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      The Transfer Agreement requires such subsidiary of Mafco to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities retained by PCT. PCT will be obligated to make reimbursement for the amounts so funded only when amounts are received by PCT under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or PCT or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. The Transfer Agreement further provides for certain funding indemnification and cooperation arrangements between PCT and such subsidiary in respect of certain liabilities which may arise under the Employee Retirement Security Act of 1974 in respect of the sale of AFP.

      In addition, various legal proceedings, claims and investigations are pending against the Company and certain subsidiaries, including those relating to commercial transactions, product liability, safety and health matters and other matters. PCT is involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

      On January 2, 1996, PCT entered into a settlement agreement with the U.S. Government pursuant to which PCT agreed to pay the U.S. Government $12.5 to settle allegations of labor mischarging and related contract disputes relating to Aerospace. On January 8, 1996, pursuant to the terms of such settlement agreement, PCT paid such amount to the U.S. Government. The U.S. Government had also asserted a claim of non-compliance with Cost Accounting Standards. In February 1996, PCT entered into a settlement agreement with the U.S. Government pursuant to which PCT agreed to pay the U.S. Government $0.2 to settle the Cost Accounting Standards non-compliance assertion. On March 11, 1996, pursuant to the terms of such settlement agreement, PCT paid such amount to the U.S. Government. In addition, the U.S. Government has asserted claims of defective pricing. Based upon current U.S. Government procurement regulations, under certain circumstances involving defective pricing a contractor can incur fines and penalties, as well as be suspended or debarred from U.S. Government contracts.

      In the opinion of management, based upon the information available at this time, the outcome of the outstanding defective pricing and other matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.

      The Company believes that its facilities are well maintained and are in substantial compliance with environmental laws and regulations.

16.   SIGNIFICANT CUSTOMER

      The Company has a significant customer in the tobacco industry, Philip Morris Companies Inc., which accounted for approximately 26% of pro forma net revenues in 1996.
                                     F-22

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

17.   GEOGRAPHIC SEGMENTS

      As a result of the sale of Aerospace in 1996 and the industrial products businesses in 1994, the Company has classified those operations as discontinued in the consolidated financial statements. The discussion below reflects the results of operations of Flavor's licorice extract and other flavoring agents business since November 25, 1996, the date of the Flavors Acquisition. The results of operations data presented below reflects the application of the purchase method of accounting for the Flavors Acquisition.

      The Company operates in one business segment. Information related to the Company's geographic segments are presented below with the following definitions:

      Operating profit and identifiable assets are classified as domestic and corporate, respectively, in 1995 and 1994.

      Operating profit, as indicated below, represents net sales less operating expenses.

      Identifiable assets are those used by each geographic segment. Corporate assets are principally domestic cash and cash equivalents, a pension asset and deferred charges.

                                                            YEAR ENDED
                                                         DECEMBER 31, 1996
                                                         -----------------
Net Sales:
 Domestic--U.S.                                           $     4.8
         --Export                                               3.2
 Foreign                                                        1.5
                                                         -----------------
                                                          $     9.5
                                                         =================
Operating Profit:
 Domestic                                                 $     2.3
 Foreign                                                        0.3
                                                         -----------------
                                                                2.6
Interest, investment and other income, net                      8.0
                                                         -----------------
Income from continuing operations before income taxes     $    10.6
                                                         =================
                                                         DECEMBER 31, 1996
                                                         -----------------
Identifiable assets:
 Domestic (a)                                             $   262.5
 Foreign                                                       36.5
 Corporate                                                     19.1
                                                         -----------------
                                                          $   318.1
                                                         =================

---------------
(a) Includes assets located in foreign countries of $1.7 at December 31, 1996.

               POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

18.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

      The following is a summary of unaudited quarterly financial information for 1996 and 1995:

                                                                1996
                                          -----------------------------------------------
                                             FIRST       SECOND       THIRD      FOURTH
                                          ---------  ------------  ---------  -----------
Net sales (a)                                $  --       $   --       $  --       $ 9.5 (b)
Gross profit (a)                                --           --          --         2.9 (b)
Income from continuing operations              0.3          2.9         3.5         3.7
Income from discontinued operations            4.4        153.7 (c)      --          --
Extraordinary item                              --           --          --          --
Net income                                     4.7        156.6 (c)     3.5         3.7
Income per common share:
 Income from continuing operations           $  --       $ 0.12       $0.15       $0.16
 Income from discontinued operations          0.21         7.44          --          --
 Extraordinary item                             --           --          --          --
 Net income                                   0.21         7.56        0.15        0.16


                                                                   1995
                                          -----------------------------------------------
                                             FIRST       SECOND       THIRD      FOURTH
                                          ---------  ------------  ---------  -----------
Net sales (a)                               $   --       $   --      $   --      $   --
Gross profit (a)                                --           --          --          --
Income from continuing operations             (1.6)        (2.0)       (0.2)       (0.2)
Income from discontinued operations            4.0          4.0         3.9         5.0
Extraordinary item (d)                        (1.6)          --          --          --
Net income                                     0.8          2.0         3.7         4.8
Income per common share:
 Income from continuing operations          $(0.08)      $(0.10)     $(0.03)     $(0.03)
 Income from discontinued operations          0.20         0.20        0.19        0.24
 Extraordinary item                          (0.08)          --          --          --
 Net income                                   0.04         0.10        0.16        0.21

--------------
(a) Quarterly net sales and gross profit reflect the reclassification of Aerospace to discontinued operations.

(b) Net sales and gross profit reflect the Flavors Acquisition on November 25, 1996.

(c)   Reflects the gain of sale of Aerospace in April 1996.

(d) Reflects the extraordinary loss related to the early retirement of debt in 1995.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          BALANCE SHEET (PARENT ONLY)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                         DECEMBER 31,
                                                                             1996
                                                                       -----------------
                   ASSETS
Current assets:
     Cash and cash equivalents                                          $      2.2
     Prepaid expenses and other                                                0.2
                                                                       -----------------
          Total current assets                                                 2.4

Investment in and advances to subsidiaries                                   191.8
                                                                       -----------------

                                                                        $    194.2
                                                                       =================


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                                   $      1.0
     Deferred cash payments due to Mafco                                       7.2
                                                                       -----------------
          Total current liabilities                                            8.2

Redeemable preferred stock                                                    20.0

Stockholders' equity:
     Common stock, par value $.01; 250,000,000 shares authorized;
          20,656,502 shares issued and outstanding in 1996 and 1995            0.2
     Additional paid-in capital                                               26.7
     Retained earnings                                                       139.3
     Currency translation adjustment                                          (0.2)
                                                                       -----------------
               Total stockholders' equity                                    166.0
                                                                       -----------------
                                                                        $    194.2
                                                                       =================


Note: There were no restrictions on the transfer of assets from subsidiaries to the parent during 1995 and 1994.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONSOLIDATED STATEMENT OF INCOME (PARENT ONLY)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                                1996
                                                                          -----------------

General and administrative expenses                                        $    1.0
                                                                          -----------------
          Operating loss                                                        1.0

Interest, investment and other income, net                                     (0.9)
                                                                          -----------------
          Loss from continuing operations before taxes                          0.1
Benefit for income taxes                                                       (0.1)
                                                                          -----------------
          Income from continuing operations                                       -

Equity in income of subsidiaries                                              168.5
                                                                          -----------------
          Net income                                                          168.5
                                                                          -----------------

Preferred stock dividend                                                       (1.6)
                                                                          -----------------

          Net income available to common shareholders                      $  166.9
                                                                          =================



Note: There were no restrictions on the transfer of assets from subsidiaries to the parent during 1995 and 1994.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CONSOLIDATED STATEMENT OF CASH FLOWS (PARENT ONLY)
                             (DOLLARS IN MILLIONS)

                                                                                          YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                             1996
                                                                                       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $       168.5
Adjustments to reconcile net income to total cash provided by operating activities:
         Equity in income of subsidiaries in excess of cash distributions                      (165.5)
Changes in assets and liabilities:
         Other, net                                                                               0.8
                                                                                       -----------------
         Cash provided by operating activities                                                    3.8
                                                                                       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred dividends                                                                              (1.6)
                                                                                       -----------------
          Cash used in financing activities                                                      (1.6)
                                                                                       -----------------


Net increase in cash and cash equivalents                                                         2.2
Cash and cash equivalents at beginning of period                                                    -
                                                                                       -----------------
Cash and cash equivalents at end of period                                              $         2.2
                                                                                       =================


Note: There were no restrictions on the transfer of assets from subsidiaries to the parent during 1995 and 1994.