Form 10-Q
period 1997-03-30
POWER CONTROL TECHNOLOGIES INC
filed 1997-05-06
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

                                                  OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to ______


Commission file number:     1-13780
                            -------

                        POWER CONTROL TECHNOLOGIES INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      02-0423416
--------------------------------               -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

35 EAST 62ND STREET, NEW YORK, NEW YORK                    10021
----------------------------------------       ------------------------------
(Address of principal executive offices)                 (Zip Code)

                                  212-572-8600
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         As of May 5, 1997, the Registrant had 20,656,502 outstanding shares of common stock of which 5,939,400 shares were held by Mafco Consolidated Group Inc.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                      THREE MONTH PERIODS ENDED
                                                                                     ---------------------------
                                                                                      MARCH 30,      MARCH 31,
                                                                                         1997           1996
                                                                                     -----------    ------------
Net sales                                                                             $   27.2        $   --
Cost of sales                                                                            (15.7)           --
                                                                                      --------        --------
Gross profit                                                                              11.5            --

Selling, general and administrative expenses                                              (2.4)            0.3
Amortization of intangibles                                                               (1.1)           --
                                                                                      --------        --------
Operating income                                                                           8.0             0.3

Interest expense, net                                                                     (1.7)           --
                                                                                      --------        --------
Income from continuing operations before income taxes                                      6.3             0.3
Provision for income taxes                                                                (0.8)           --
                                                                                      --------        --------
Income  from continuing operations                                                         5.5             0.3
Discontinued operations:
    Income from operations of discontinued aerospace business, net of taxes             --                 4.4
                                                                                      --------        --------
Net income                                                                                 5.5             4.7
Preferred stock dividend                                                                  (0.4)           (0.4)
                                                                                      --------        --------
Net income available to common stockholders                                           $    5.1        $    4.3
                                                                                      ========        ========

Income per common share and common share equivalent:
Continuing operations                                                                 $   0.25        $   --
Discontinued operations                                                                 --                0.21
                                                                                      --------        --------
  Net income                                                                          $   0.25        $   0.21
                                                                                      ========        ========

Fully diluted income per common share:
Continuing operations                                                                 $   0.24        $  --
Discontinued operations                                                                 --                0.20
                                                                                      --------        --------
  Net income                                                                          $   0.24        $   0.20
                                                                                      ========        ========

Weighted average shares outstanding                                                 20,656,502      20,821,746
                                                                                    ==========      ==========
Fully diluted weighted average shares outstanding                                   23,156,502      23,321,746
                                                                                    ==========      ==========


                See Notes to Consolidated Financial Statements

                   POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)

                                                                      MARCH 30,   DECEMBER 31,
                                                                        1997           1996
                                                                      ---------   ------------
                   ASSETS
Current assets:
     Cash and cash equivalents                                        $    6.5      $    5.7
     Trade accounts receivable, net                                       13.4          11.3
     Inventories                                                          42.4          46.0
     Prepaid expenses and other                                            1.2           3.3
                                                                      --------      --------
          Total current assets                                            63.5          66.3

Property, plant and equipment, net                                        26.2          26.3
Deferred tax asset, net                                                   38.4          38.4
Intangibles assets related to business acquired, net                     171.6         172.7
Other assets                                                              16.7          14.4
                                                                      --------      --------
                                                                      $  316.4      $  318.1
                                                                      ========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                           $    4.7      $    5.2
     Accrued interest                                                      3.8           1.3
     Accrued compensation and benefits                                     2.7           3.1
     Taxes payable                                                         2.1           1.4
     Deferred cash payments due to Mafco                                   7.2           7.2
     Other accrued expenses                                                5.4           5.5
                                                                      --------      --------
               Total current liabilities                                  25.9          23.7

Long-term debt                                                            92.0         100.1
Other liabilities                                                          8.3           8.3

Redeemable preferred stock                                                20.0          20.0

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01; 250,000,000 shares authorized;
          20,656,502 shares issued and outstanding in 1997 and 1996        0.2           0.2
     Additional paid-in capital                                           26.7          26.7
     Retained earnings                                                   144.4         139.3
     Currency translation adjustment                                      (1.1)         (0.2)
                                                                      --------      --------
               Total stockholders' equity                                170.2         166.0
                                                                      --------      --------
                                                                      $  316.4      $  318.1
                                                                      ========      ========

                See Notes to Consolidated Financial Statements.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                               THREE MONTH PERIODS ENDED
                                                                               --------------------------
                                                                               MARCH 30,       MARCH 31,
                                                                                 1997            1996
                                                                               ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $   5.5         $  4.7
Adjustments to reconcile net income to total cash provided by operating activities:
          Income from operations of discontinued businesses                        --            (4.4)
          Depreciation and amortization                                            1.9             --
Changes in assets and liabilities:
          Increase in trade accounts receivable                                   (2.3)            --
          Decrease in net assets held for sale                                     --             0.6
          Decrease in inventories                                                  3.2             --
          Decrease in accounts payable                                            (0.4)            --
          Other, net                                                               2.9           (0.5)
                                                                               -------         ------
          Cash provided by operating activities                                   10.8            0.4
                                                                               -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                              (0.7)            --
Investment in joint venture                                                       (1.4)            --
                                                                               -------         ------
          Cash used in investing activities                                       (2.1)            --
                                                                               -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                                           (7.3)            --
Preferred dividends                                                               (0.4)          (0.4)
                                                                               -------         ------
          Cash used in financing activities                                       (7.7)          (0.4)
                                                                               -------         ------
Effect of exchange rate changes on cash                                           (0.2)            --
                                                                               -------         ------
Net increase in cash and cash equivalents                                          0.8             --
Cash and cash equivalents at beginning of period                                   5.7             --
                                                                               -------         ------
Cash and cash equivalents at end of period                                     $   6.5         $   --
                                                                               =======         ======


                 See Notes Consolidated Financial Statements.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

1.       BACKGROUND AND BASIS OF PRESENTATION

         Power Control Technologies Inc. ( "PCT" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

         As a result of the sale of the Company's aerospace business in 1996, the Company has classified those operations as discontinued in the consolidated financial statements.

         On November 25, 1996, PCT acquired (the "Flavors Acquisition") all the issued and outstanding shares of capital stock of Flavors Holdings Inc. ("Flavors"), the direct parent of Mafco Worldwide Corporation ("Mafco Worldwide"). Subsequently, Mafco Worldwide merged into Pneumo Abex.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Form 10-K. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1996 Form 10-K.

2.       INVENTORIES

         Inventories are valued at the lower of cost or market and consist of the following:

                                          March 30,  December 31,
                                            1997         1996
                                          -------       -------
        Raw materials and supplies         $29.9         $32.2
        Work-in-progress                     0.4           0.4
        Finished goods                      12.1          13.4
                                           -----         -----
                                           $42.4         $46.0
                                           =====         =====


3.       INCOME PER COMMON SHARE

         Income per common share has been computed based on 20,656,502 and 20,821,746 weighted average shares outstanding in the 1997 and 1996 periods, respectively, including the dilutive effect of stock options in the 1996 period. Fully diluted income per share is computed assuming the conversion of the Preferred Stock for all periods presented.

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS:

GENERAL

         As a result of the sale of the Company's aerospace business in 1996, the Company has classified those operations as discontinued in the consolidated financial statements. Accordingly, the results of operations below do not reflect the sales, cost of sales or selling, general and administration ("SG&A") expenses from the discontinued aerospace business for the three month period ended March 31, 1996.

         The discussion of historical results reflects the results of operations of Flavors' licorice extract and other flavoring agents' business since November 25, 1996, the date of the Flavors Acquisition. The historical results of operations data presented below reflects the application of the purchase method of accounting for the Flavors Acquisition based on the purchase price allocation.

         Certain results of operations data of Flavors prior to the Flavors Acquisition, which exclude purchase accounting adjustments, are also presented below for comparative purposes.

Three Months Ended March 30, 1997 Compared to the Three Months Ended March 31, 1996

         Net sales were $27.2 in the first quarter of 1997, which reflect the business of Flavors acquired in November 1996. Net sales of Flavors, prior to the Flavors Acquisition, were $26.0 in the first quarter of 1996. The increase of $1.2 or 4.6% was due to higher shipment volume primarily to the Company's U.S. tobacco customers.

         Cost of sales were $15.7 in the first quarter of 1997. Cost of sales in 1997 reflect the business of Flavors acquired in November 1996, including $1.5 of amortization and depreciation of the purchase price allocation related to inventories and property, plant and equipment. Cost of sales of Flavors in the first quarter of 1996, prior to the Flavors Acquisition, was $15.0. The increase was primarily due to the purchase accounting amortization and depreciation in 1997, partially offset by a decrease in raw material costs. As a percentage of net sales, the Company's cost of sales was 57.7% in 1997 and Flavors' cost of sales, prior to the Flavors Acquisition, was 57.7% in 1996.

         SG&A expenses were $2.4 in the first quarter of 1997. The 1997 expenses reflect ongoing corporate costs, SG&A expenses of the business of Flavors acquired in November 1996, partially offset by income recognized on the Company's overfunded pension plan. SG&A expenses of the Company in 1996 reflect income recognized on the Company's overfunded pension plan partially offset by ongoing corporate costs.

         Interest expense, net was $1.7 in the first quarter of 1997 which primarily relates to the debt assumed in connection with the Flavors Acquisition.

         The provision for income taxes as a percentage of earnings before income taxes was 12.7% in 1997. The tax provision in the first quarter of 1997 reflects a benefit of approximately 27% of income from continuing operations before taxes relating primarily to net deferred tax assets which have been

                POWER CONTROL TECHNOLOGIES INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flows from operating activities were $10.8 and $0.4 for the three month periods ended March 30, 1997 and March 31, 1996, respectively. The increase in cash flow from operating activities primarily reflects operating cash flows of the Flavors business acquired in November 1996. The Company's working capital requirements, especially for accounts receivables and inventory are affected by customer demand by current and prospective supplies of raw material prices. Management believes the current inventory of $42.4 is adequate to meet customer requirements. Inventory levels may fluctuate in the future as the Company takes advantage of opportunities to purchase quality raw materials at favorable prices while maintaining its policy of purchasing licorice root from all available sources to maintain relationships with its suppliers. Capital expenditures for the three month period ended March 30, 1997 were $0.7.

         Under the Senior Credit agreement as amended, Pneumo Abex may borrow up to $12.5 under a revolving credit facility. At March 30, 1997, there were no borrowings under the facility and approximately $3.7 of this facility had been reserved to support lender guarantees for outstanding letters of credit. Management believes the remaining availability of approximately $8.8 under Pneumo Abex's revolving credit facility, cash on hand and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service needs through the end of 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which established new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

                          PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27*   Financial Data Schedule

* filed herein

(b)      Reports on Form 8-K

                  There were no reports filed on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   POWER CONTROL TECHNOLOGIES INC.
                                          (Registrant)



Date:  May 6, 1997                  By:/s/Irwin Engelman
                                       --------------------------
                                       Irwin Engelman
                                       Executive Vice President and
                                       Chief Financial Officer


Date:  May 6, 1997                     By:/s/Laurence Winoker
                                       --------------------------
                                       Laurence Winoker
                                       Vice President and Controller
                                      (Principal Accounting Officer)