Form 10-Q
period 1997-06-29
POWER CONTROL TECHNOLOGIES INC
filed 1997-08-07
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997
                                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission File Number:  1-13780
                       -----------

                             M & F WORLDWIDE CORP.
                   (Formerly Power Control Technologies Inc.)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          02-0423416
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

35 EAST 62ND STREET, NEW YORK, NEW YORK                           10021
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  212-572-8600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

As of August 5, 1997, the Registrant had 20,656,502 outstanding shares of common stock of which 5,939,400 shares were held by Mafco Consolidated Group Inc.

                             M & F WORLDWIDE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTH PERIODS ENDED      SIX MONTH PERIODS ENDED
                                                          -------------------------      -----------------------
                                                          JUNE 29,         JUNE 30,       JUNE 29,      JUNE 30,
                                                            1997             1996           1997          1996
                                                           ------           ------         ------        ------
Net sales                                                   $24.3            $  -           $51.5         $  -
Cost of sales                                               (12.6)              -           (28.3)           -
                                                            -----           ------          -----        ------
Gross profit                                                 11.7               -            23.2            -

Selling, general and administrative expenses                 (2.4)             0.7           (4.8)          1.0
Amortization of intangibles                                  (1.0)              -            (2.1)           -
                                                            -----           ------          -----        ------
Operating income                                              8.3              0.7           16.3           1.0

Interest (expense) income, net                               (1.8)             2.2           (3.5)          2.2
                                                            -----           ------          -----        ------
Income from continuing operations before income
  taxes                                                       6.5              2.9           12.8           3.2
Provision for income taxes                                   (0.9)              -            (1.7)           -
                                                            -----           ------          -----        ------
Income from continuing operations                             5.6              2.9           11.1           3.2
Discontinued operations:
  Income from operations of aerospace
     business, net of taxes                                    -                -              -            4.4
  Gain on sale of aerospace business, net
     of taxes                                                  -             153.7             -          153.7
                                                            -----           ------          -----        ------
Net income                                                    5.6            156.6           11.1         161.3
Preferred stock dividend                                     (0.4)            (0.4)          (0.8)         (0.8)
                                                            -----           ------          -----        ------
Net income available to common stockholders                 $ 5.2           $156.2          $10.3        $160.5
                                                            =====           ======          =====        ======

Income per common and common equivalent share:
Continuing operations                                       $ .25           $  .12          $ .50        $  .12
Discontinued operations                                        -              7.44             -           7.62
                                                            -----           ------          -----        ------
  Net income                                                $ .25           $ 7.56          $ .50        $ 7.74
                                                            =====           ======          =====        ======

Fully diluted income per common share:
Continuing operations                                       $ .24           $  .13          $ .48        $  .14
Discontinued operations                                        -              6.64             -           6.80
                                                            -----           ------          -----        ------
  Net income                                                $ .24           $ 6.77          $ .48        $ 6.94
                                                            =====           ======          =====        ======

Weighted average shares outstanding:
  Primary                                                    20.7             20.7           20.7          20.7
                                                            =====           ======          =====        ======
  Fully diluted                                              23.2             23.2           23.2          23.2
                                                            =====           ======          =====        ======

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                             M & F WORLDWIDE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     JUNE 29,      DECEMBER 31,
                                                                       1997           1996
                                                                    ----------     ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $ 11.9          $  5.7
    Trade accounts receivable, net                                      11.7            11.3
    Inventories                                                         43.6            46.0
    Prepaid expenses and other                                           1.1             3.3
                                                                      ------          ------
        Total current assets                                            68.3            66.3

Property, plant and equipment, net                                      26.0            26.3
Deferred tax asset, net                                                 38.4            38.4
Intangible assets related to business acquired, net                    170.5           172.7
Other assets                                                            17.4            14.4
                                                                      ------          ------

                                                                      $320.6          $318.1
                                                                      ======          ======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short term borrowings                                             $  0.4         $   -
    Trade accounts payable                                               5.0             5.2
    Accrued interest                                                     1.2             1.3
    Accrued compensations and benefits                                   3.4             3.1
    Taxes payable                                                        2.1             1.4
    Deferred cash payments due to Mafco                                  7.2             7.2
    Other accrued expenses                                               6.4             5.5
                                                                      ------          ------
        Total current liabilities                                       25.7            23.7

Long-term debt                                                          91.3           100.1
Other liabilities                                                        8.4             8.3

Redeemable preferred stock                                              20.0            20.0

Commitments and contingencies                                            -               -

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01; 250.0 shares authorized;
        20.7 shares issued and outstanding in 1997 and 1996              0.2             0.2
    Additional paid-in-capital                                          26.7            26.7
    Retained earnings                                                  149.6           139.3
    Currency translation adjustment                                     (1.3)           (0.2)
                                                                      ------          ------
        Total stockholders' equity                                     175.2           166.0
                                                                      ------          ------

                                                                      $320.6          $318.1
                                                                      ======          ======

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                             M & F WORLDWIDE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                      SIX MONTH PERIODS ENDED
                                                                      -----------------------
                                                                      JUNE 29,       JUNE 30,
                                                                        1997          1996
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $11.1         $161.3
                                                                        -----         ------
Adjustments to reconcile net income to total cash
 provided by operating activities:
    Income from operations of discontinued businesses                     -             (4.4)
    Gain on sale of aerospace business                                    -           (153.7)
    Depreciation and amortization                                         3.2            -
Changes in assets and liabilities:
    Increase in trade accounts receivables                               (0.7)           -
    Decrease in inventories                                               1.7            -
    Other, net                                                            1.3           (0.8)
                                                                        -----         ------
       Cash provided by operating activities                             16.6            2.4
                                                                        -----         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of aerospace business, net of transaction costs        -            196.9
Capital expenditures                                                     (1.1)           -
Investment in joint venture, net                                         (1.4)           -
                                                                        -----         ------
       Cash (used in) provided by investing activities                   (2.5)         196.9
                                                                        -----         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings, net                                             (6.9)           -
Preferred dividends                                                      (0.8)          (0.8)
                                                                        -----         ------
       Cash used in financing activities                                 (7.7)          (0.8)
                                                                        -----         ------
Effect of exchange rate changes on cash                                  (0.2)           -
                                                                        -----         ------
Net increase in cash and cash equivalents                                 6.2          198.5
Cash and cash equivalents at beginning of period                          5.7            -
                                                                        -----         ------
Cash and cash equivalents at end of period                              $11.9         $198.5
                                                                        =====         ======

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                             M & F WORLDWIDE CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN MILLIONS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

         M & F Worldwide Corp. ( the "Company") changed its name from Power Control Technologies Inc. in May 1997. The Company was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

         As a result of the sale of the Company's aerospace business in 1996, the Company has classified those operations as discontinued in the consolidated financial statements.

         On November 25, 1996, the Company acquired (the "Flavors Acquisition") all the issued and outstanding shares of capital stock of Flavors Holdings Inc. ("Flavors"), the direct parent of Mafco Worldwide Corporation ("Mafco Worldwide"). Subsequently, Mafco Worldwide merged into Pneumo Abex.

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

2. INVENTORIES

         Inventories are valued at the lower of cost or market and consist of the following:

                                                    JUNE 29,      DECEMBER 31,
                                                      1997            1996
                                                    --------      ------------
    Raw materials and supplies                        $29.9           $32.2
    Work-in-process                                     0.4             0.4
    Finished goods                                     13.3            13.4
                                                      -----           -----
                                                      $43.6           $46.0
                                                      =====           =====

3. INCOME PER COMMON SHARE

         Income per common share has been computed based on 20.7 weighted average shares outstanding in the 1997 and 1996 periods. Fully diluted income per share is computed assuming the conversion of the Preferred Stock for all periods presented.

                             M & F WORLDWIDE CORP.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN MILLIONS)

RESULTS OF OPERATIONS:

GENERAL

         As a result of the sale of the Company's aerospace business in 1996, the Company has classified those operations as discontinued in the condensed consolidated financial statements. Accordingly, the results of operations below do not reflect the sales, cost of sales or selling, general and administrative ("SG&A") expenses from the discontinued aerospace business for the three and six month periods ended June 30, 1996.

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

Three months ended June 29, 1997 compared to the three months ended June 30,
1996

         Net sales were $24.3 in the second quarter of 1997. Net sales of Flavors, prior to the Flavors Acquisition, were $26.6 in the second quarter of 1996. The decrease of $2.3 was due to lower sales of non licorice flavors and a shift in the timing of licorice flavor sales between the first and second quarters as compared to the year ago period.

         Cost of sales were $12.6 in the second quarter of 1997. Cost of sales of Flavors in the second quarter of 1996, prior to the Flavors Acquisition, was $14.3. The decrease was due to the lower sales volume and lower raw material costs. As a percentage of net sales, the Company's cost of sales was 51.9% in 1997 and Flavors' cost of sales, prior to the Flavors Acquisition, was 53.8% in 1996. This decrease was due to the lower raw material costs in 1997.

         SG&A expenses were $2.4 in the second quarter of 1997. The 1997 expenses reflect SG&A expenses of the business of Flavors and ongoing corporate costs, partially offset by income recognized on the Company's overfunded pension plan. SG&A expenses of the Company in 1996 reflect income recognized on the Company's overfunded pension plan partially offset by ongoing corporate costs.

         Interest expense, net was $1.8 in the second quarter of 1997 which primarily relates to the debt assumed in connection with the Flavors Acquisition. Interest income of $2.2 in 1996 primarily reflects interest income on the cash proceeds received from the Aerospace Sale.

         The provision for income taxes as a percentage of earnings before income taxes was 13.8% in 1997. The tax provision in the second quarter of 1997 reflects a benefit of approximately 25% of

                             M & F WORLDWIDE CORP.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN MILLIONS)

income from continuing operations before taxes relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

Six month period ended June 29, 1997 compared with the six month period ended June 30, 1996

         Net sales were $51.5 for the six months ended June 29, 1997. Net sales of Flavors prior to the Flavors Acquisition, were $52.7 for the six months ended June 30, 1996. The decrease of $1.2 was due to lower sales of non licorice flavors partially offset by slightly higher licorice sales.

         Cost of sales were $28.3 for the six months ended June 29, 1997. Cost of sales of Flavors in the six month period ended June 30, 1996, prior to the Flavors Acquisition, was $29.4. The decrease was primarily due to the lower sales volume and lower material costs partially offset by purchase price accounting amortization and depreciation of $1.4 in 1997. As a percentage of net sales, the Company's cost of sales was 55.0% in 1997 and Flavors' cost of sales, prior to the Flavors Acquisition, was 55.8% in 1996.

         SG&A expenses were $4.8 for the six months ended June 29, 1997. The 1997 expenses reflect SG&A expenses of the business of Flavors and ongoing corporate costs partially offset by income recognized on the Company's overfunded pension plan. SG&A expenses of the Company in 1996 reflect income recognized on the Company's overfunded pension plan partially offset by ongoing corporate costs.

         Interest expense, net was $1.8 in the second quarter of 1997 which primarily relates to the debt assumed in connection with the Flavors Acquisition. Interest income of $2.2 in 1996 primarily reflects interest income on the cash proceeds received from the Aerospace Sale.

         The provision for income taxes as a percentage of earnings before income taxes was 13.3% in 1997. The tax provision for the six months ended June 29, 1997 reflects a benefit of approximately 26% of income from continuing operations before taxes relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flows from operating activities were $16.6 and $2.4 for the six months ended June 29, 1997 and June 30, 1996, respectively. The increase in cash flow from operating activities primarily reflects operating cash flows of the Flavors business acquired in November 1996.

                             M & F WORLDWIDE CORP.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN MILLIONS)

The Company's working capital requirements, especially for accounts receivable and inventory, are affected by customer demand, by current and prospective supplies of raw materials and raw material prices. Management believes the current inventory of $43.6 is adequate to meet customer requirements. Inventory levels may fluctuate in the future as the Company takes advantage of opportunities to purchase quality raw materials at favorable prices while maintaining its policy of purchasing licorice root from all available sources to maintain relationships with its suppliers. Capital expenditures for the six month period ended June 29, 1997 were $1.1.

         Under the Senior Credit agreement as amended, Pneumo Abex may borrow up to $12.5 under a revolving credit facility. At June 29, 1997, there were no borrowings under the facility and approximately $4.2 of this facility had been reserved to support lender guarantees for outstanding letters of credit. Management believes the remaining availability of approximately $8.3 under Pneumo Abex's revolving credit facility, cash on hand and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service needs through the end of 1997. The Company's French subsidiary has an agreement with a local bank whereby it may borrow up to six million French francs (approximately $1.0) for working capital. At June 30, 1997, approximately $0.4 was outstanding. The Company anticipates that it will call the 11 7/8 Senior Subordinated Notes due 2002 for redemption on November 15, 1997, the first call date.

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

                             M & F WORLDWIDE CORP.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27*  Financial Data Schedule
         28* 1997 Annual Meeting of Shareholders Certificate of Inspector of Election

         * filed herein

    (b)  Reports on Form 8-K

         There were no reports filed on Form 8-K during the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            M & F WORLDWIDE CORP.
                                                (Registrant)


Date:  August 5, 1997                       By: /s/Irwin Engelman
                                                ------------------------------
                                                Irwin Engelman
                                                Executive Vice President and
                                                Chief Financial Officer



Date:  August 5, 1997                       By: /s/ Laurence Winoker
                                                ------------------------------
                                                Laurence Winoker
                                                Vice President and Controller
                                                (Principal Accounting Officer)