Form 10-Q/A
period 1997-06-29
POWER CONTROL TECHNOLOGIES INC
filed 1997-08-14
CIK 945235

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------

                                  FORM 10-Q/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number:     1-13780
                       -----------------

                             M & F WORLDWIDE CORP.
                  (Formerly Power Control Technologies Inc.)
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      As of August 5, 1997, the Registrant had 20,656,502 outstanding shares of common stock of which 6,239,400 shares were held by Mafco Consolidated Group Inc.

                             M & F WORLDWIDE CORP.


      The Registrant is filing a revised 10-Q cover page as part of its Quarterly Report on Form 10-Q for the period ended June 29, 1997 heretofore filed to reflect the number of shares of common stock of the Registrant which were held by Mafco Consolidated Group Inc. as of August 14, 1997.

                            M & F WORLDWIDE CORP.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            M & F WORLDWIDE CORP.
                                               (Registrant)




Date:  August 14, 1997                      By: /s/ Laurence Winoker
                                                ------------------------------
                                                Laurence Winoker
                                                Vice President and Controller
                                                (Principal Accounting Officer)