Form 10-Q
period 1997-09-28
M & F WORLDWIDE CORP
filed 1997-11-06
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission File Number: 1-13780
                        -------

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  X  Yes     No
                                         ---     ---

As of November 3, 1997, the Registrant had 20,656,502 outstanding shares of common stock of which 6,239,400 shares were held by Mafco Consolidated Group Inc.

                             M & F WORLDWIDE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                         THREE MONTH PERIODS ENDED      NINE MONTH PERIODS ENDED
                                                         --------------------------     -------------------------
                                                           SEPT. 28,      SEPT. 30,        SEPT. 28,   SEPT. 30,
                                                             1997           1996             1997        1996
                                                          ---------      ----------     ------------  ---------

Net sales                                                    $23.6          $ -             $75.1        $  -

Cost of sales                                                (12.3)           -             (40.6)          -
                                                            ------          ------         ------         -----
Gross profit                                                  11.3            -              34.5           -

Selling, general and administrative expenses                  (2.4)          0.2             (7.3)          1.2
Amortization of intangibles                                   (1.1)           -              (3.2)          -
                                                            ------          ------          -----        ------
Operating income                                               7.8           0.2             24.0           1.2

Interest (expense) income, net                                (1.6)          3.3             (5.1)          5.5
                                                            ------          ------          ------       ------
Income from continuing operations before income
  taxes                                                        6.2           3.5             18.9           6.7
Provision for income taxes                                    (0.8)           -              (2.5)          -
                                                            ------         -------          ------        -----
Income from continuing operations                              5.4           3.5             16.4           6.7
Discontinued operations:
  Income from operations of aerospace
     business, net of taxes                                    -              -                -            4.4
  Gain on sale of aerospace business, net
     of taxes                                                  -              -                -          153.7
                                                           -------         -------         -------       ------
Net income                                                     5.4           3.5             16.4         164.8
Preferred stock dividend                                      (0.4)         (0.4)            (1.2)         (1.2)
                                                             -----         -------         ------        -------
Net income available to common stockholders                  $ 5.0        $  3.1            $15.2        $163.6
                                                             =====         ======           =====        ======

Income per common and common equivalent share:
Continuing operations                                         $.24          $.15            $.74$           .27
Discontinued operations                                        -              -                -           7.63
                                                            ------        ------           -----         ------
  Net income                                                  $.24          $.15            $.74          $7.90
                                                              ====          ====            ====          =====

Fully diluted income per common share:
Continuing operations                                         $.23          $.15            $.71$           .29
Discontinued operations                                        -              -               -            6.81
                                                             -----         ------           ------       ------
  Net income                                                  $.23          $.15            $.71          $7.10
                                                              ====          ====            ====          =====

Weighted average shares outstanding:
  Primary                                                     20.7          20.7            20.7           20.7
                                                              ====          ====            ====           ====
  Fully diluted                                               23.2          23.2            23.2           23.2
                                                              ====          ====            ====           ====




      See Notes to Unaudited Condensed Consolidated Financial Statements.

                             M & F WORLDWIDE CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                      SEPTEMBER 28,   DECEMBER 31,
                                                                          1997           1996
                                                                     --------------   ------------
                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $ 12.7        $  5.7
    Trade accounts receivable, net                                         11.8          11.3
    Inventories                                                            46.9          46.0
    Prepaid expenses and other                                              1.2           3.3
                                                                        -------       -------
        Total current assets                                               72.6          66.3

Property, plant and equipment, net                                         26.2          26.3
Deferred tax asset, net                                                    38.4          38.4
Intangible assets related to business acquired, net                       169.5         172.7
Other assets                                                               18.0          14.4
                                                                        -------       -------

                                                                         $324.7        $318.1
                                                                        =======       =======
            LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term borrowings                                                $  0.3       $   -
    Trade accounts payable                                                  5.5           5.2
    Accrued interest                                                        3.7           1.3
Accrued compensation and benefits                                           4.1           3.1
    Taxes payable                                                           2.6           1.4
    Deferred cash payments due to Mafco                                     3.5           7.2
    Other accrued expenses                                                  5.9           5.5
                                                                        -------       -------
        Total current liabilities                                          25.6          23.7

Long-term debt                                                             90.5         100.1
Other liabilities                                                           8.5           8.3

Redeemable preferred stock                                                 20.0          20.0

Commitments and contingencies                                               -             -

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01; 250.0 shares authorized;
        20.7 shares issued and outstanding in 1997 and 1996                 0.2           0.2
    Additional paid-in-capital                                             26.7          26.7
    Retained earnings                                                     154.5         139.3
    Currency translation adjustment                                       (1.3)          (0.2)
                                                                        -------       --------
        Total stockholders' equity                                        180.1         166.0
                                                                        -------       -------
                                                                         $324.7        $318.1
                                                                        =======       =======



      See Notes to Unaudited Condensed Consolidated Financial Statements.

                             M & F WORLDWIDE CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                           NINE MONTH PERIODS ENDED
                                                                           ------------------------
                                                                             SEPT. 28,    SEPT. 30,
                                                                               1997         1996
                                                                           -------------  ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $16.4        $164.8
                                                                              -----        ------
    Adjustments to reconcile net income to total cash
     provided by (used in) operating activities:
        Income from operations of discontinued businesses                       -            (4.4)
        Gain on sale of discontinued business                                   -          (153.7)
        Depreciation and amortization                                           4.9           -
    Changes in assets and liabilities:
        Net increase in trading securities                                      -          (196.5)
        Increase in trade accounts receivables                                 (0.9)          -
        Increase in inventories.                                               (1.6)          -
        Other, net                                                              1.7          (2.4)
                                                                              ------       -------
           Cash provided by (used in) operating activities                     20.5        (192.2)
                                                                              -----        ------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of discontinued business, net                            -           196.8
    Capital expenditures                                                       (1.8)          -
    Investment in joint venture, net                                           (1.2)          -
                                                                            -------        ------
           Cash (used in) provided by investing activities                     (3.0)        196.8
                                                                            -------        ------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of borrowings, net                                               (7.0)           -
    Preferred dividends                                                        (1.2)         (1.2)
    Deferred cash payments                                                     (3.7)         -
    Decrease (increase) in restricted cash                                      1.6          (2.1)
                                                                            --------      --------
           Cash used in financing activities                                  (10.3)         (3.3)
                                                                            --------     --------
    Effect of exchange rate changes on cash                                    (0.2)         -
                                                                            -------      --------
    Net increase in cash and cash equivalents                                   7.0           1.3
    Cash and cash equivalents at beginning of period                            5.7          -
                                                                             ------       -------
    Cash and cash equivalents at end of period                                $12.7       $   1.3
                                                                              =====       =======



      See Notes to Unaudited Condensed Consolidated Financial Statements.

                             M & F WORLDWIDE CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN MILLIONS)
                                  (UNAUDITED)

1.  BACKGROUND AND BASIS OF PRESENTATION

     M & F Worldwide Corp. (the "Company"), formerly Power Control
Technologies Inc., was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

     As a result of the sale of the Company's aerospace business in 1996, the Company has classified those operations as discontinued in the consolidated financial statements.

     On November 25, 1996, the Company acquired (the "Flavors Acquisition") all the issued and outstanding shares of capital stock of Flavors Holdings Inc. ("Flavors"), the direct parent of Mafco Worldwide Corporation ("Mafco Worldwide"). Subsequently, Mafco Worldwide merged into Pneumo Abex with Pneumo Abex as the surviving entity.

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

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:


                                             SEPTEMBER 28,         DECEMBER 31,
                                                 1997                 1996
                                              ---------            ----------
Raw materials and supplies                      $34.1                $32.2
    Work-in-process                               0.4                  0.4
    Finished goods                               12.4                 13.4
                                               ------               ------
                                                $46.9                $46.0
                                                =====                =====

3.  INCOME PER COMMON SHARE

    Income per common share has been computed based on 20.7 weighted average shares outstanding in the 1997 and 1996 periods. Fully diluted income per share is computed assuming the conversion of the Preferred Stock for all periods presented.

                             M & F WORLDWIDE CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN MILLIONS)
                                  (UNAUDITED)
4.  LONG TERM DEBT REFINANCING

    On October 17, 1997, Pneumo Abex informed the trustee of the 11 7/8% Senior Subordinated Notes due 2002 (the "Notes") that it will call the $85.0 principal amount of the Notes for redemption on November 15, 1997. On September 30, 1997, Pneumo Abex signed a commitment letter whereby a group of banks will provide a new revolving credit facility (the "Revolving Credit Facility") of $120.0. Pneumo Abex anticpates using cash and a portion of the proceeds from the Revolving Credit Facility to finance the principal amount of the Notes, together with a call premium of approximately $5.0. The Revolving Credit Facility which expires on November 15, 2002, will be unsecured, will have no mandatory prepayments and will have interest rates at less than one percent over LIBOR. The Revolving Credit Facility contains various restrictive covenants which limit, among other things, Pneumo Abex's ability to incur debt and pay dividends.

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

Three months ended September 28, 1997 compared to the three months ended September 30, 1996

     Net sales were $23.6 in the third quarter of 1997. Net sales of Flavors, prior to the Flavors Acquisition, were $25.1 in the third quarter of 1996. The decrease of $1.5 was due to lower sales of licorice flavors to the Company's tobacco and non tobacco customers.

     Cost of sales were $12.3 in the third quarter of 1997. Cost of sales of Flavors in the third quarter of 1996, prior to the Flavors Acquisition, was $14.3. The decrease was due to the lower sales volume and lower raw material costs. As a percentage of net sales, the Company's cost of sales was 52.1% in 1997 and Flavors' cost of sales, prior to the Flavors Acquisition, was 57.0% in 1996. This decrease was due to the lower raw material costs in 1997.

     SG&A expenses were $2.4 in the third quarter of 1997. The 1997 expenses reflect SG&A expenses of the business of Flavors and ongoing corporate costs, partially offset by income recognized on the Company's overfunded pension plan. SG&A expenses of the Company in 1996 reflect income recognized on the Company's overfunded pension plan partially offset by ongoing corporate costs.

     Interest expense, net was $1.6 in the third quarter of 1997 which primarily relates to the debt assumed in connection with the Flavors Acquisition. Interest income of $3.3 in 1996 primarily reflects interest income on the cash proceeds received from the Aerospace Sale.

     The provision for income taxes as a percentage of earnings before income taxes was 12.9% in 1997. The tax provision in the third quarter of 1997 reflects a benefit of approximately 27% of

                             M & F WORLDWIDE CORP.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN MILLIONS)

income from continuing operations before taxes relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

Nine month period ended Sept. 28, 1997 compared with the nine month period ended Sept. 30, 1996

    Net sales were $75.1 for the nine months ended September 28, 1997. Net sales of Flavors prior to the Flavors Acquisition, were $77.7 for the nine months ended September 29, 1996. The decrease of $2.6 was due to lower sales of licorice products to the Company's chewing tobacco customers and lower sales of non licorice flavors partially offset by increased sales of licorice products to the Company's cigarette customers.

    Cost of sales were $40.6 for the nine months ended September 28, 1997. Cost of sales of Flavors in the nine month period ended September 29, 1996, prior to the Flavors Acquisition, was $43.6. The decrease was primarily due to the lower sales volume and lower material costs partially offset by purchase price accounting amortization and depreciation of $1.3 in 1997. As a percentage of net sales, the Company's cost of sales was 54.1% in 1997 and Flavor's cost of sales, prior to the Flavors Acquisition, was 56.1% in 1996.

    SG&A expenses were $7.3 for the nine months ended September 28, 1997. The 1997 expenses reflect SG&A expenses of the business of Flavors and ongoing corporate costs partially offset by income recognized on the Company's overfunded pension plan. SG&A expenses of the Company in 1996 reflect income recognized on the Company's overfunded pension plan partially offset by ongoing corporate costs.

    Interest expense, net was $5.1 for the nine months ended September 28, 1997 which primarily relates to the debt assumed in connection with the Flavors Acquisition. Interest income of $5.5 in 1996 primarily reflects interest income on the cash proceeds received from the Aerospace Sale.

    The provision for income taxes as a percentage of earnings before income taxes was 13.2% in 1997. The tax provision for the nine months ended September 28, 1997 reflects a benefit of approximately 26% of income from continuing operations before taxes relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $20.5 and $4.3 (excluding the net increase in trading securities in 1996 primarily from the sale of a discontinued business) for the nine months ended September 28, 1997 and September 30, 1996, respectively. The increase in cash flow

                             M & F WORLDWIDE CORP.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN MILLIONS)

from operating activities primarily reflects operating cash flows of the Flavors business acquired in November 1996.

    The Company's working capital requirements, especially for accounts receivable and inventory, are affected by customer demand, by current and prospective supplies of raw materials and raw material prices. Management believes the current inventory of $46.9 is adequate to meet customer requirements. Inventory levels may fluctuate in the future as the Company takes advantage of opportunities to purchase quality raw materials at favorable prices while maintaining its policy of purchasing licorice root from all available sources to maintain relationships with its suppliers. Capital expenditures for the nine month period ended September 28, 1997 were $1.8.

    On October 17, 1997, Pneumo Abex informed the trustee of the 11 7/8% Senior Subordinated Notes due 2002 that it will call the $85.0 principal amount of the Notes for redemption on November 15, 1997. On September 30, 1997, Pneumo Abex signed a commitment letter whereby a group of banks will provide a new revolving credit facility of $120.0. Pneumo Abex anticpates using cash and a portion of the proceeds from the Revolving Credit Facility to finance the principal amount of the Notes, together with a call premium of approximately $5.0. The Revolving Credit Facility which expires on November 15, 2002, will be unsecured, will have no mandatory prepayments and will have interest rates at less than one percent over LIBOR. The Revolving Credit Facility contains various restrictive covenants which limit, among other things, Pneumo Abex's ability to incur debt and pay dividends. Management believes that the remaining availability under the Revolving Credit Facility will be sufficient to meet the Company's working capital, capital expenditure and debt service needs for the next twelve months. Currently Pneumo Abex has a senior credit agreement (the "Senior Credit"), as amended, whereby Pneumo Abex may borrow up to $12.5 under a revolving credit facility. At September 28, 1997, there were no borrowings under the facility and approximately $4.8 of this facility had been reserved to support lender guarantees for outstanding letters of credit. Upon signing of the Revolving Credit Facility in early November, the Senior Credit will be terminated. The Company's French subsidiary has agreements with two local banks whereby it may borrow up to fourteen million French francs (approximately $2.3) for working capital. At September 28, 1997, approximately $0.3 was outstanding.

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


                                     M & F WORLDWIDE CORP.
                                       (Registrant)

Date:  November 3, 1997              By: /s/Irwin Engelman
                                         -----------------------
                                         Irwin Engelman
                                         Executive Vice President and
                                         Chief Financial Officer

Date:  November 3, 1997              By: /s/ Laurence Winoker
                                         ------------------------
                                         Laurence Winoker
                                         Vice President and Controller
                                         (Principal Accounting Officer)