Form 10-K
period 1997-12-31
M & F WORLDWIDE CORP
filed 1998-03-26
CIK 945235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

Commission File Number  1-13780

                              M&F WORLDWIDE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                          02-0423416
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


  35 EAST 62ND STREET, NEW YORK, N.Y.                       10021
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 212-572-8600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------            ----------------------------------------
Common Stock, par value $.01 per share        New York Stock Exchange, Inc.

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 9, 1998 was $119,842,160.

      The number of shares of Common Stock outstanding as of March 9, 1998 were 20,656,502.

                      Documents incorporated by reference

      Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1998, are incorporated herein by reference into Part III.

                                     PART I
ITEM 1. BUSINESS

GENERAL

      M&F Worldwide Corp. ("M&F Worldwide" or the "Company") formerly Power Control Technologies, Inc. was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

      M&F Worldwide has been a public company since June 15, 1995 when shares of its common stock, par value $.01 per share (the "M&F Worldwide Common Stock"), were publicly distributed (the "M&F Worldwide Distribution") to existing stockholders of Abex Inc. ("Abex"), M&F Worldwide's former parent, in connection with the merger (the "Abex Merger") of Abex and a wholly-owned subsidiary of Mafco Holdings Inc. ("Holdings") and the related transfer (the "Transfer") to a subsidiary of Mafco Consolidated Group Inc. ("MCG") of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), which continued to be owned by M&F Worldwide. On July 16, 1992, Abex was spun off (the "Abex Distribution") from the Henley Group Inc. ("Henley Group"). Following the Abex Distribution and prior to the M&F Worldwide Distribution, Abex, through M&F Worldwide, sold three of its five operating divisions and combined the two others to form Aerospace. Prior to July 16, 1992, M&F Worldwide was an indirect wholly-owned subsidiary of Henley Group.

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

      On November 25, 1996, Mafco and M&F Worldwide consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, by and among MCG, M&F Worldwide and PCT International Holdings Inc. ("Purchaser"), a Delaware corporation and wholly-owned subsidiary of M&F Worldwide. Pursuant to the Purchase Agreement, Purchaser acquired from MCG (the "Flavors Acquisition"), all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors"), a Delaware corporation and wholly-owned subsidiary of MCG, and 23,156,502 Value Support Rights (each a "VSR" and, collectively, the "VSRs") issued pursuant to a Value Support Rights Agreement (the "VSR Agreement"), dated November 25, 1996 between MCG and American Stock Transfer & Trust Company, as trustee.

      In consideration for the Shares and VSRs, Purchaser paid MCG cash in the amount of $180 million. In addition, Purchaser paid MCG deferred cash payments of $3.7 million on June 30, 1997 and $3.5 million on January 2, 1998. MCG owns approximately 30% of the outstanding shares of M&F Worldwide Common Stock and all of the convertible redeemable preferred stock which has an aggregate liquidation preference of $20.0 million.

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

PRODUCTS AND MANUFACTURING

      Licorice extract products. The Company produces a variety of licorice products from licorice root, licorice extract produced by others and certain other flavor ingredients at its facilities in Camden, New Jersey and Gardanne, France. The Company selects licorice root from various sources to optimize flavoring and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semifluid or blocks, depending on the customer's requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with licorice extracts from other producers and non-licorice ingredients to produce licorice flavors that meet the individual customer's requirements. Licorice extract can be further purified to produce licorice derivatives. The Company maintains finished goods inventories of sufficient quantity to provide immediate delivery to its domestic tobacco and non-tobacco customers. Domestically produced licorice extract for foreign orders is either produced and shipped within 30 days or shipped from inventory held at a European warehouse immediately. French produced extract is primarily shipped from inventory.

      Other products. The Company also sells non-licorice flavoring agents to the tobacco, spice, pharmaceutical and health food industries. The Company cleans, grinds or cuts unprocessed spices and botanicals, principally chilies, sage, cassia (cinnamon) and cocoa bean shells to customer specifications.

RAW MATERIALS

      Licorice extract is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant's roots, which can be up to several inches thick and up to 25 feet long are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, the Company acquires the root in local markets for shipment to the Company's processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by the Company originates in Afghanistan, China, Pakistan, Azerbaijan, Uzbekistan, Turkmenistan, Syria and Turkey. Through many years of experience, the Company has developed extensive knowledge and relationships with their suppliers in these areas. Although the amount of licorice root the Company purchases from any individual source or country varies from year to year depending on cost and quality, the Company endeavors to purchase some licorice root from all available sources. This enables the Company to maintain multiple sources of supply and relationships with many suppliers so that if the licorice root from any one source becomes temporarily unavailable or uneconomic, the Company will be able to replace that source with licorice root from another area or supplier. During 1997, two suppliers of root, one in Germany and one in Pakistan, supplied 14% and 24%, respectively of the Company's total root purchases. The Company tries to maintain a sufficient licorice root inventory and open purchase contracts to meet production needs for up to two years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore the Company has experienced little, if any, material spoilage. The Company has been able to obtain licorice root without interruption since World War II even though there has been periodic instability in the areas of the world where licorice root grows.

      In addition to licorice root, the Company also purchases significant quantities of licorice extract produced by others for use as a raw material. These licorice extracts are available from producers primarily in China in quantities sufficient to meet the Company's current requirements and anticipated requirements for the foreseeable future. During 1997, the Company had two licorice suppliers of licorice extracts who supplied more than 10% of total licorice extract purchases.

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

      In 1997, Pneumo Abex's ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 58% of the Company's net revenues and one customer, Philip Morris Companies Inc. ("Philip Morris") accounted for approximately 30% of the Company's 1997 sales. If Philip Morris were to stop purchasing licorice extract from the Company, it would have a significant adverse effect on the financial results of the Company.

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

      During the period 1993-1997, U.S. cigarette consumption declined at an average of 1.0% per year and exports of cigarettes by U.S. manufacturers increased at an average rate of 0.9% per year. Prior to 1997 exports of cigarettes increased at an average rate of 4.3% per year. In 1997 exports of cigarettes decreased as compared to 1996 by approximately 8.8%. The growth of U.S. cigarette exports prior to 1997 was due to successful marketing of U.S. cigarette brands by U.S. tobacco manufacturers, the increasing popularity of the lighter flavor of American blend cigarettes, particularly in Europe and Asia and reduced trade barriers that had previously limited imports of cigarettes manufactured by U.S. manufacturers. The decrease in exports in 1997 is due to increased foreign manufacturing capacity by U.S. tobacco companies, inventory adjustments and the timing of export shipments. In response to the growing popularity of American blend cigarettes and increased exports by U.S. manufacturers, foreign manufacturers are now producing American blend cigarettes.

      Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. U.S. production of chewing tobacco products has steadily declined for more than a decade and from 1993 through 1997 it has declined by 2.8%. Consumption has declined because chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970s and has increased 2.9% from 1993 through 1997 due to the shift away from cigarettes and other types of smoking tobacco.

      Health Regulations. Federal law has required health warnings on cigarettes since 1965 and has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products, together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would have (i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shifted regulatory control of tobacco products and advertisements from the Federal Trade Commission (the "FTC") to the U.S. Food and Drug Administration (the "FDA"); (v) increased tobacco excise taxes; and (vi) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date only excise tax increases on tobacco products starting in the year 2000, in varying amounts, have been passed by Congress. Future enactment of such proposals or similar bills may have an adverse effect on the sales or operations of the Company. In addition, various federal agencies, including the FDA, have recently proposed to regulate the tobacco industry.

      As a result primarily of lawsuits brought by a large number of state Attorneys General against certain tobacco companies and others seeking to recover, among other things, health care cost reimbursement, five tobacco manufacturers agreed on June 20, 1997 to support the adoption by Congress of a proposed resolution (the "Proposed Resolution") that calls for significant regulation of tobacco products and the payment of $368.5 billion over the first 25 years. As a result, a number of bills have been introduced in Congress that would result in significant regulation of tobacco. Although it is not possible to predict whether and when any such legislation will be enacted into law, its enactment may fundamentally alter the way in which tobacco companies conduct business in this country.

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

      Massachusetts recently enacted legislation requiring manufacturers of cigarettes, chewing tobacco and snuff to provide the state annually with a list of the additives (in descending order of weight) and the nicotine yield ratings of each brand they produce, which information will, subject to certain conditions, be made publicly available. In response to challenges to the law brought by a number of tobacco manufacturers in December 1997, the United States District Court for the District of Massachusetts preliminarily enjoined the additive disclosure requirement. The nicotine yield rating reporting requirement was unaffected by this decision.

      As a producer of food-grade products, the Company's business is subject to certain FDA and New Jersey Department of Health Regulations. Compliance with these regulations has not had a material effect on the Company's business.

      Tobacco Industry Litigation. The cigarette and smokeless tobacco industries have experienced and are experiencing significant health-related litigation involving tobacco and health issues. Litigation against the cigarette industry has historically been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cipollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry have been generally unsuccessful; however on August 9, 1996, a Florida jury in Carter v. Brown & Williamson Tobacco Corporation determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective, awarding the plaintiffs a total of $750,000 in compensatory damages. The verdict is on appeal.

      Current tobacco litigation generally falls within one of three categories: class actions, individual actions and actions brought by individual states or localities, unions and others, to recover health care costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are vigorously defending these actions. During 1997, the health care cost reimbursement actions brought by state Attorneys General in Mississippi, Florida and Texas were settled for significant amounts in the billions of dollars for the first 25 years. On June 20, 1997, five tobacco companies entered into a Proposed Resolution that contains provisions that, if enacted by Congress, would significantly impact tobacco litigation. The Proposed Resolution requires that the payment of $368.5 billion dollars over the first 25 years and would, in effect, limit litigation to individual actions for compensatory damages. As discussed above, several bills purporting to implement some or all of the provisions of the Proposed Resolution have been introduced in Congress.

      In May 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et. al. reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano have been filed in a number of states. To date, a number of pending class actions against major cigarette manufacturers have been certified. One class action that had been pending in Florida was settled in 1997 for several hundred million dollars. The class was composed of flight attendants allegedly injured through exposure to secondhand smoke.

      There can be no assurance that there will not be an increase in health-related litigation involving tobacco and health issues against the cigarette industry or that the Company, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on the Company.

      Excise Taxes. The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state and local excise taxes for many years. In recent years, federal, state and local governments have increased or proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. The Company is unable to predict the likelihood of enactment of such proposals or the extent to which enactment of such proposals would effect tobacco sales. A significant reduction in consumption of cigarettes and other tobacco products could have a material adverse effect on the Company.

SEASONALITY

      The licorice business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first seven months of the year.

BACKLOG

      The backlog of the Company at any time is generally not significant. Domestic and foreign tobacco orders are received quarterly, monthly or weekly depending upon customer requirements. Certain confectionery customers negotiate annual contracts which were not significant at December 31, 1997.

EMPLOYEES

      At December 31, 1997, the Company has approximately 321 employees. The Company has 151 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 2001. Management believes that its employee relations are good.

CORPORATE INDEMNIFICATION MATTERS

   The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In connection with the Abex Merger, a subsidiary of Abex, M&F Worldwide, Pneumo Abex and certain other subsidiaries of M&F Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to Aerospace, were transferred to a subsidiary of MCG, with the remainder being retained by Pneumo Abex. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

   The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or M&F Worldwide or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers.

   Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to 30 other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, Whitman Corporation ("Whitman") has retained ultimate responsibility for all asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary of Cooper Industries, Inc. assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Pneumo Abex maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. Pursuant to court rulings and interim agreements reached with certain insurance carriers, insurers are reimbursing approximately 90% of the aggregate defense and settlement costs associated with such claims, and Pneumo Abex continues to seek recovery of the remaining amount of unreimbursed costs from its carriers in an ongoing insurance coverage litigation commenced in 1982. As of December 31, 1997, there was approximately 34,000 pending claims, and MCG has approximately $9.2 million in unreimbursed costs pending receipt from the insurance carrier or Whitman. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

   The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Abex's former operations to the extent not paid by third party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business which were sold to Parker Hannifin in April 1996. Accordingly, environmental liabilities arising after the 1988 Whitman acquisition that relate to Pneumo Abex's former Aerospace facilities will be the responsibility of Pneumo Abex. Whitman is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from Whitman, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. Whitman is generally discharging its environmental indemnification liabilities in the ordinary course. In addition to the remedial actions as to which Whitman has acknowledged its indemnification responsibilities, Pneumo Abex is party to a number of cases involving tort claims concerning an environmental site alleging exposure to lead for which Whitman has declined to accept responsibility. MCG is managing these cases on behalf of Pneumo Abex, and MCG and Whitman are currently sharing equally the defense costs for such cases, subject to a reservation of their respective rights.

   It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the Whitman indemnity due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations of their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost to all parties of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties could exceed $150 million, including approximately $20 million in remedial action costs, as estimated by the U.S. Environmental Protection Agency, in respect of one site actively managed and funded by Whitman.

   On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. The cost of the letters of credit are being funded by MCG and/or Whitman. Pneumo Abex had $20.0 million and $20.8 million of letters of credit outstanding at December 31, 1997 and 1996, respectively, in connection with the Reimbursement Agreement.

   The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial position to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of indemnitors failing to satisfy their obligations is remote.

   The Transfer Agreement also provides for certain funding indemnification and cooperation arrangements among Pneumo Abex, M&F Worldwide and a subsidiary of MCG in respect of certain liabilities which may arise under the Employee Retirement Security Act of 1974 relating to the sale of Pneumo Abex's friction products division in 1994.

   In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. PROPERTIES

   THE COMPANY'S PRINCIPAL PROPERTIES ARE AS FOLLOWS:

                                                                    OWNED       APPROXIMATE
                                                                    OR          FLOOR SPACE
LOCATION                USE                                         LEASED      (SQUARE FEET)
--------                ---                                         ------      -------------
Camden, New Jersey      Licorice manufacturing, warehousing         Owned           390,000
                        and administration
Camden, New Jersey      Warehousing                                 Leased(a)       140,000
Pennsauken, New Jersey  Warehousing                                 Leased(b)        40,000
Gardanne, France        Licorice manufacturing and administration   Owned            48,900
Richmond, Virginia      Manufacturing and warehousing               Owned            45,000
                        for non-licorice products
Richmond, Virginia      Manufacturing and administration            Leased(c)        65,000
                        for non-licorice products

----------------------
(a)   Lease expires on March 31, 1998 (not renewed).
(b)   Lease expires on June 18, 2003.
(c)   Lease expires on October 30, 2001.

   The Company believes that its facilities are well-maintained and are in substantial compliance with environmental laws and regulations.

ITEM 3. LEGAL PROCEEDINGS

   Various legal proceedings, claims and investigations are pending against M&F Worldwide and Pneumo Abex, including those relating to commercial transactions, product liability, safety and health matters and other matters. M&F Worldwide and Pneumo Abex are involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In addition, the U.S. Government has asserted claims of defective pricing relating to certain contracts of the former Aerospace operations.

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

      See Item 1.  Business - The Tobacco Industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The M&F Worldwide Common Stock is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol MFW. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the M&F Worldwide Common Stock on the NYSE based on published financial sources.

                                                HIGH        LOW
      CALENDAR 1996
            First Quarter                        $9 1/2      $7 3/4
            Second Quarter                        9 1/2       8 3/4
            Third Quarter                         9           7 1/2
            Fourth Quarter                        8 1/2       7 1/2
      CALENDAR 1997
            First Quarter                         8           7 1/4
            Second Quarter                        8 15/16     7 1/4
            Third Quarter                         9 3/4       8 1/2
            Fourth Quarter                       10 3/8       9 3/8

      The number of holders of record of the M&F Worldwide Common Stock as of March 7, 1998 was approximately 6,691.

      M&F Worldwide has not paid any cash dividends on the M&F Worldwide Common Stock to date. M&F Worldwide does not currently intend to pay regular cash dividends on the M&F Worldwide Common Stock. M&F Worldwide's dividend policy will be reviewed from time to time by the Board of Directors in light of M&F Worldwide's results of operations and financial position and such other business considerations as the Board of Directors considers relevant. The ability of Pneumo Abex to pay dividends is limited by its credit agreement, which in turn may limit the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Notes to Consolidated Financial Statements.

      In order to protect the availability of the Company's net operating loss carryforwards, the M&F Worldwide charter prohibits, subject to certain exceptions, transfers of M&F Worldwide Common Stock, until such date as fixed by the Board of Directors of M&F Worldwide, to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding M&F Worldwide Common Stock. The Company has been advised by counsel that the transfer restriction in the M&F Worldwide charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

      On December 31, 1996, the Company distributed to its stockholders the VSRs received as part of the Flavors Acquisition. MCG called the VSRs in January 1998 for $0.56 per VSR.

ITEM 6. SELECTED FINANCIAL DATA

      M&F Worldwide is the successor to Abex for financial reporting purposes as a result of the Transfer, the Abex Merger and the M&F Worldwide Distribution, which occurred on June 15, 1995. Accordingly, financial information presented for periods prior to June 15, 1995 represent Abex's results. The following table sets forth selected historical financial data of Abex and M&F Worldwide. Accordingly, the Abex consolidated financial statements may not necessarily reflect the results of operations or financial position had Abex been a separate stand-alone entity. Abex's industrial products and aerospace businesses have been classified as discontinued operations in the statements of operations data. See the Notes to Consolidated Financial Statements for a discussion of the Company's formation and the basis of presentation.

      The table below reflects financial data for each of the years in the five-year period ended December 31, 1997. The selected historical financial information for each of the years in the two-year period ended December 31, 1994 has been derived from the audited consolidated financial statements of Abex, while information for the years 1995, 1996 and 1997, have been derived from the audited consolidated financial statements of M&F Worldwide.

      The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of M&F Worldwide included elsewhere in this Annual Report on Form 10-K.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                 1997     1996      1995       1994       1993
                                                 ----     ----      ----       ----       ----
                                                 (Dollars  in  millions,  except  per share data)

STATEMENT OF OPERATIONS DATA:
Net sales (a) ..............................   $100.4   $   9.5     $ --      $   --      $   --
Income (loss) from continuing operations (b)     22.5      10.4     (4.0)      (30.1)      (39.4)
Income (loss) per common share from
   continuing operations (c):
    Basic ..................................      1.01      .43     (.24)      (1.52)      (1.99)
    Diluted ................................       .96      .43     (.24)      (1.52)      (1.99)

BALANCE SHEET DATA (AT PERIOD END):
Total assets (d) ...........................    $313.1  $ 318.1    $51.3      $336.8      $302.2
Long-term debt (including current portion
   and short-term borrowings) (e) ..........      77.6    100.1       --        31.1       112.8
Redeemable preferred stock (f) .............      20.0     20.0     20.0          --          --
Total stockholders' equity (deficit) (g) ...     185.6    166.0     22.5       102.2       (29.2)

---------------
(a) Reflects sales of Flavors since its acquisition on November 25, 1996. Sales of the Company's Aerospace and industrial products businesses are included in discontinued operations through their respective dates of sale.

(b) Includes the results of Flavors, since its acquisition on November 25, 1996. Prior to the Abex Merger and the Transfer, results from continuing operations reflects costs associated with the former corporate office of Abex.

(c) In 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), the effect of which was to restate 1996 income per common share from continuing operations. For further discussion of earnings per share and the impact of SFAS 128, see the notes to the consolidated financial statements beginning on page F-8.

(d) The decrease from 1994 to 1995 was primarily the result of the Transfer. The increase from 1995 to 1996 primarily reflects the Flavors Acquisition funded with proceeds from the Aerospace Sale.

(e) Decrease in long-term debt from 1993 to 1995 was primarily related to the paydown of debt as well as the sale of certain business segments. The increase in long-term debt from 1995 to 1996 was primarily the result of the Flavors Acquisition.

(f) Reflects the issuance of redeemable convertible preferred stock in connection with the Abex Merger and Transfer.

(g) Stockholders' equity (deficit) includes the extraordinary gain of $94.0 in 1993 reflecting an adjustment to the Company's reserves for indemnification under its tax sharing agreements, the gain recorded in 1994 on the sale of the industrial products business of $128.4 and the gain of $153.7 in 1996 on the sale of the Aerospace business partially offset by the VSR distribution of $23.2 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

GENERAL

      As a result of the sale of the Company's Aerospace business in 1996, the Company has classified those operations as discontinued in the consolidated financial statements. Accordingly, the results of operations below do not reflect the sales, cost of sales or selling, general and administration expenses ("SG&A") from the discontinued Aerospace business for the years presented.

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

RESULTS OF OPERATIONS

      During 1993, Mafco Worldwide's largest customer substantially reduced the price of its premium brand cigarettes in order to regain market share which had been lost to generic or "no frills" type cigarettes. The generic cigarettes sold at a discount to premium brands and had captured a substantial share of the U.S. cigarette market. In addition, cigarette inventories at distributors were reduced by abandoning the practice of loading distributors with cigarettes at the end of each quarter. As a result of these actions, Mafco Worldwide sold less licorice extract to the cigarette industry in 1993 than in previous years. In 1994, Mafco Worldwide's sales volume to the cigarette industry increased as production volumes in the cigarette industry returned to pre-1993 levels. This trend has continued since 1994.

Actual year ended December 31, 1997 compared to pro forma year ended December 31, 1996

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                              1997           1996
                                                              ----           ----
                                                          (in millions)  (in millions)

     Net sales ...........................................   $ 100.4       $ 103.4
     Cost of sales .......................................      54.0          57.3
                                                             -------       -------
     Gross profit ........................................      46.4          46.1
     Selling, general and administrative expenses ........       9.9           8.5
     Amortization of intangibles .........................       4.3           4.3
     Other, net...........................................      (0.3)         (0.3)
                                                             -------       -------
     Operating income ....................................      32.5          33.6
     Interest expense ....................................       7.1           9.9
     Interest, investment and other income, net ..........      (0.5)         (0.5)
                                                             -------       -------
     Income from continuing operations before income taxes      25.9          24.2
     Provision for income taxes ..........................       3.4           3.3
                                                             -------       -------
     Income from continuing operations ...................   $  22.5       $  20.9
                                                             =======       =======

      Net sales in 1997 were $100.4 million and $103.4 million on a pro forma basis in 1996. U.S. sales decreased $4.1 million in 1997 to $58.0 million. The decrease resulted from lower licorice shipment volume to the Company's smokeless tobacco customers and lower sales volume of non licorice products. Foreign and export sales in 1997 increased by $1.1 million to $42.4 million in 1997. The increase was due primarily to increased shipment volume.

      Cost of sales were $54.0 million in 1997 as compared to $57.3 million on a pro forma basis in 1996. The decrease of $3.3 million was due to lower material costs and a reduction in the amortization of the purchase accounting adjustments related to inventory. As a percentage of net sales, cost of sales decreased to 53.8% in 1997 from 55.4% on a pro forma basis in 1996.

      SG&A expenses were $9.9 million in 1997 and $8.5 million on a pro forma basis in 1996. The increase of $1.4 million was primarily due to higher compensation, professional service and corporate costs in 1997 and income recognized in 1996 on a bad debt recovery.

      Interest expense was $7.1 million in 1997 and was $9.9 million on a pro forma basis in 1996, a decrease of $2.8 million due to lower debt outstanding at lower average interest rates in 1997.

      The provision for income taxes was $3.4 million in 1997 and was $3.3 million on a pro forma basis in 1996. The increase relates to state and foreign taxes.

Year ended December 31, 1997 compared to the year ended December 31, 1996

      Net sales were $100.4 million and $9.5 million for the year ended December 31, 1997 and 1996, respectively. Net sales in 1996 reflects the business of Flavors since the Flavors Acquisition on November 25, 1996, whereas 1997 reflects an entire year's results.

      Cost of sales were $54.0 million and $6.6 million for the year ended December 31, 1997 and 1996, respectively. Cost of sales in 1996 reflects the business of Flavors since the Flavors Acquisition on November 25, 1996, including one month's amortization of the purchase accounting write-up related to inventory of $1.3 million and depreciation expense on property, plant and equipment, whereas 1997 reflects an entire year's results.

      SG&A expenses (income) were $9.9 million and $(0.1) million for the years ended December 31, 1997 and 1996, respectively. The 1996 income primarily reflects on-going corporate costs and SG&A expenses of Flavors since the Flavors Acquisition on November 25, 1996, offset by income recognized on the Company's overfunded pension plan, whereas 1997 reflects an entire year's results.

      Amortization of intangibles was $4.3 million and $0.4 million for the years ended December 31, 1997 and 1996, respectively. Amortization of intangibles in 1996 reflects expense since the Flavors Acquisition, whereas 1997 reflects an entire year's results.

      Interest expense was $7.1 million and $0.9 million for the years ended December 31, 1997 and 1996, respectively. The 1996 expense reflects interest expense on the debt of Pneumo Abex since the Flavors Acquisition on November 25, 1996, whereas 1997 reflects an entire year's results.

      Interest, investment and other income, net was $0.5 million and $8.9 million for the years ended December 31, 1997 and 1996, respectively. Interest, investment and other income, net in 1997 primarily relates to interest income on cash and cash equivalents. Interest, investment and other income, net in 1996 primarily reflects income on the proceeds from the Aerospace Sale which were invested in cash equivalents and marketable securities pending its use to finance the Flavors Acquisition.

      The Company recorded a tax provision from continuing operations of $3.4 million (an effective rate of 13.1%) and $0.2 million (an effective rate of 1.9%) for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, the effective tax rate differs from the statutory tax rate primarily due to the reduction of the valuation allowance which represents a portion of the Company's net operating losses which are expected to be utilized. For the year ended December 31, 1996, the effective tax rate differs from the statutory tax rate primarily due to the benefit realized on the tax loss associated with discontinued operations as well as a reduction of the valuation allowance which represents a portion of the Company's net operating losses which are expected to be utilized. Based upon the combined results of operations of Mafco Worldwide and the Company over the last several years and taking into consideration the current operating environment of the tobacco industry, the Company believes that is more likely than not that these tax benefits will be realized. However, realization of the net deferred tax assets and future reversals of the valuation allowance will depend on future earnings and accordingly the valuation allowance will be evaluated on a periodic basis.

      Income from discontinued operations of Aerospace for the year ended December 31, 1996 was $4.4 million representing the results of Aerospace through April 15, 1996, the date of sale.

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

      SG&A expenses (income) were $(0.1) million and $10.5 million for the years ended December 31, 1996 and 1995, respectively. The 1996 income primarily reflects on-going corporate costs and SG&A expenses of Flavors since the Flavors Acquisition on November 25, 1996, including one month's amortization of the purchase accounting adjustments related to intangibles offset by income recognized on the Company's overfunded pension plan. The 1995 expenses primarily related to costs associated with the former office of Abex before the Transfer and Abex Merger and on-going corporate costs of the Company after the Transfer and Abex Merger, partially offset by income recognized on the Company's overfunded pension plan.

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

      The Company recorded a tax provision from continuing operations of $0.2 million (an effective rate of 1.9%) and $0.0 for the years ended December 31, 1996 and 1995, respectively. For the year ended December 31, 1996, the effective tax rate differs from the statutory tax rate primarily due to the benefit realized on the tax loss associated with discontinued operations as well as a reduction of the valuation allowance which represents a portion of the Company's net operating losses which are expected to be utilized. Based upon the combined results of operations of Mafco Worldwide and the Company over the last several years and taking into consideration the current operating environment of the tobacco industry, the Company believes that is more likely than not that these tax benefits will be realized. However, realization of the net deferred tax assets and future reversals of the valuation allowance will depend on future earnings and accordingly the valuation allowance will be evaluated on a periodic basis.

      Income from discontinued operations of Aerospace was $4.4 million and $16.9 million for the years ended December 31, 1996 and 1995, respectively. The 1996 period represents the results of Aerospace through April 15, 1996, the date of sale while the 1995 period represents Aerospace for the full period.

      The Company recorded a net gain of $153.7 million related to the Aerospace Sale in the year ended December 31, 1996. There were no income taxes provided in connection with the sale as the tax bases of the assets and liabilities sold exceeded the net proceeds and resulted in a tax loss.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's net cash flows provided by (used in) operating activities were $25.3 million, $8.2 million and ($16.8) million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash provided by operating activities during 1997 was primarily from net income. Cash provided by operating activities during 1996 primarily reflects interest and investment income and operating cash flows of Flavors since the Flavors Acquisition. Operating cash used during 1995 reflects payment of corporate expenses related to the former corporate office of Abex as well as payments with respect to non-operating liabilities of Abex prior to the Abex Merger and the Transfer.

      Cash flows used in investing activities during 1997 consisted of capital expenditures of $2.3 million, and $1.9 million for a 50% equity investment in a Peoples' Republic of China ("PRC") company and the purchase of a U.S. company which owns a PRC company. Cash flows provided by investing activities during 1996 consisted primarily of the proceeds from the sale of Aerospace partially offset by the cash used in the Flavors Acquisition. In 1995, cash flows used in investing activities was $181.2 million, which reflects cash transferred in the Abex Merger. Capital expenditures by the Company during 1996 since the Flavors Acquisition were $0.2 million. On a pro forma basis, assuming the Flavors Acquisition had occurred on January 1, 1995, capital expenditures would have been $1.9 million and $2.3 million in 1996 and 1995, respectively. While the Company has not made any significant commitments for capital expenditures, they are planned to be approximately $3.0 million for 1998.

      Cash flows used in financing activities in 1997 primarily reflects the refinancing of the Company's 11 7/8% Senior Subordinated Notes due 2002 in November 1997 with borrowings under a new credit agreement and available cash. Cash flows from financing activities in 1996 and 1995 primarily reflect net repayments of borrowings of $25.1 million and $31.1 million, respectively. In November 1997, the Company entered into a five-year $120.0 million revolving credit facility with a group of banks to finance the redemption of all of its outstanding debt and for its working capital and other general corporate purposes. At December 31, 1997, $76.6 million was borrowed under this facility and $23.5 million was reserved for lender guarantees on outstanding letters of credit. Management believes the remaining availability of approximately $19.9 million under the revolving credit facility and cash generated from operations will be sufficient to meet the Company's needs for working capital, capital expenditures and debt service for the foreseeable future.

IMPACT OF YEAR 2000

      Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      The Company has completed a preliminary assessment and plans to modify or replace portions of the software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is not expected to be significant and will be expensed as incurred. To date, the Company has not incurred significant expenses relating to the year 2000 issue.

      The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. Based on the Company's preliminary assessment, if such modifications and conversions are not made, or are not completed timely, the Company does not believe that the year 2000 issue will have a material impact on the operations of the Company.

      The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

TAX MATTERS

      In connection with the Abex Merger and the Transfer, MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 1997, the Company had available Federal net operating loss carryforwards of approximately $184.7 million, which expire in years 2000 through 2011.

OTHER

   The Company is indemnified by third parties with respect to certain environmental and asbestos matters, as well as certain tax and other matters. The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial position to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of indemnitors failing to satisfy their obligations is remote.

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

      None in 1997.

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

      Prior to the Flavors Acquisition, the Registrant had no operating assets. Its primary assets were short term marketable securities. Substantially all of these securities were used to acquire Flavors. Accordingly, the capital stock of Flavors is currently the Registrant's primary asset. E&Y is also the auditor for MCG.

                                    PART III

      The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1998 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1998.

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

(3)   Exhibits

      EXHIBIT NO.       DESCRIPTION
      -----------       -----------

      2.1 Master Asset Purchase Agreement, dated as of January 15, 1996, as amended, by and among the Company, Pneumo Abex and Parker Hannifin, without exhibits and schedules (incorporated by reference to Exhibit 2.1 to M&F Worldwide's Form 10-K dated December 31, 1995).

      2.2 Closing Agreement, dated as of April 15, 1996, by and among the Company, Pneumo Abex and Parker Hannifin (incorporated by reference to Exhibit 2.2 to M&F Worldwide's Form 8-K dated April 30, 1996).

      2.3 Stock and VSR Purchase Agreement, dated as of October 23, 1996, by and among Mafco, the Company and PCT International Holdings Inc. (incorporated by reference from Exhibit 7 of Mafco's Schedule 13D, dated October 25, 1996, filed with respect to M&F Worldwide).

      3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M&F Worldwide's Form 8-K dated April 30, 1996).

      3.2 By-Laws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to M&F Worldwide's Form 10-K dated December 31, 1995).

      4.1 Form of Indenture, together with form of Senior Subordinated Note (incorporated by reference to Amendment No. 1 to Mafco Worldwide's Registration Statement on Form S-1 (33-48904) (the "1992 S-1")).

      4.2 First Supplemental Indenture, dated as of November 25, 1996, between Pneumo Abex Corporation and First Trust of New York, National Association, pursuant to the Indenture dated as of November 12, 1992 between Mafco Worldwide Corporation and First Trust of New York, National Association (successor to Security Pacific National Trust Company (New York), as trustee).

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

      4.5 Consent Number 5 and First Amendment, dated as of November 11, 1996, to the Credit Agreement dated as of June 29, 1994 among Mafco Worldwide, the Banks (as defined in the Credit Agreement) and The Chase Manhattan Bank, N.A., as agent.

      4.6 Consent Number 6 and Second Amendment, dated as of December 12, 1996, to the Credit Agreement, dated as of June 29, 1994 among Pneumo Abex Corporation, the Banks (as defined in the Credit Agreement) and The Chase Manhattan Bank, as agent.

      4.7 Third Amendment dated as of February 5, 1997, to the Credit Agreement, dated as of June 29, 1994 among Pneumo Abex Corporation, the Banks (as defined in the Credit Agreement and The Chase Manhattan Bank, as agent.

      4.8 Assumption Agreement, dated as of November 25, 1996, made by Pneumo Abex Corporation in favor of the Banks (as defined in the Assumption Agreement and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) as agent.

     10.1 Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit
                        10.1 to PCT's Current Report on Form 8-K dated June 28, 1995).

     10.2 Tax Sharing Agreement between the Company and Mafco (incorporated by reference to Exhibit 10.2 to M&F Worldwide's Form 10-K dated December 31, 1995).

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

      10.6 Reimbursement Agreement, dated as of February 5, 1996, among the Company, Mafco and Chemical Bank (incorporated by reference to Exhibit 10.6 to M&F Worldwide's Form 10-K dated December 31, 1995).

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

      10.13 Form of Reimbursement Agreement between the Company and Holdings (incorporated by reference to Amendment No. 2 to the 1992 S-1).

      10.14 Consent Number 1 and First Amendment, dated as of November 25, 1996, to the Reimbursement Agreement, dated as of February 5, 1996, among Pneumo Abex Corporation (the "Account Party"), Mafco (the "Guarantor") and The Chase Manhattan Bank as issuing bank.

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

      10.17 Tax Sharing Agreement between Mafco Worldwide and Mafco (incorporated by reference to Mafco Worldwide's 1995 Form 10-K).

                        MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

      10.18 M&F Worldwide 1995 Stock Plan (the "1995 Stock Plan") for employees of the Company and employees of affiliated corporations (incorporated by reference to Annex C to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-1 (File No. 33-92186)).

      10.19             Amendment to the 1995 Stock Plan

      10.20 Amendment dated June 15, 1995 to Trust Agreement dated as of July 1, 1992 between Pneumo Abex and Mellon with respect to the 1992 Stock Trust for Former Participants in the 1989 Stock Plan for Executive Employees of the Henley Group and its Subsidiaries (incorporated by reference to Exhibit 10.16 to M&F Worldwide's Form 10-K dated December 31, 1995).

      10.21 Abex Inc. Executive Retirement and Savings Program as amended and restated effective June 15, 1995 (incorporated by reference to Exhibit 10.17 to M&F Worldwide's Form 10-K dated December 31, 1995).

      10.22 Trust Agreement dated July 1, 1992 between MCG Intermediate Holdings Inc. and Mellon, as amended and restated effective as of June 15, 1995 (incorporated by reference to Exhibit 10.18 to M&F Worldwide's Form 10-K dated December 31, 1995).

      10.23 First Amendment, dated November 13, 1995, to Amended and Restated Trust Agreement between MCG Intermediate Holdings Inc. and Mellon (incorporated by reference to Exhibit 10.19 to M&F Worldwide's Form 10-K dated December 31, 1995).

      10.24 Employment agreement, dated January 7,1997, between the Registrant and J. Eric Hanson.

      10.25             The Company's 1997 Stock Option Plan.

      10.26 Tobacco Products Group Performance Bonus Plan (incorporated by reference to Exhibit 10.5 to Mafco's Form 10-Q dated March 31, 1996).

      10.27* Credit Agreement dated as of November 17,, 1997 among Pneumo Abex, the lenders (as defined in the Credit Agreement), Chase Manhattan Bank, Chase Securities Inc., Bank Boston, N.A. and Chase Manhattan Bank Delaware.

      10.28* Contract dated as of May 31, 1997 between Mafco Worldwide and Licorice and Paper Employees Association of Camden, New Jersey AFL-CIO.

      16.1              Letter on change in certifying accountant
                        (incorporated by reference to Exhibit 16.1 of Form 8-K/A of M&F Worldwide filed on December 23, 1996).

      21*               List of subsidiaries

      23.1*             Consent of Ernst & Young LLP

      23.2*             Consent of Arthur Andersen LLP

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

                                    M&F WORLDWIDE CORP.



Dated:  March 25, 1998              By: Theo W. Folz*
                                       ----------------------------------------
                                       Theo W. Folz
                                       Chairman of the Board,
                                       President and Chief Executive Officer


Dated:  March 25, 1998              By:/s/Irwin Engelman
                                       ----------------------------------------
                                       Irwin Engelman
                                       Executive Vice President and
                                       Chief Financial Officer


Dated:  March 25, 1998              By:/s/Laurence Winoker
                                       -----------------------------------------
                                       Laurence Winoker
                                       Vice President and Controller
                                       (Chief Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and of the dates indicated.

      SIGNATURE                 TITLE       DATE
      ---------                 -----       ----

      Ronald O. Perelman *      Director    March 25, 1998
--------------------------------
      Ronald O. Perelman

      Jaymie A. Durnan *        Director    March 25, 1998
--------------------------------
      Jaymie A. Durnan

      Theo W. Folz *            Director    March 25, 1998
--------------------------------
      Theo W. Folz

      Howard Gittis *           Director    March 25, 1998
--------------------------------
      Howard Gittis

      J. Eric Hanson *          Director    March 25, 1998
--------------------------------
      J. Eric Hanson

      Lance A. Liebman *        Director    March 25, 1998
--------------------------------
      Lance A. Liebman

      Paul M. Meister *         Director    March 25, 1998
--------------------------------
      Paul M. Meister

      James G. Roche*           Director    March 25, 1998
--------------------------------
      James G. Roche

      Bruce Slovin *            Director    March 25, 1998
--------------------------------
      Bruce Slovin

* The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.


Dated:  March 25, 1998              By:/s/Joram Salig
                                       ----------------------------------------
                                       Joram Salig
                                       Attorney-in-Fact

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                     ITEM 8, ITEM 14 (A)(1) AND (2) AND (D)
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                         YEAR ENDED DECEMBER 31, 1997



      The following consolidated financial statements of M&F Worldwide are included in Item 8:

      As of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995.
                                                                       Pages
                                                                       -----
Reports of Independent Auditors........................................ F-2

Consolidated Balance Sheets............................................ F-4

Consolidated Statements of Income...................................... F-5

Consolidated Statements of Stockholders' Equity........................ F-6

Consolidated Statements of Cash Flows.................................. F-7

Notes to Consolidated Financial Statements............................. F-8

      The following financial statement schedule of M&F Worldwide is included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant............. F-29


      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                     REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
M&F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M&F Worldwide Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M&F Worldwide Corp. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      Ernst & Young LLP


New York, New York
February 5, 1998

                        REPORT OF INDEPENDENT AUDITORS



To the Shareholders of M&F Worldwide Corp.
(formerly Power Control Technologies, Inc.)

We have audited the consolidated statement of income of M&F Worldwide Corp. (formerly Power Control Technologies, Inc.) and Subsidiaries for the year ended December 31, 1995, and the related consolidated statements of stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of M&F Worldwide Corp. (formerly Power Control Technologies, Inc.) and Subsidiaries for the year ended December 31, 1995, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                      Arthur Andersen LLP



Detroit, Michigan
 March 11, 1996, except for the first
 paragraph of Note 4, as to which the
 date is February 3, 1997.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share data)

                                                                          December 31,
                                                                      ------------------
                                                                        1997       1996
                                                                      --------  --------
           ASSETS
Current assets:
     Cash and cash equivalents                                        $    0.4  $    5.7
     Trade accounts receivable, net                                       10.0      11.3
     Inventories                                                          50.0      46.0
     Prepaid expenses and other                                            1.1       3.3
                                                                      --------  --------
               Total current assets                                       61.5      66.3

Property, plant and equipment, net                                        25.8      26.3
Deferred tax asset, net                                                   38.4      38.4
Intangibles assets related to business acquired, net                     167.6     172.7
Other assets                                                              19.8      14.4
                                                                      --------  --------
Total assets                                                          $  313.1  $  318.1
                                                                      ========  ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short term borrowings                                            $    1.0  $    0.0
     Trade accounts payable                                                5.7       5.2
     Accrued compensation and benefits                                     3.6       3.1
     Taxes payable                                                         2.7       1.4
     Deferred cash payments due to MCG                                     3.5       7.2
     Other accrued expenses                                                6.4       6.8
                                                                      --------  --------
               Total current liabilities                                  22.9      23.7

Long-term debt                                                            76.6     100.1
Other liabilities                                                          8.0       8.3

Redeemable preferred stock                                                20.0      20.0

Commitments and contingencies                                               --        --

Stockholders' equity:
     Common stock, par value $.01;  250,000,000 shares authorized;
          20,656,502 shares issued and outstanding in 1997 and 1996        0.2       0.2
     Additional paid-in capital                                           26.7      26.7
     Retained earnings                                                   160.2     139.3
     Currency translation adjustment                                      (1.5)     (0.2)
                                                                      --------  --------

Total stockholders' equity                                               185.6     166.0
                                                                      --------  --------

Total liabilities and stockholders' equity                            $  313.1  $  318.1
                                                                      ========  ========



                See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                       Consolidated Statements of Income
                  (Dollars in millions, except per share data)

                                                                                     Year Ended December 31,
                                                                                     ------------------------
                                                                                     1997       1996     1995
                                                                                     ----       ----     ----
Net sales                                                                          $ 100.4    $  9.5   $  0.0
Cost of sales                                                                        (54.0)     (6.6)     0.0
                                                                                   -------    ------   ------
          Gross profit                                                                46.4       2.9      0.0

Selling, general and administrative (expenses) income                                 (9.9)      0.1    (10.5)
Amortization of intangibles                                                           (4.3)     (0.4)     --
Other, net                                                                             0.3       --       --
                                                                                   -------    ------   ------
          Operating profit (loss)                                                     32.5       2.6    (10.5)

Interest expense                                                                      (7.1)     (0.9)    (0.4)
Interest, investment and other income, net                                             0.5       8.9      6.9
                                                                                   -------    ------   ------
          Income (loss) from continuing operations before income taxes                25.9      10.6     (4.0)
Provision for income taxes                                                            (3.4)     (0.2)     0.0
                                                                                   -------    ------   ------
          Income (loss) from continuing operations                                    22.5      10.4     (4.0)

Discontinued operations
          Income from operations of discontinued aerospace business, net of tax        --        4.4     16.9
          Gain on sale of discontinued aerospace business                              --      153.7      0.0
                                                                                   -------    ------   ------
Income from discontinued operations, net of taxes                                      --      158.1     16.9

Income before extraordinary loss                                                      22.5     168.5     12.9
Extraordinary loss                                                                     --        --      (1.6)
                                                                                   -------    ------   ------
          Net income                                                                  22.5     168.5     11.3
                                                                                   -------    ------   ------

Preferred stock dividends                                                             (1.6)     (1.6)    (0.9)
                                                                                   -------    ------   ------

          Net income available to common stockholders                              $  20.9    $166.9   $ 10.4
                                                                                   =======    ======   ======

Basic income (loss) per common share:
Continuing operations                                                              $  1.01    $ 0.43  $ (0.24)
Discontinued operations                                                                --       7.64     0.83
                                                                                   -------    ------   ------
                                                                                      1.01      8.07     0.59
Extraordinary loss                                                                    --        --      (0.08)
                                                                                   -------    ------   ------
          Net income                                                               $  1.01    $ 8.07   $ 0.51
                                                                                   =======    ======   ======

Diluted income (loss) per common share:
Continuing operations                                                              $  0.96    $ 0.43   $(0.24)
Discontinued operations                                                               --        7.64     0.83
                                                                                   -------    ------   ------
                                                                                      0.96      8.07     0.59
Extraordinary loss                                                                    --        --      (0.08)
                                                                                   -------    ------   ------
          Net income                                                               $  0.96    $ 8.07   $ 0.51
                                                                                   =======    ======   ======


                See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                             (Dollars in millions)

                                                                                      Retained
                                                                       Additional     Earnings/        Currency
                                                           Common       Paid-in     (Accumulated      Translation
                                                            Stock       Capital       Deficit)         Adjustment           Total
                                                           -------     ----------   -------------    -------------         ------
   Balance, December 31, 1994                               $0.2         $116.8        $(14.8)            $ --             $102.2

      Transfer of assets, liabilities and
           issuance of redeemable preferred stock                         (90.1)                                            (90.1)
      Net income                                                                         11.3                                 11.3
      Preferred stock dividends                                                          (0.9)                                (0.9)
                                                            ----          -----        ------               -----           ------

   Balance, December 31, 1995                                0.2           26.7          (4.4)              --                22.5

      Net income                                                                        168.5                                168.5
      Preferred stock dividends                                                          (1.6)                                (1.6)
      Currency translation adjustment                                                                       (0.2)             (0.2)
      Distribution of VSRs                                                              (23.2)                               (23.2)
                                                            ----          -----        ------               -----           ------

   Balance, December 31, 1996                                0.2           26.7         139.3               (0.2)            166.0

      Net income                                                                         22.5                                 22.5
      Preferred stock dividends                                                          (1.6)                                (1.6)
      Currency translation adjustment                                                                        (1.3)            (1.3)
                                                            ----          -----        ------               -----           ------

   Balance, December 31, 1997                               $0.2          $26.7        $160.2               $(1.5)          $185.6
                                                            ====          =====        ======               =====           ======



                See Notes to Consolidated Financial Statements.

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Dollars in millions)

                                                                                                 Year Ended December 31,
                                                                                         --------------------------------------
                                                                                           1997             1996          1995
                                                                                         -------           ------        ------
Cash flows from operating activities
      Net income                                                                         $  22.5           $168.5        $ 11.3

      Adjustments to reconcile net income to net cash flows provided by operating activities:
           Income from operations of discontinued businesses                                 --              (4.4)        (16.9)
           Gain on sale of discontinued businesses                                           --            (153.7)          --
           Extraordinary loss                                                                --              --             1.6
           Depreciation and amortization                                                     6.7              0.5           1.1
      Changes in assets and liabilities net of assets and liabilities
               Total current assets  transferred, sold or acquired
           Increase in trade accounts receivable                                             0.8              0.9           --
           Decrease in net assets held for sale                                              --               --            5.2
           Increase in inventories                                                          (4.8)            (0.1)          --
           Increase (decrease) in accounts payable and accrued expenses                      0.7              0.9         (25.1)
           Other, net                                                                       (0.6)            (4.4)          6.0
                                                                                         -------           ------        ------
           Cash provided by (used in) operating activities                                  25.3              8.2         (16.8)
                                                                                         -------           ------        ------

Cash flows used in investing activities
      Proceeds from sale of discontinued operations, net                                      --            196.8           --
      Capital expenditures                                                                  (2.3)            (0.2)          --
      Acquisition of Flavors, net of cash acquired                                            --           (178.4)          --
      Transfer of cash in Abex Merger                                                         --              --         (181.2)
      Investment in Peoples' Republic of China companies                                    (1.9)             --            --
                                                                                         -------           ------        ------
           Cash (used in) provided by investing activities                                  (4.2)            18.2        (181.2)
                                                                                         -------           ------        ------

Cash flows used in financing activities
     Repayment of borrowings                                                              (105.6)           (25.1)        (31.1)
     Net short term borrowings                                                               1.0              --            --
     Proceeds from revloving credit facility                                                82.1              7.3           --
     Preferred stock dividends paid                                                         (1.2)            (1.6)         (0.9)

      Deferred cash payment to MCG                                                          (3.7)             --            --
      Other, net                                                                             1.2             (1.3)          --
                                                                                         -------           ------        ------
           Cash used in financing activities                                               (26.2)           (20.7)        (32.0)
                                                                                         -------           ------        ------

Effect of exchange rate on cash                                                             (0.2)             --            --

Net (decrease) increase in cash and cash equivalents                                        (5.3)             5.7        (230.0)
Cash and cash equivalents at beginning of year                                               5.7              --          230.0
                                                                                         -------           ------        ------

Cash and cash equivalents at end of year                                                 $   0.4           $  5.7        $  0.0
                                                                                         =======           ======        ======

Supplemental schedule of cash flow information:
      Interest paid                                                                      $  10.4           $  0.3        $  4.0
      Taxes paid                                                                             1.6              2.7           2.3


                See Notes to Consolidated Financial Statement.

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1. BACKGROUND AND BASIS OF PRESENTATION

      M&F Worldwide Corp. (formerly Power Control Technologies, Inc.) ("M&F Worldwide" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

      M&F Worldwide has been a public company since June 15 1995 when shares of its common stock, par value $.01 per share (the "M&F Worldwide Common Stock"), were publicly distributed (the "M&F Worldwide Distribution") to existing stockholders of Abex Inc. ("Abex"), M&F Worldwide's former parent, in connection with the merger (the "Abex Merger") of Abex and a wholly-owned subsidiary of Mafco Holdings Inc. ("Holdings") and the related transfer (the "Transfer") to subsidiary of Mafco Consolidated Group Inc. ("MCG") of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), which continued to be owned by M&F Worldwide. On July 16, 1992, Abex was spun off (the "Abex Distribution") from the Henley Group Inc. ("Henley Group"). Following the Abex Distribution and prior to the M&F Worldwide Distribution, Abex through M&F Worldwide, sold three of its five operating divisions and combined the two others to form Aerospace. Prior to July 16, 1992, M&F Worldwide was an indirect wholly-owned subsidiary of Henley Group. The assets of Aerospace were subsequently sold (the "Aerospace Sale") in April 1996 (see
Note 4).

      On June 15, 1995, the Company transferred cash and other assets and liabilities to MCG The assets and liabilities transferred were as follows:

            Accounts receivable, net                   $   3.3
            Working capital items, net                     1.6
            Property and equipment, net                   13.9
            Other assets and liabilities, net            (79.3)
            Accounts payable                              (0.2)
            Accrued liabilities                          (52.1)
            Dividend                                     (68.4)
                                                      --------

            Cash transferred                           $(181.2)

      In addition to the transfer of cash and other assets and liabilities, the Company issued $20.0 par value of 8% cumulative, redeemable convertible preferred stock (the "Preferred Stock") to MCG (see Note 9).

      On November 25, 1996, MCG and M&F Worldwide consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, among other things, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors"), a wholly-owned subsidiary of MCG were acquired by the Company (see
Note 3).

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      Flavors produces a variety of licorice products from licorice root, licorice extract produced by others and certain other flavor ingredients at its facilities in Camden, New Jersey and Gardanne, France. Approximately 72% of Flavors' licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes as well as other tobacco products (moist snuff, chewing tobacco and pipe tobacco). While licorice extract represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. Flavors also sells licorice extract to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, Flavors sells licorice root residue as a garden mulch under the name Right Dress. Flavors manufactures and sells other non-licorice products which include natural flavors, spices and botanicals that are used as flavoring ingredients in food and tobacco products.

      For financial reporting purposes, M&F Worldwide is considered the successor to Abex Inc.; therefore, financial information presented for periods prior to June 15, 1995 represent Abex Inc.'s results. The historical financial statements prior to June 15 include in continuing operations expenses related to Abex Inc.'s former corporate office and other income and expenses related to assets and liabilities transferred to MCG. As a result of the Aerospace Sale on April 15, 1996 (see Note 4), the Company has classified the results of the aerospace segment as discontinued operations for all periods presented. From November 25, 1996, the Company's financial statements reflect the operations of Flavors.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The Company accounts for its investments in affiliates on the equity method.

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

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

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

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

      Intangible assets, including goodwill and product formulations, relate to the Flavors Acquisition and are being amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $4.7 and $0.4 at December 31, 1997 and 1996, respectively. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill is to review the carrying value of goodwill if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of goodwill will be reduced to their estimated fair value.

INCOME (LOSS) PER COMMON SHARE:

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts have been restated to conform to SFAS 128 requirements where appropriate (See Note 19).

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

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

PENSION PLANS:

      The Company has pension plans which cover certain current and former employees who meet eligibility requirements. Benefits are based on years of service and, in some cases, the employee's compensation. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act. Plan assets are principally invested in common stocks, mutual funds, fixed income securities and cash equivalents. The Company also maintains a 401(k) plan for its non-union employees. Subsidiaries outside the United States have retirement plans that provide certain payments upon retirement.

RESEARCH AND DEVELOPMENT:

      Research and development expenditures are attributable to Flavors and expensed as incurred. The amounts charged against income were not significant in 1997 and 1996.

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

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


3. FLAVORS ACQUISITION

      On November 25, 1996, MCG and M&F Worldwide consummated the transactions contemplated by the Purchase Agreement, by and among MCG, M&F Worldwide and M&F Worldwide International Holdings Inc. ("Purchaser"), a Delaware corporation and wholly-owned subsidiary of M&F Worldwide. Pursuant to the Purchase Agreement, Purchaser acquired from MCG (the "Flavors Acquisition"), all the shares of Flavors and 23,156,502 Value Support Rights (each a "VSR", and collectively, the "VSRs") issued pursuant to a Value Support Rights Agreement (the "VSR Agreement"), dated November 25, 1996 between MCG and American Stock Transfer & Trust Company, as trustee. On December 31, 1996, the Company distributed to its stockholders the VSRs received as part of the Flavors Acquisition.

      In consideration for the Shares and VSRs, Purchaser paid MCG cash in the amount of $180.0. In addition, Purchaser paid MCG deferred cash payments of $3.7 on June 30, 1997 and $3.5 on January 2, 1998.

      Each of the Purchase Agreement and VSR Agreement were unanimously approved by the Boards of Directors of MCG and M&F Worldwide and, in the case of M&F Worldwide, by a Special Committee of independent directors formed for the purpose of considering the transaction. MCG owns approximately 30% of the outstanding shares of M&F Worldwide Common Stock and all of the Preferred Stock with an aggregate liquidation preference of $20.0 (see Note 9).

      Immediately following the Flavors Acquisition, Mafco Worldwide, a wholly-owned subsidiary of Flavors, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and Pneumo Abex becoming a wholly-owned subsidiary of Flavors.

      The Flavors Acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price to assets and liabilities was based on their respective fair values at November 25, 1996. The purchase price and expenses associated with the acquisition exceeded the fair value of Flavors' net assets by $95.1 and has been assigned to goodwill, which is being amortized over forty years on the straight-line basis. The fair values of the assets and liabilities acquired are summarized below:

            Current assets                             $  63.3
            Noncurrent assets                            260.2
            Current liabilities                          (22.8)
            Noncurrent liabilities                      (111.5)
                                                        ------
                                                        $189.2
                                                        ======

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

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                             FOR THE YEARS ENDED
                                                DECEMBER 31
                                             -------------------
                                              1996        1995
                                             -----       ------
      Net sales                             $103.4      $103.2
      Income from continuing operations       20.9        13.8
      Net income                              20.9        13.8
      Basic income per share                   .93         .59
      Diluted income per share                 .90         .59

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

5. INVENTORIES

      Inventories consisted of the following:

                                                  DECEMBER 31,
                                             --------------------
                                              1997          1996
                                             ------         -----
            Raw materials                    $36.6         $32.2
            Work-in-progress                   0.6           0.4
            Finished goods                    12.8          13.4
                                             -----         -----
                                             $50.0         $46.0
                                             =====         =====

6. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following:

                                                   DECEMBER 31,
                                            --------------------
                                             1997          1996
                                             ----          ----
      Land                                   $ 1.7         $ 1.7
      Buildings                                7.7           7.5
      Machinery and equipment                 18.7          16.9
      Construction-in-progress                 0.1           0.4
                                            ------        ------
                                              28.2          26.5
      Accumulated depreciation                (2.4)         (0.2)
                                            ------        ------
                                             $25.8         $26.3
                                            ======        ======

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      Depreciation expense was $2.3 and $0.2 in 1997 and 1996, respectively.

7. INCOME TAXES

      Information pertaining to the Company's income (loss) from continuing operations before income taxes and the applicable provision for income taxes is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                1997        1996         1995
                                                -----       -----       ------
Income (loss) from continuing operations
  before income taxes:
      Domestic                                  $24.1       $10.2       $(4.0)
      Foreign                                     1.8         0.4           -
                                                -----       -----       ------
                                                $25.9       $10.6       $(4.0)
                                                =====       =====       =====

                                                 1997         1996      1995
                                                 ----         ----      ----
      Provision for income taxes:
      Current:
         Federal                                 $1.0         $ -       $ -
         State and local                          1.0           0.1       -
         Foreign                                  0.7           0.1       -
                                                 ----          ----      ---
                                                  2.7           0.2       -

      Deferred:
         Federal                                 $ -          $ -       $ -
         State and local                          0.4           -         -
         Foreign                                  0.3           -         -
                                                 ----          ----     ---
                                                 $3.4          $0.2      $-
                                                 ====          ====      ==

      The Company did not record a benefit on the losses from continuing operations in 1995 as it was not assured that it would be able to realize benefit for such losses in the future.

      There were no income taxes provided in connection with the Aerospace Sale in 1996 as the tax bases of the assets and liabilities sold exceeded the net proceeds and resulted in a tax loss.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             DECEMBER 31,
                                                         -------------------
                                                          1997        1996
                                                         ------     -------
            Deferred tax assets:
               Inventory                                 $ 0.6      $  -
               Accrued expenses and other liabilities      2.0         2.1
               Debt                                        -           4.6
               Net operating loss carryforwards           64.7        67.9
               Capital loss carryforwards                  7.0         7.0
               Minimum tax carryforward                    0.2         -
                                                         -----       -----
                 Total deferred tax asset                 74.5        81.6
               Valuation allowance                       (29.5)      (38.2)
                                                         -----       -----
                 Total deferred tax asset net of
                   valuation allowance                    45.0        43.4

            Deferred tax liabilities:
               Property, plant and equipment               0.8         0.9
               Pension asset                               5.9         5.1
               Intangibles                                 2.0         0.7
               Other                                       0.2         0.1
                                                        ------      ------
                 Total deferred tax liability              8.9         6.8
                                                        ------      ------
                 Net deferred tax asset                  $36.1       $36.6
                                                         =====       =====

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

      The effective tax rate on income from continuing operations before income taxes varies from the current statutory federal income tax rate as follows:

                                               1997       1996        1995
                                              -----       ----        ----
      Statutory rate                          35.0%       35.0%      (35.0)%
      State and local taxes, net               5.6         0.6         -
      Alternative minimum tax                  0.9         -           -
      Foreign tax in excess of U.S.            1.6         -           -
      (Decrease) increase in valuation
        allowance                            (33.1)       (4.8)       35.0
      Benefit of tax loss - discontinued
        operations                             -         (28.9)        -
      Other                                    3.2         -           -
                                            ------     -------      ------
                                              13.1%        1.9%        -  %
                                            ======      ======      ======

      The Company had available Federal net operating loss carryforwards of approximately $184.7 and $194.0 at December 31, 1997 and 1996, respectively, which expire in the years 2000 through 2011.

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      In order to protect the availability of the Company's net operating loss carryforwards, the M&F Worldwide charter prohibits, subject to certain exceptions, transfers of M&F Worldwide Common Stock until such date as fixed by the Board of Directors of M&F Worldwide to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding M&F Worldwide Common Stock. The Company has been advised by counsel that the transfer restriction in the M&F Worldwide charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

      In connection with the Abex Merger and the Transfer, MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to the Aerospace division.

8. AUTHORIZED CAPITAL STOCK

      M&F Worldwide's authorized capital stock consists of 250,000,000 shares of common stock, par value $0.01 per share, of which 20,656,502 shares were outstanding at December 31, 1997 and 1996 and 250,020,000 shares of preferred stock, par value $0.01 per share, 20,000 of which were outstanding at December 31, 1997 and 1996.

      The M&F Worldwide Common Stock is issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, are set forth in the Company's Certificate of Incorporation or any amendment thereto, or in the resolution providing for the issuance of such stock adopted by the Company's Board of Directors, which is expressly authorized to set such terms for any such issue.

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

      The Preferred Stock is non-voting, except as required by law and as follows: (i) in the event M&F Worldwide defaults on the equivalent of six quarterly dividends, the M&F Worldwide Board of Directors ("M&F Worldwide Board") shall be increased by two, and holders of the Preferred Stock shall have the exclusive right to elect two directors to the M&F Worldwide Board, such right to remain in effect until all accumulated dividends have been paid in full and dividends have been paid regularly for at least a year; (ii) in the event M&F Worldwide defaults on its mandatory redemption obligation, the M&F Worldwide Board shall be increased by two, and holders of the Preferred Stock shall have the exclusive right (in addition to all other rights) to elect two directors to the M&F

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Worldwide Board, such right to remain in effect until such default is cured; and (iii) the affirmative vote of holders of the Preferred Stock representing at least 662/3% of the aggregate voting power as a separate class shall be required for (x) the authorization of any preferred stock having a preference as to dividends or in liquidation over the Preferred Stock, and (y) the adoption of any amendment to the M&F Worldwide charter if such amendment materially affects any of the rights, preferences or privileges of the holders of the Preferred Stock.

      The Preferred Stock is convertible, at the option of the holder, at any time after 90 days from June 16, 1995, into shares of M&F Worldwide Common Stock at a rate of 125 shares of M&F Worldwide Common Stock for each share of Preferred Stock, subject to adjustment (as so adjusted, the "Common Stock Conversion Rate"). The Common Stock Conversion Rate is subject to appropriate antidilution adjustment in certain situations including payment of dividends or distributions in shares of M&F Worldwide Common Stock, any subdivision, reclassification or combination of shares of M&F Worldwide Common Stock, or certain rights offerings and similar issuances for consideration valued at less than the market value of the M&F Worldwide Common Stock.

      M&F Worldwide, at its sole option at any time after 90 days from June 15, 1995, may redeem the Preferred Stock for an amount with respect to each share of Preferred Stock equal to (i) the sum of the Liquidation Value thereof and all accrued and unpaid dividends thereon to the redemption date plus (ii) an amount equal to interest on the amount determined in clause (i) at 8% per annum, compounded on a quarterly basis, from the date the redemption amount is otherwise due and payable (without regard to whether M&F Worldwide may legally redeem such shares) to the date the redemption amount is actually paid. The Preferred Stock is redeemable at the option of the holder of the Preferred Stock in the event of a Change of Control, as defined.

10. STOCK AND OTHER PLANS

       M&F Worldwide established two stock plans, one in 1995 and one in 1997, (the "Stock Plans") which provide for the grant of awards covering up to
2.0 million shares of M&F Worldwide Common Stock, which would, if used in full, represent approximately 10% of the outstanding M&F Worldwide Common Stock of the Company subject to adjustment in the event of stock dividends, split-ups, recapitalization and similar transactions.

       During 1995, the Compensation Committee granted non-statutory stock options (NSO's) covering 0.59 million shares at a price of $6.25 per share which equaled the market price of the underlying stock on the date of grant and as a result, no compensation cost was recognized. None of the options were exercised and in connection with the Aerospace Sale in 1996, all outstanding options under the Stock Plan were canceled. The pro forma impact of accounting for the stock options under the fair value method prescribed by SFAS 123 was not material to net income and net income per share for the years ended December 31, 1996 and 1995.

       During 1995, the Company recognized $0.9 of compensation expense related to the previous Abex Inc. stock plan. In connection with the Abex Merger, 1.49 million stock appreciation rights and twenty thousand restricted units held by former Abex employees and directors were converted into 0.9 million shares of M&F Worldwide Common Stock and the plans under which such shares were issued were terminated.

       During 1997, the Company issued 1.6 million non-qualified stock options at a price ranging from $7.375 - $7.625 per option, including a grant of 0.5 million options to the Chairman of the Executive Committee of the Board of Directors for services rendered and to be rendered to the Company. All of these options were outstanding at December 31, 1997, but none were exercisable. The options vest one-third each year beginning on the first anniversary of the grant date and become fully vested on the third anniversary of the grant date, except for 0.5 million options which vest on the fifth anniversary of their grant date. The weighted average remaining contractual life of the options outstanding at December 31, 1997 was 9.2 years. The weighted average grant date fair value of options granted during 1997 was $2.89 per option.

       The exercise price of the stock options issued were equal to the market value of the Company's stock on the dates of grant and accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for the stock options issued by the Company been determined based on the fair value at grant date for awards in 1997 consistent with the provisions of SFAS 123, the Company's net income and income per share for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below:

                  Net income - as reported                  $22.5
                  Net income - pro forma                     21.4
                  Basic income per share - as reported       1.01
                  Diluted income per share - as reported      .96
                  Basic income per share - pro forma          .96
                  Diluted income per share - pro forma        .92

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the stock plans in 1997: dividend yield of 0.0%; expected volatility of 21%; risk-free interest rate of 6.49%; and expected life of 7 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

11. PENSION PLANS

      Certain current and former employees are covered under various retirement plans. Plans covering salaried employees generally provide pension benefits based on years of service and compensation. Plans covering hourly employees and union members generally provide stated benefits

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

for each year of credited service. Plan assets are invested primarily in common stocks, mutual funds, fixed income securities and cash equivalents. The Company's funding policy is to contribute annually the statutory required minimum amount as actuarially determined.

      The following table reconciles the funded status of the Company's significant pension plans from continuing operations as of the dates indicated:

                                                                DECEMBER 31,
                                                           --------------------
                                                             1997        1996
                                                             ----        ----
      Actuarial present value of benefit obligation:
        Accumulated benefit obligation (includes vested
        benefits of $123.5 and $119.2)                      $123.7      $119.4
                                                            ======      ======

      Plan assets at fair value                             $154.8      $150.3
      Less:  Projected benefit obligation for service
         rendered to date                                   (125.3)     (121.1)
                                                            ------      ------
      Plan assets in excess of projected benefit obligation   29.5        29.2
      Unrecognized prior service cost                          0.2         -
      Unrecognized net gain                                  (12.1)      (15.0)
                                                            -------     -------
      Net pension asset                                     $ 17.6      $ 14.2
                                                            ======      ======

      The Company has an unfunded supplemental benefit plan to provide salaried employees with retirement benefits which were limited by U.S. income tax regulation. In addition, the Company has an unfunded benefit plan which provides benefits to certain former employees of the Company. The projected benefit obligations, after adjusting for prior service costs and unrecognized actuarial gains and losses for the plans included in other liabilities, were $1.5 at December 31, 1997 and 1996.

      The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% as of December 31, 1997 and 1996. The rate of increase in future compensation levels reflected in the determination of the Company's salaried plans the supplemental benefit plan was 4%-5% for 1997 and 4.5%-5% for 1996. Certain employees of the Company are covered under a union pension plan which provides for a benefit accrual based upon a flat dollar amount for each year of credited service. The expected long-term rate of return on assets for the non-union plans was 9% in 1997, 8%-9% in 1996 and 9% in 1995 and 9% for the union pension plans for 1997 and 1996. Unrecognized items are amortized over the estimated remaining service lives of active employees.

      In connection with the sale of Aerospace, the Company transferred $70.6 in plan assets to Parker Hannifin and recognized curtailment gain in accordance with SFAS 88 of $4.5 in 1996 which is included in the gain on sale of discontinued aerospace business.

      Net periodic pension income, included in selling, general and administrative expenses, consisted of the following components:

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                         YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1997    1996     1995
                                                        -----    -----   -----
     Service cost-benefits earned during the period    $   0.3  $   0.3  $   --
     Interest cost on projected benefit obligation         8.7      8.8     8.1
     Actual gain on plant assets                         (12.8)   (23.1)  (20.2)
     Net amortizations and deferrals                       0.8     11.3    10.4
                                                       -------  -------  -------
       Net pension income                              $  (3.0) $  (2.7) $ (1.7)
                                                       =======  =======  =======

12. SHORT-TERM BORROWING AND LONG-TERM DEBT

      The Company's French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to fourteen million French francs (approximately $2.3 at December 31, 1997) for working capital purposes. At December 31, 1997, approximately $1.0 was borrowed and at December 31, 1996 no amounts were borrowed which is included in short term borrowings on the consolidated balance sheet. These borrowings bear interest of 5.20% at December 31, 1997. In addition, $0.3 of this facility was reserved for letters of credit at December 31, 1997. The Company's subsidiary in the Peoples' Republic of China has short term borrowings, the balance of which was not significant at December 31, 1997.

      Long-term debt consisted of the following:

                                                      DECEMBER 31,
                                                 ----------------------
                                                     1997       1996
                                                     ----       ----
      Revolving Credit Facility                     $76.6      $    -
      Senior Credit:
         Revolving Credit Loans                         -         7.3
      11 7/8 Senior Subordinated Notes Due 2002         -        92.8
                                                   -------    --------
                                                    $76.6      $100.1
                                                   =======    ========

      In connection with the Flavors Acquisition, the Company assumed debt under a term and revolving credit facility (the "Senior Credit") totaling $25.1 and 11 7/8% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes") with a principal value of $85.0 and fair value of approximately $92.8. The Senior Subordinated Notes were to mature on November 15, 2002, and were not subject to redemption through the operation of a sinking fund. The Senior Subordinated Notes were redeemed on November 15, 1997 at 105.95% of principal amount.

      The Senior Credit was entered into in June 1994 between Pneumo Abex and a group of lenders. It was originally comprised of $30.0 in Tranche A Loans, $20.0 in Tranche B Loans and $25.0 in Revolving Credit Loan commitments (the "Revolving Credit Loans"). The Tranche A and Tranche B loans were repaid in full on December 31, 1996 and in February 1997 the Senior Credit was amended to reduce the Revolving Credit Loans to $12.5. At December 31, 1996, $7.3 was borrowed under the Revolving Credit Loans and $2.3 was reserved for lender guarantees on outstanding letters of credit.

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

      In November 1997, Pneumo Abex entered into a five-year $120.0 revolving credit facility (the "Revolving Credit Facility") with a group of banks to finance the redemption of all of its outstanding Senior Subordinated Notes and for working capital and other general corporate purposes. At December 31, 1997, $76.6 was borrowed under the Revolving Credit Facility and $23.5 was reserved for lender guarantees on outstanding letters of credit. The Revolving Credit Facility permits Pneumo Abex to choose between various interest rate options and to specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans (as defined) and (ii) Eurodollar Loans (as defined) plus a borrowing margin (0.875% at December 31, 1997). The borrowing margin is adjusted quarterly based on certain performance ratios. The Revolving Credit Facility provides for a commitment fee of one quarter of one percent per annum on the unused Revolving Credit Facility. The Revolving Credit Facility is guaranteed by Flavors and a domestic subsidiary of Pneumo Abex. The Revolving Credit Facility contains various restrictive covenants which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets. The average interest charged on outstanding Revolving Credit Facility borrowings at December 31, 1997 was 6.80%.

      The 1995 extraordinary charge of $1.6 relates to premiums on debt retired by the Company prior to the Abex Merger.

13. FINANCIAL INSTRUMENTS

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade accounts receivable. The Company's customers are geographically dispersed, but are concentrated in the tobacco industry. Even though eight of the Company's ten largest customers are in the tobacco industry and accounted for approximately 58% of the Company's net revenues in 1997, Pneumo Abex historically has had no material losses on its trade receivables from customers in the tobacco industry. Probable bad debt losses have been provided for in the allowance for doubtful accounts.

      From time to time, the Company enters into forward exchange contracts to hedge certain receivables and firm sales commitments denominated in foreign currencies. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenue is recognized. Realized gains and losses on foreign currency contracts are included in the underlying asset or liability being hedged and recognized in There were no contracts outstanding at December 31, 1997 and 1996.

      The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.

14. COMMITMENTS AND CONTINGENCIES

      Rental expense, which includes rent for facilities, equipment and automobiles under operating leases expiring through 2002, amounted to $0.6 for the year ended December 31, 1997. Rental expense was not significant for the year ended December 31, 1996 from the date of the Flavors

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Acquisition. Future minimum rental commitments for operating leases with noncancelable terms in excess of one year from December 31, 1997 are as follows:

                        1998                  $0.3
                        1999                   0.3
                        2000                   0.3
                        2001                   0.3
                        2002                   0.1
                        Thereafter             -
                                             ------
                                              $1.3
                                             ======

      The Company had outstanding letters of credit totaling $23.8 and $23.1 at December 31, 1997 and 1996, respectively. Restricted cash of $0.1 and $1.7 at December 31, 1997 and 1996, respectively, included in other assets reflects segregated cash held for the benefit of certain parties to cover certain insurance obligations.

      At December 31, 1997, the Company had obligations to purchase approximately $6.9 of raw materials.

   The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In connection with the Abex Merger, a subsidiary of Abex, M&F Worldwide, Pneumo Abex and certain other subsidiaries of M&F Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to Aerospace, were transferred to a subsidiary of MCG, with the remainder being retained by Pneumo Abex. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

   The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or M&F Worldwide or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers.

   Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to 30 other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, Whitman Corporation ("Whitman") has retained ultimate responsibility for all asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary of Cooper Industries, Inc. assumed responsibility for substantially all

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

of the asbestos-related claims made after August 1998. Pneumo Abex maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. Pursuant to court rulings and interim agreements reached with certain insurance carriers, insurers are reimbursing approximately 90% of the aggregate defense and settlement costs associated with such claims, and Pneumo Abex continues to seek recovery of the remaining amount of unreimbursed costs from its carriers in an ongoing insurance coverage litigation commenced in 1982. As of December 31, 1997, there was approximately 34,000 pending claims, and MCG has approximately $9.2 in unreimbursed costs pending receipt from the insurance carrier or Whitman. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

   The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Abex's former operations to the extent not paid by third party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business which was sold to Parker Hannifin in April 1996. Accordingly, environmental liabilities arising after the 1988 Whitman acquisition that relate to Pneumo Abex's former Aerospace facilities will be the responsibility of Pneumo Abex. Whitman is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from Whitman, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. Whitman is generally discharging its environmental indemnification liabilities in the ordinary course. In addition to the remedial actions as to which Whitman has acknowledged its indemnification responsibilities, Pneumo Abex is party to a number of cases involving tort claims concerning an environmental site alleging exposure to lead for which Whitman has declined to accept responsibility. MCG is managing these cases on behalf of Pneumo Abex, and MCG and Whitman are currently sharing equally the defense costs for such cases, subject to a reservation of their respective rights.

   It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the Whitman indemnity due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations of their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost to all parties of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties could exceed $150, including approximately $20 in remedial action costs, as estimated by the U.S. Environmental Protection Agency, in respect of one site actively managed and funded by Whitman.

   On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. The cost of the letters of credit are being funded by MCG and/or Whitman. Pneumo Abex had $20.0 and $20.8 of letters of credit

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

outstanding at December 31, 1997 and 1996, respectively, in connection with the Reimbursement Agreement.

   The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial position to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of indemnitors failing to satisfy their obligations is remote.

   The Transfer Agreement also provides for certain funding indemnification and cooperation arrangements among Pneumo Abex, M&F Worldwide and a subsidiary of MCG in respect of certain liabilities which may arise under the Employee Retirement Security Act of 1974 relating to the sale of Pneumo Abex's friction products division in 1994.

   On January 2, 1996, M&F Worldwide entered into a settlement agreement with the U.S. Government pursuant to which M&F Worldwide agreed to pay the U.S. Government $12.5 to settle allegations of labor mischarging and related contract disputes relating to Aerospace. On January 8, 1996, pursuant to the terms of such settlement agreement, M&F Worldwide paid such amount to the U.S. Government. The U.S. Government had also asserted a claim of non-compliance with Cost Accounting Standards. In February 1996, M&F Worldwide entered into a settlement agreement with the U.S. Government pursuant to which M&F Worldwide agreed to pay the U.S. Government $0.2 to settle the Cost Accounting Standards non-compliance assertion. On March 11, 1996, pursuant to the terms of such settlement agreement, M&F Worldwide paid such amount to the U.S. Government. In addition, the U.S. Government has asserted claims of defective pricing. Based upon current U.S. Government procurement regulations, under certain circumstances involving defective pricing a contractor can incur fines and penalties, as well as be suspended or debarred from U.S. Government contracts.

   In addition, various legal proceedings, claims and investigations are pending against M&F Worldwide and Pneumo Abex, including those relating to commercial transactions, product liability, safety and health matters and other matters. M&F Worldwide and Pneumo Abex are involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In addition, the U.S. Government has asserted claims of defective pricing relating to certain contracts of the former Aerospace operations.

   In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.

   The Company believes that its facilities are well-maintained and are in substantial compliance with environmental laws and regulations.

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

15. RELATED PARTY TRANSACTIONS

      Under the Transfer Agreement, M&F Worldwide will be reimbursed by MCG for amounts spent in excess of $1.5 during each of the years 1995 (after June 15), 1996, 1997 and 1998 in connection with certain public company costs. The amount spent for such costs in the 1997, 1996 and 1995 periods did not exceed $1.5; therefore, no reimbursement was made.

      Included in the consolidated statements of income are sales to Consolidated Cigar Corporation ("Cigar"), an affiliate, of $0.3 for the year ended December 31, 1997. Sales to Cigar in 1996 from the date of the Flavors Acquisition were not significant. The Company also purchased inventory of approximately $0.2 from Cigar during 1997.

16. SIGNIFICANT CUSTOMER

      The Company has a significant customer in the tobacco industry, Philip Morris Companies Inc., which accounted for approximately 30% of 1997 net revenues and 26% of pro forma net revenues in 1996.

17. GEOGRAPHIC SEGMENTS

      As a result of the sale of Aerospace in 1996, the Company has classified their operations as discontinued in the consolidated financial statements. The discussion below reflects the results of operations of Flavor's licorice extract and other flavoring agents business since November 25, 1996, the date of the Flavors Acquisition. The results of operations data presented below reflects the application of the purchase method of accounting for the Flavors Acquisition.

      The Company operates in one business segment. Information related to the Company's geographic segments are presented below with the following definitions:

      Operating profit and identifiable assets are classified as domestic and corporate, respectively, in 1995.

      Operating profit, as indicated below, represents net sales less operating expenses, amortization of intangibles, foreign currency transaction income
(loss) and other income (expense).

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


      Identifiable assets are those used by each geographic segment. Intangible assets pertain to both foreign and domestic operations and have been included in domestic and foreign identifiable assets as appropriate. Corporate assets are principally domestic cash and cash equivalents, a pension asset and deferred charges.

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                           1997     1996
                                                          ------   ------
Net Sales:
   Domestic - U.S.                                      $   58.0  $   4.8
              Export                                        29.8      3.2
   Foreign                                                  12.6      1.5
                                                          ------    -----
                                                        $  100.4  $   9.5
Operating profit:
   Domestic                                             $   29.6  $   2.3
   Foreign                                                   2.9      0.3
                                                          ------    -----
                                                            32.5      2.6
Interest expense                                            (7.1)    (0.9)
Interest, investment and other income, net                   0.5      8.9
                                                          ------    -----
Income from continuing operations before income taxes   $   25.9  $  10.6
                                                          ======    =====

                                                           DECEMBER 31,
                                                         ---------------
                                                          1997     1996
                                                         ------   ------
Identifiable assets:
   Domestic (a)                                         $  259.0  $ 262.5
   Foreign                                                  36.2     36.5
   Corporate                                                17.9     19.1
                                                          ------   ------
                                                        $  313.1  $ 318.1
                                                          ======   ======

---------------
(a) Includes assets located in foreign countries of $0.8 and $1.6 at December 31, 1997 and 1996.

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

      The following is a summary of unaudited quarterly financial information for 1997 and 1996:

                                                        1997
                                    --------------------------------------------
                                       FIRST      SECOND       THIRD     FOURTH
                                       -----      ------       -----     ------
Net Sales                              $27.2       $24.3       $23.6    $25.3
Net income                               5.5         5.6         5.4      6.0
Income per common share (a):
  Basic                                $0.25       $0.25       $0.24    $0.27
  Diluted                              $0.24       $0.24       $0.23    $0.26

                                                        1996
                                     -------------------------------------------
                                       FIRST      SECOND       THIRD     FOURTH
                                       -----      ------       -----     ------
Net Sales (b)                          $  -       $  -       $   -       $9.5(c)
Gross profit (b)                          -          -           -        2.9(c)
Income from continuing operations        0.3         2.9         3.5      3.7
Income from discontinued operations      4.4       153.7(d)      -         -
Net income                               4.7       156.6(d)      3.5      3.7
Basic and diluted income per common
  share (a):
Income from continuing operations      $  -        $0.12       $0.15    $0.16
Income from discontinued operations     0.21        7.44(d)      -         -
                                       ------      ------    -------   ------
Net income                             $0.21       $7.56       $0.15    $0.16
                                       =====       =====       =====    =====

--------------
(a) All quarterly income per share amounts for 1996 and 1997 have been restated to conform with the provisions of SFAS 128. The sum of diluted income per common share for the quarterly periods during 1997 differs from the diluted income per common share for the year ended December 31, 1997 as reported in the consolidated statements of income due to the use of an average stock options outstanding calculation for the annual period.

(b) Quarterly net sales and gross profit reflect the reclassification of Aerospace to discontinued operations.

(c) Net sales and gross profit reflect the Flavors Acquisition on November 25, 1996.

(d)   Reflects the gain of sale of Aerospace in April 1996.

                     M&F WORLDWIDE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



19. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                 YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                               1997      1996(A)   1995(A)
                                                               ----      -------   -------
Numerator:
   Income (loss) from continuing operations, net of taxes   $   22.5  $    10.4  $   (4.0)
   Preferred stock dividends                                    (1.6)      (1.6)     (0.9)
                                                            ---------  --------- ---------
   Numerator for basic earnings per share:
     Income available to common stockholders:
    Continuing operations                                       20.9        8.8      (4.9)
    Discontinued operations                                     --        158.1      16.9
    Extraordinary item                                          --          --       (1.6)
                                                            ---------  --------- ---------
    Net income                                              $   20.9  $   166.9  $   10.4
                                                            =========  ========= =========

   Numerator for diluted earnings per share:
     Income available to common stockholders
    Continuing operations                                   $   22.5  $     8.8  $   (4.9)
    Discontinued operations                                     --        158.1      16.9
    Extraordinary item                                          --         --        (1.6)
                                                            ---------  --------- ---------
    Net income                                              $   22.5  $   166.9  $   10.4
                                                            =========  ========= =========

Denominator (in millions):
   Basic earnings per share-weighted average shares             20.7       20.7      20.3
   Effect of dilutive securities:
     Convertible preferred stock                                 2.5       --      --

     Employee stock options                                      0.2       --      --
                                                            ---------  --------- ---------
   Diluted earnings per share-weighted
   average shares and assumed conversions                       23.4       20.7      20.3
                                                            =========  ========= =========

Basic earnings per share:
   Continuing operations                                    $    1.01 $     0.43 $   (0.24)
   Discontinued operations                                      --          7.64      0.83
   Extraordinary item                                           --         --        (0.08)
                                                            ---------  --------- ---------
   Available to common stockholders                         $    1.01 $     8.07 $    0.51
                                                            =========  ========= =========

Diluted earnings per share:
   Continuing operations                                    $    0.96 $     0.43 $   (0.24)
   Discontinued operations                                      --          7.64      0.83
   Extraordinary item                                           --         --        (0.08)
                                                            ---------  --------- ---------
   Available to common stockholders                         $    0.96 $     8.07 $    0.51
                                                            =========  ========= =========

(a) Basic and diluted earnings per share for the years ended December 31, 1996 and 1995, are equivalent, as the effect of the convertible preferred stock is antidilutive in 1996 and there is a loss from continuing operations in 1995.

           Schedule I - Condensed Financial Information of Registrant
                          Balance Sheet (Parent Only)
                  (Dollars in millions, except per share data)

                                                                                          December 31,
                                                                                      ---------------------
                                                                                       1997         1996
                   ASSETS
Current assets:
     Cash and cash equivalents                                                        $  0.1        $  2.2
     Prepaid expenses and other                                                           --           0.2
                                                                                      ------        ------
          Total current assets                                                           0.1           2.4

Investment in and advances to subsidiaries                                             200.1         184.6
Receivable from subsidiaries                                                             9.8           7.2
                                                                                      ------        ------

                                                                                      $210.0        $194.2
                                                                                      ======        ======


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                                                 $  0.9        $  1.0
     Deferred cash payments due to MCG                                                   3.5           7.2
                                                                                      ------        ------
          Total current liabilities                                                      4.4           8.2

Redeemable preferred stock                                                              20.0          20.0

Stockholders' equity:
     Common stock, par value $.01;  250,000,000 shares authorized;
          20,656,502 shares issued and outstanding in 1997 and 1996                      0.2           0.2
     Additional paid-in capital                                                         26.7          26.7
     Retained earnings                                                                 160.2         139.3
     Currency translation adjustment                                                    (1.5)         (0.2)
                                                                                      ------        ------
               Total stockholders' equity                                              185.6         166.0
                                                                                      ------        ------
                                                                                      $210.0        $194.2
                                                                                      ======        ======

           Schedule I - Condensed Financial Information of Registrant
                 Consolidated Statement of Income (Parent Only)
                  (Dollars in millions, except per share data)

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                                   1997          1996
                                                                                  -----         ------
General and administrative expenses                                               $ 0.6         $  1.0
                                                                                  -----         ------
          Operating loss                                                            0.6            1.0

Interest, investment and other income, net                                         (0.1)          (0.9)
                                                                                  -----         ------
          Loss from continuing operations before taxes                              0.5            0.1
Provision (benefit) for income taxes                                                0.2           (0.1)
                                                                                  -----         ------
          Loss from continuing operations                                           0.7            0.0

Equity in income of subsidiaries                                                   23.2          168.5
                                                                                  -----         ------
          Net income                                                               22.5          168.5
                                                                                  -----         ------

Preferred stock dividends                                                          (1.6)          (1.6)
                                                                                  -----         ------

          Net income available to common stockholders                             $20.9         $166.9
                                                                                  =====         ======


Note: There were no restrictions on the transfer of assets during 1995.

           Schedule I - Condensed Financial Information of Registrant
               Consolidated Statement of Cash Flows (Parent Only)
                             (Dollars in millions)

                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                               1997           1996
                                                                                              ------          ------
Cash flows from operating activities
Net income                                                                                    $ 22.5          $168.5
Adjustments to reconcile net income to total cash provided by operating activities:
         Equity in income of subsidiaries in excess of cash distributions                      (22.7)          168.1
Changes in assets and liabilities:
         Receivable from subsidiaries                                                            3.3             2.6
         Other, net                                                                             (0.3)            0.8
                                                                                              ------          ------
         Cash provided by operating activities                                                   2.8             3.8
                                                                                              ------          ------

Cash flows from financing activities
Deferred cash payment to MCG                                                                    (3.7)             --
Preferred stock dividends                                                                       (1.2)           (1.6)
                                                                                              ------          ------
          Cash used in financing activities                                                     (4.9)           (1.6)
                                                                                              ------          ------

Net increase in cash and cash equivalents                                                       (2.1)            2.2
Cash and cash equivalents at beginning of period                                                 2.2             0.0
                                                                                              ------          ------
Cash and cash equivalents at end of period                                                    $  0.1          $  2.2
                                                                                              ======          ======



Note: There were no restrictions on the transfer of assets during 1995.