Form 10-Q
period 1998-04-05
M & F WORLDWIDE CORP
filed 1998-05-11
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

Commission File Number: 1-13780
                        -------


                             M & F WORLDWIDE CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                             02-0423416
------------------------------------                   --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

35 EAST 62ND STREET, NEW YORK, NEW YORK                       10021
----------------------------------------                    ----------
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


As of May 5, 1998, the Registrant had 20,656,502 outstanding shares of common stock of which 6,239,400 shares were held by Mafco Consolidated Group Inc.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTH PERIODS ENDED
                                                 --------------------------
                                                  APRIL 5,        MARCH 30,
                                                    1998            1997
                                                  --------        ---------
Net sales                                          $26.8            $27.2
Cost of sales                                      (13.8)           (15.7)
                                                   -----            -----
Gross profit                                        13.0             11.5

Selling, general and administrative expenses        (2.1)            (2.4)
Amortization of intangibles                         (1.1)            (1.1)
                                                  ------           ------
Operating income                                     9.8              8.0

Interest expense, net                               (1.4)            (1.7)
                                                  ------           ------
Income before income taxes                           8.4              6.3
Provision for income taxes                          (0.6)            (0.8)
                                                  ------           ------
Net income                                           7.8              5.5
                                                  ------           ------
Preferred stock dividend                            (0.4)            (0.4)
                                                  ------           ------
Net income available to common stockholders       $  7.4           $  5.1
                                                  ======           ======
Income per common share:
     Basic                                         $0.36            $0.25
                                                   =====            =====
     Diluted                                       $0.33            $0.24
                                                   =====            =====
Weighted average shares outstanding:
     Basic                                          20.7             20.7
                                                    ====             ====
     Diluted                                        23.4             23.2
                                                    ====             ====


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       APRIL 5,  DECEMBER 31,
                                                         1998       1997
                                                       --------  ------------

                    ASSETS
Current assets:
    Cash and cash equivalents                            $  0.7      $  0.4
    Trade accounts receivable, net                         12.3        10.0
    Inventories                                            49.1        50.0
    Prepaid expenses and other                              0.9         1.1
                                                         ------     -------
        Total current assets                               63.0        61.5

Property, plant and equipment, net                         25.4        25.8
Deferred tax asset, net                                    38.4        38.4
Intangible assets related to business acquired, net       166.5       167.6
Other assets                                               20.7        19.8
                                                        -------     -------

                                                         $314.0      $313.1
                                                        =======     =======

       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Short term borrowings                                $  0.9       $ 1.0
    Trade accounts payable                                  4.5         5.7
    Accrued compensation and benefits                       2.8         3.6
    Taxes payable                                           3.1         2.7
    Deferred cash payments due to MCG                       -           3.5
    Other accrued expenses                                  6.2         6.4
                                                        -------     -------
        Total current liabilities                          17.5        22.9

Long-term debt.                                            75.6        76.6
Other liabilities.                                          8.1         8.0

Redeemable preferred stock                                 20.0        20.0

Commitments and contingencies                               -           -

Stockholders' equity:
    Common stock, par value $.01; 250.0 shares
        authorized; 20.7 shares issued and
        outstanding in 1998 and 1997                        0.2         0.2
    Additional paid-in-capital                             26.7        26.7
    Retained earnings                                     167.6       160.2
    Currency translation adjustment                        (1.7)       (1.5)
                                                        -------    --------
        Total stockholders' equity                        192.8       185.6
                                                         ------     -------

                                                         $314.0      $313.1
                                                         ======      ======


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)



                                                      THREE MONTH PERIODS ENDED
                                                      -------------------------
                                                      APRIL 5,        MARCH 30,
                                                       1998            1997
                                                      --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $7.8              $5.5
                                                       ----              ----
Adjustments to reconcile net income to total cash
 provided by operating activities:
    Depreciation and amortization                       1.7               1.9
Changes in assets and liabilities:
    Increase in trade accounts receivable              (2.3)             (2.3)
    Decrease in inventories.                            0.7               3.2
    Decrease in accounts payable                       (1.2)             (0.4)
    Other, net                                         (0.9)              2.9
                                                      -----            ------
       Cash provided by operating activities            5.8              10.8
                                                      -----             -----

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                   (0.2)            (0.7)
Investment in joint venture, net                        -               (1.4)
                                                     ------           ------
       Cash used in investing activities               (0.2)            (2.1)
                                                      -----           ------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of borrowings, net                           (1.0)            (7.3)
Preferred dividends                                    (0.8)            (0.4)
Deferred cash payment due to MCG                       (3.5)              -
                                                      -----           -----
    Cash used in financing activities                  (5.3)            (7.7)
                                                      -----           ------

Effect of exchange rate changes on cash                 -               (0.2)
                                                     ------           ------

Net increase in cash and cash equivalents               0.3              0.8
Cash and cash equivalents at beginning of period        0.4              5.7
                                                      -----           ------

Cash and cash equivalents at end of period             $0.7            $ 6.5
                                                       ====            =====


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

1.  BACKGROUND AND BASIS OF PRESENTATION

     M & F Worldwide Corp. ( the "Company"), was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

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

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Form 10-K. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1997 Form 10-K.

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                                         APRIL 5,    DECEMBER 31,
                                           1998          1997
                                         --------    ------------
    Raw materials and supplies            $34.3         $36.6
    Work-in-process                         0.5           0.6
    Finished goods                         14.3          12.8
                                         ------        ------
                                          $49.1         $50.0
                                          =====         =====

3.  INCOME PER COMMON SHARE

    Basic income per common share has been computed based on the weighted average shares outstanding in the 1998 and 1997 periods, respectively. Diluted income per share is computed using the weighted average shares outstanding plus the assumed conversion of the Preferred Stock and the dilutive effect of stock options for all periods presented.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

4.  COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting on Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income for the Company for the three month periods ended April 5, 1998 and March 30, 1997 was $7.6 and $4.6, respectively. Such amounts represent the net income less foreign currency translation adjustments for each period presented.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

RESULTS OF OPERATIONS:

GENERAL

     The Company's revenues are principally derived from sales of licorice extract to the tobacco and confectionery industries for use as a flavoring ingredient. Sales are recorded when title passes to customers.

         Due to the Company's policy of ending all interim accounting periods on Sunday, the 1998 first quarter ended on April 5, 1998 and had 95 days whereas the 1997 first quarter ended on March 30, 1997 and had 89 days. Because daily shipment volumes are not consistent but rather depend upon the timing of customer orders and the availability and timing of shipments by transport companies, the additional days in 1998 had no significant effect on the results for the quarter.

Three months ended April 5, 1998 compared to the three months ended March 30,
1997

     Net sales were $26.8 in the first quarter of 1998 and $27.2 in the first quarter of 1997. The decrease of $0.4 or 1.5% was due to lower shipment volume primarily to the Company's customers in Southeast Asia offset partially by increased shipments to other foreign customers.

     Cost of sales were $13.8 and $15.7 in the first quarter of 1998 and 1997, respectively. Cost of sales in 1997 included a charge of $1.5 for amortization of the purchase price allocation related to inventories resulting from the November 1996 Flavors Acquisition. As a percentage of net sales, the Company's cost of sales was 51.5% in 1998 and 57.7% in 1997. This decrease was due to the charges relating to the Flavors Acquisition.

     SG&A expenses were $2.1 and $2.4 in the first quarter of 1998 and 1997, respectively. The 1998 expenses were lower primarily due to higher income recorded on the Company's overfunded pension plan.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

     Interest expense, net was $1.4 and $1.7 in the first quarter of 1998 and 1997, respectively. The decrease was due to lower average interest rates and lower average debt outstanding in the quarter.

     The provision for income taxes as a percentage of earnings before income taxes was 7.0% in 1998 and 12.7% in 1997. The tax provision in the first quarter reflects a benefit of approximately 32% and 26% of income before taxes in 1998 and 1997, respectively, relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $5.8 and $10.8 for the three month period ended April 5, 1998 and March 30, 1997, respectively. The decrease in cash flow from operating activities primarily resulted from a lower decrease in inventories in the 1998 period and other changes relating to accrued expenses. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective supplies of raw material. Management believes the current inventory of $49.1 is adequate to meet customer requirements. Capital expenditures for the three month period ended April 5, 1998 were $0.2.

    Under the Credit Agreement dated as of November 17, 1997, Pneumo Abex may borrow up to $120.0 under a revolving credit facility. At April 5, 1998, $75.6 was borrowed under the facility and approximately $23.2 was reserved to support lender guarantees for outstanding letters of credit. Management believes that the remaining availability of approximately $21.2 under the revolving credit facility and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service for the forseeable future.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


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


                                          M & F WORLDWIDE CORP.
                                           (Registrant)


May 5, 1998                               By: /s/Irwin Engelman
                                              -----------------------------
                                              Irwin Engelman
                                              Executive Vice President and
                                              Chief Financial Officer


May 5, 1998                               By: /s/ Laurence Winoker
                                              -----------------------------
                                              Laurence Winoker
                                              Vice President and Controller
                                              (Principal Accounting Officer)