Form 10-Q
period 1998-07-05
M & F WORLDWIDE CORP
filed 1998-08-11
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission File Number: 1-13780
                        -------

                             M & F WORLDWIDE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       02-0423416
--------------------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

    35 EAST 62ND STREET, NEW YORK, NEW YORK                  10021
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

As of August 5, 1998, the Registrant had 20,656,502 outstanding shares of common stock of which 6,566,900 shares were held by Mafco Consolidated Group Inc.

                             M & F WORLDWIDE CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     THREE MONTH PERIODS ENDED           SIX MONTH PERIODS ENDED
                                                  ------------------------------      -----------------------------
                                                    JULY 5,             JUNE 29,       JULY 5,              JUNE 29,
                                                     1998                1997           1998                 1997
                                                  --------              ------        --------             --------
Net sales                                           $26.0                $24.3          $52.8                $51.5
Cost of sales                                       (13.9)               (12.6)         (27.6)               (28.3)
                                                  --------              ------        --------             --------
Gross profit                                         12.1                 11.7           25.2                 23.2

Selling, general and administrative expenses         (2.1)                (2.4)          (4.3)                (4.8)
Amortization of intangibles                          (1.1)                (1.0)          (2.2)                (2.1)
                                                  --------              ------        --------             --------
Operating income                                      8.9                  8.3           18.7                 16.3

Interest (expense) income, net                       (1.2)                (1.8)          (2.5)                (3.5)
                                                  --------              ------        --------             --------
Income before income taxes                            7.7                  6.5           16.2                 12.8
Provision for income taxes                           (0.5)                (0.9)          (1.2)                (1.7)
                                                  --------              ------        --------             --------
Net income                                            7.2                  5.6           15.0                 11.1
Preferred stock dividend                             (0.4)                (0.4)          (0.8)                (0.8)
                                                  --------              ------        --------             --------
Net income available to common stockholders          $6.8                $ 5.2          $14.2                $10.3
                                                  ========              ======        ========             ========
Income per common share:
  Basic                                              $.33                 $.25           $.69                 $.50
                                                  ========              ======        ========             ========
  Diluted                                            $.31                 $.24           $.64                 $.48
                                                  ========              ======        ========             ========

Weighted average shares outstanding:
  Basic                                              20.7                 20.7           20.7                 20.7
                                                  ========              ======        ========             ========
  Diluted                                            23.5                 23.2           23.5                 23.2
                                                  ========              ======        ========             ========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     ( IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                      JULY 5,         DECEMBER 31,
                                                                       1998               1997
                                                                     -----------       ---------

                                     ASSETS

Current assets:
     Cash and cash equivalents                                       $  1.2              $  0.4
     Trade accounts receivable, net                                    10.8                10.0
     Inventories                                                       47.0                50.0
     Prepaid expenses and other                                         0.9                 1.1
                                                                     ------              ------
          Total current assets                                         59.9                61.5

Property, plant and equipment, net                                     26.8                25.8
Deferred tax asset, net                                                38.4                38.4
Intangible assets related to business acquired, net                   165.5               167.6
Other assets                                                           21.7                19.8
                                                                     ------              ------

                                                                     $312.3              $313.1
                                                                     ======              ======

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                           $  1.0               $ 1.0
     Trade accounts payable                                             4.7                 5.7
     Accrued compensation and benefits                                  3.2                 3.6
     Taxes payable                                                      3.4                 2.7
     Deferred cash payments due to MCG                                   --                 3.5
     Other accrued expenses                                             7.1                 6.4
                                                                     ------              ------
          Total current liabilities                                    19.4                22.9

Long-term debt                                                         65.0                76.6
Other liabilities                                                       8.1                 8.0

Redeemable preferred stock                                             20.0                20.0

Commitments and contingencies                                            --                  --

Stockholders' equity:
     Common stock, par value $.01; 250.0 shares authorized;
          20.7 shares issued and outstanding in 1998 and 1997           0.2                 0.2
     Additional paid-in-capital                                        26.7                26.7
     Retained earnings                                                174.4               160.2
     Currency translation adjustment                                   (1.5)               (1.5)
                                                                     ------             -------
          Total stockholders' equity                                  199.8               185.6
                                                                     ------             -------

                                                                     $312.3              $313.1
                                                                     ======              ======


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                SIX MONTH PERIODS ENDED
                                                                -----------------------
                                                                 JULY 5,       JUNE 29,
                                                                  1998          1997
                                                                 -----         -----
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $15.0         $11.1
                                                                 -----         -----
     Adjustments to reconcile net income to total cash
      provided by operating activities:
          Depreciation and amortization                            3.4           3.2
     Changes in assets and liabilities:
          Increase in trade accounts receivable                   (0.7)         (0.7)
          Decrease in inventories                                  2.9           1.7
          Decrease in trade accounts payable                      (1.1)           --
          Other, net                                              (0.2)          1.3
                                                                 -----         -----
               Cash provided by operating activities              19.3          16.6
                                                                 -----         -----

     CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                         (2.2)         (1.1)
     Investment in joint venture, net                               --          (1.4)
                                                                 -----         -----
               Cash used in investing activities                  (2.2)         (2.5)
                                                                 -----         -----

     CASH FLOWS USED IN FINANCING ACTIVITIES:
     Repayment of borrowings, net                                (11.6)        (6.9)
     Preferred dividends                                          (1.2)        (0.8)
     Deferred cash payment due to MCG                             (3.5)          --
                                                                 -----         ----
          Cash used in financing activities                      (16.3)        (7.7)
                                                                 -----         ----

     Effect of exchange rate changes on cash                       --          (0.2)
                                                                 -----         ----

     Net increase in cash and cash equivalents                     0.8          6.2
     Cash and cash equivalents at beginning of period              0.4          5.7
                                                                 -----        -----

     Cash and cash equivalents at end of period                  $ 1.2        $11.9
                                                                 =====        =====


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

2.   INVENTORIES

     Inventories are valued at the lower of cost or market and consist of the following:

                                          JULY 5,    DECEMBER 31,
                                           1998         1997
                                         ---------   ------------
     Raw materials and supplies           $34.0        $36.6
     Work-in-process                        0.3          0.6
     Finished goods                        12.7         12.8
                                          -----        -----
                                          $47.0        $50.0
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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)



4. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting on Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income for the Company for the three month periods ended July 5, 1998 and June 29, 1997 was $7.4 and $5.3, respectively and $15.0 and $9.9, respectively for the six month periods ended July 5, 1998 and June 29, 1997. Such amounts represent net income less foreign currency translation adjustments for each period presented.

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

         Due to the Company's policy of ending all interim accounting periods on Sunday, the 1998 six month period ended on July 5, 1998 and had 186 days whereas the 1997 six month period ended on June 29, 1997 and had 180 days. Because daily shipment volumes are not consistent but rather depend upon the timing of customer orders and the availability and timing of shipments by transport companies, the additional days in 1998 had no significant effect on the results for the six month periods. The second quarter in both 1998 and 1997 had 91 days.

Three months ended July 5, 1998 compared to the three months ended June 29,
1997

      Net sales were $26.0 in the second quarter of 1998 and $24.3 in the second quarter of 1997. The increase of $1.7 or 7.0% was due to higher shipment volume primarily to the Company's customers in Southeast Asia which had reduced purchases in the first quarter and higher sales of non-licorice herbal products.

      Cost of sales were $13.9 and $12.6 in the second quarter of 1998 and 1997, respectively As a percentage of net sales, the Company's cost of sales was 53.5% in 1998 and 51.9% in 1997. This increase was due to a change in the mix of products sold.

      SG&A expenses were $2.1 and $2.4 in the second quarter of 1998 and 1997, respectively. The 1998 expenses were lower primarily due to higher income recorded from the Company's overfunded pension plan.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

       Interest expense, net was $1.2 and $1.8 in the second quarter of 1998 and 1997, respectively. The decrease was due to lower average interest rates and lower average debt outstanding in the quarter.

       The provision for income taxes as a percentage of earnings before income taxes was 6.5% in 1998 and 13.8% in 1997. The tax provision in the second quarter reflects a benefit of approximately 32% and 25% of income before taxes in 1998 and 1997, respectively, relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

Six months ended July 5, 1998 compared to the six months ended June 29, 1997.

       Net sales were $52.8 and $51.5 for the six month periods ended July 5, 1998 and June 29, 1997, respectively. The increase of $1.3 was 2.5% over 1997 and resulted from increased shipments to the Company's foreign licorice customers and to non-licorice herbal customers.

       Cost of sales were $27.6 and $28.3 in 1998 and 1997, respectively. Cost of sales in 1997 included a charge of $1.5 for the amortization of the purchase price allocation related to inventories resulting from the November 1996 Flavors Acquisition. As a percentage of net sales, cost of sales was 52.3% in 1998 and 55.0% in 1997. The 1998 decrease was due primarily to the charges relating to the Flavors Acquisition in 1997.

       SG&A expenses were $4.3 and $4.8 in 1998 and 1997, respectively. The 1998 decrease of $0.5 was primarily due to higher income recorded from the Company's overfunded pension plan.

       Interest expense, net was $2.5 and $3.5 in 1998 and 1997, respectively. The decrease was due to lower interest rates and lower debt outstanding during 1998.

       The provision for income taxes as a percentage of earnings before income taxes was 7.4% and 13.3% in 1998 and 1997 respectively. The tax provision in the second quarter reflects a benefit of approximately 31% and 26% of income before taxes in 1998 and 1997, respectively, relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

LIQUIDITY AND CAPITAL RESOURCES

       The Company's net cash flows from operating activities were $19.3 and $16.6 for the six month period ended July 5, 1998 and June 29, 1997, respectively. The increase resulted primarily from higher net income in the 1998 period. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective supplies of raw material. Management believes the current inventory of $47.0 is adequate to meet customer requirements. Capital expenditures for the six month period ended July 5, 1998 were $2.2. During the second quarter the Company purchased its factory in Richmond, Va. which it had previously leased, and sold its old factory, which it had used as a warehouse, to the lessor for a net cash payment of $1.7.

       Under the Credit Agreement dated as of November 17, 1997, Pneumo Abex may borrow up to $120.0 under a revolving credit facility. At July 5, 1998, $65.0 was borrowed under the facility and approximately $22.8 was reserved to support lender guarantees for outstanding letters of credit. Management believes that the remaining availability of approximately $32.2 under the revolving credit facility and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service for the foreseeable future.

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


                                      M & F WORLDWIDE CORP.
                                      (Registrant)


Date: August 5, 1998                  By: /s/ Irwin Engelman
                                         ----------------------------------
                                         Irwin Engelman
                                         Executive Vice President and
                                         Chief Financial Officer


Date: August 5, 1998                  By: /s/ Laurence Winoker
                                         ----------------------------------
                                         Laurence Winoker
                                         Vice President and Controller
                                         (Principal Accounting Officer)