Form 10-Q
period 1998-10-04
M & F WORLDWIDE CORP
filed 1998-11-13
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-13780

                             M & F WORLDWIDE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           02-0423416
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

 35 EAST 62ND STREET, NEW YORK, NEW YORK                      10021
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                  212-572-8600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No


As of November 13, 1998, the Registrant had 20,656,502 outstanding shares of common stock of which 6,648,800 shares were held by Mafco Consolidated Group Inc.

                             M & F WORLDWIDE CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTH PERIODS ENDED    NINE MONTH PERIODS ENDED
                                                          -------------------------    ------------------------
                                                           OCT. 4,        SEPT. 28,       OCT. 4,      SEPT. 28,
                                                            1998            1997           1998          1997
                                                           ------          ------         ------         -----
Net sales                                                  $24.2           $23.6          $77.0          $75.1
Cost of sales                                              (12.5)          (12.3)         (40.1)         (40.6)
                                                           -----           -----          -----          -----
Gross profit                                                11.7            11.3           36.9           34.5

Selling, general and administrative expenses                (1.8)           (2.4)          (6.1)          (7.3)
Amortization of intangibles                                 (1.1)           (1.1)          (3.3)          (3.2)
                                                           -----           -----          -----          -----
Operating income                                             8.8             7.8           27.5           24.0

Interest (expense) income, net                              (1.0)           (1.6)          (3.5)          (5.1)
                                                           -----           -----          -----          -----
Income before income taxes                                   7.8             6.2           24.0           18.9
Provision for income taxes                                  (0.5)           (0.8)          (1.7)          (2.5)
                                                           -----           -----          -----          -----
Net income                                                   7.3             5.4           22.3           16.4
Preferred stock dividend                                    (0.4)           (0.4)          (1.2)          (1.2)
                                                           -----           -----          -----          -----
Net income available to common stockholders                $ 6.9           $ 5.0          $21.1          $15.2
                                                           =====           =====          =====          =====

Income per common share:
  Basic                                                    $ .33           $ .24          $1.02          $ .74
                                                           =====           =====          =====          =====
  Diluted                                                  $ .31           $ .23          $ .95          $ .71
                                                           =====           =====          =====          =====

Weighted average shares outstanding:
  Basic                                                     20.7            20.7           20.7           20.7
                                                           =====           =====          =====          =====
  Diluted                                                   23.6            23.2           23.6           23.2
                                                           =====           =====          =====          =====


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    OCTOBER 4,   DECEMBER 31,
                                                                       1998          1997
                                                                      ------        ------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                         $  0.9        $  0.4
    Trade accounts receivable, net                                      10.9          10.0
    Inventories                                                         49.4          50.0
    Prepaid expenses and other                                           1.0           1.1
                                                                      ------        ------
        Total current assets                                            62.2          61.5

Property, plant and equipment, net                                      27.2          25.8
Deferred tax asset, net                                                 38.4          38.4
Intangible assets related to business acquired, net                    164.4         167.6
Other assets                                                            22.7          19.8
                                                                      ------        ------
                                                                      $314.9        $313.1
                                                                      ======        ======

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Short term borrowings                                             $  1.2        $  1.0
    Trade accounts payable                                               4.9           5.7
    Accrued compensation and benefits                                    3.9           3.6
    Taxes payable                                                        3.6           2.7
    Deferred cash payments due to MCG                                      -           3.5
    Other accrued expenses                                               6.6           6.4
                                                                      ------        ------
        Total current liabilities                                       20.2          22.9

Long-term debt                                                          59.0          76.6
Other liabilities                                                        8.2           8.0

Redeemable preferred stock                                              20.0          20.0

Commitments and contingencies                                              -             -

Stockholders' equity:
    Common stock, par value $.01; 250.0 shares authorized;
        20.7 shares issued and outstanding in 1998 and 1997              0.2           0.2
    Additional paid-in-capital                                          26.7          26.7
    Retained earnings                                                  181.3         160.2
    Currency translation adjustment                                     (0.7)         (1.5)
                                                                      ------        ------
        Total stockholders' equity                                     207.5         185.6
                                                                      ------        ------
                                                                      $314.9        $313.1
                                                                      ======        ======

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                   NINE MONTH PERIODS ENDED
                                                                   ------------------------
                                                                   OCT. 4,         SEPT. 28,
                                                                    1998              1997
                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $22.3             $16.4
                                                                    -----             -----
Adjustments to reconcile net income to total cash
 provided by operating activities:
    Depreciation and amortization                                     5.2               4.9
Changes in assets and liabilities:
    Increase in trade accounts receivable                            (0.5)             (0.9)
    Decrease (increase) in inventories                                1.2              (1.6)
    Increase (decrease) in trade accounts payable                    (1.1)              0.5
    Other, net                                                       (0.9)              1.2
                                                                    -----             -----
       Cash provided by operating activities                         26.2              20.5
                                                                    -----             -----

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                                 (3.0)             (1.8)
Investment in joint venture, net                                        -              (1.2)
                                                                    -----             -----
       Cash used in investing activities                             (3.0)             (3.0)
                                                                    -----             -----

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of borrowings, net                                        (17.6)             (7.0)
Preferred dividends                                                  (1.6)             (1.2)
Deferred cash payment due to MCG                                     (3.5)             (3.7)
Decrease in restricted cash                                             -               1.6
                                                                    -----             -----
       Cash used in financing activities                            (22.7)            (10.3)
                                                                    -----             -----

Effect of exchange rate changes on cash                                 -              (0.2)
                                                                    -----             -----

Net increase in cash and cash equivalents                             0.5               7.0
Cash and cash equivalents at beginning of period                      0.4               5.7
                                                                    -----             -----
Cash and cash equivalents at end of period                          $ 0.9             $12.7
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

2. INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                                          OCTOBER 4,         DECEMBER 31,
                                             1998                1997
                                             -----               -----
    Raw materials and supplies               $36.7               $36.6
    Work-in-process                            0.5                 0.6
    Finished goods                            12.2                12.8
                                             -----               -----
                                             $49.4               $50.0
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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

4. COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting on Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income for the Company for the three month periods ended October 4, 1998 and September 28, 1997 was $8.1 and $5.4, respectively and $23.1 and $15.3, respectively for the nine month periods ended October 4, 1998 and September 28, 1997. Such amounts represent net income and foreign currency translation adjustments for each period presented.

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

         Due to the Company's policy of ending all interim accounting periods on Sunday, the 1998 nine month period ended on October 4, 1998 and had 277 days whereas the 1997 nine month period ended on September 28, 1997 and had 271 days. Because daily shipment volumes are not consistent but rather depend upon the timing of customer orders and the availability and timing of shipments by transport companies, the additional days in 1998 had no significant effect on the results for the nine month periods. The third quarter in both 1998 and 1997 had 91 days.

Three months ended October 4, 1998 compared to the three months ended September 28, 1997

     Net sales were $24.2 in the third quarter of 1998 and $23.6 in the third quarter of 1997. The increase of $0.6 or 2.5% was due to higher shipment volume primarily to the Company's customers in the tobacco industry.

     Cost of sales were $12.5 and $12.3 in the third quarter of 1998 and 1997, respectively As a percentage of net sales, the Company's cost of sales was 51.7% in 1998 and 52.1% in 1997. This decrease was due to a change in the mix of products sold.

     SG&A expenses were $1.8 and $2.4 in the third quarter of 1998 and 1997, respectively. The 1998 expenses were lower primarily due to higher income recorded from the Company's overfunded pension plan.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

     Interest expense, net was $1.0 and $1.6 in the third quarter of 1998 and 1997, respectively. The decrease was due to lower average interest rates and lower average debt outstanding in the quarter.

     The provision for income taxes as a percentage of earnings before income taxes was 6.4% in 1998 and 12.9% in 1997. The tax provision in the third quarter reflects a benefit of approximately 32% and 25% of income before taxes in 1998 and 1997, respectively, relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

Nine months ended October 4, 1998 compared to the nine months ended September 28, 1997.

    Net sales were $77.0 and $75.1 for the nine month periods ended October 4, 1998 and September 28, 1997, respectively. The increase of $1.9 was 2.5% over 1997 and resulted from increased shipments to the Company's domestic and foreign licorice customers in the tobacco industry.

    Cost of sales were $40.1 and $40.6 in 1998 and 1997, respectively. Cost of sales in 1997 included a charge of $1.3 for the amortization of the purchase price allocation related to inventories resulting from the November 1996 Flavors Acquisition. As a percentage of net sales, cost of sales was 52.1% in 1998 and 54.1% in 1997. The 1998 decrease was due primarily to the charges relating to the Flavors Acquisition in 1996.

    SG&A expenses were $6.1 and $7.3 in 1998 and 1997, respectively. The 1998 decrease of $1.2 was primarily due to higher income recorded from the Company's overfunded pension plan.

    Interest expense, net was $3.5 and $5.1 in 1998 and 1997, respectively. The decrease was due to lower interest rates and lower debt outstanding during 1998.

    The provision for income taxes as a percentage of earnings before income taxes was 7.1% and 13.2% in 1998 and 1997 respectively. The tax provision for the nine months reflects a benefit of approximately 32% and 27% of income before taxes in 1998 and 1997, respectively, relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of Flavors projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

 YEAR 2000

    The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected, ranging from complex information technology ("IT") computer systems to non-IT devices such as an individual machine's programmable logic controller.

    To address this issue, the Company developed a multi-phase plan including the formation of a team consisting of internal resources and third-party experts. The phases of the plan include: inventorying affected technology and assessing the impact of the Year 2000 issue on IT systems, non-IT systems (such as factory equipment, building systems and other embedded systems) and business partner readiness; developing solution plans; modification or replacement; testing and certification; and developing contingency plans. The evaluation and assessment phases of the components of software and hardware of the Company are complete and the Company has adopted plans for remediation. At this time modifications to existing software are essentially complete and testing phases began in October. Computer hardware and most manufacturing control systems are currently compliant. The Company expects to have critical IT systems installed, tested and compliant by mid-calendar year 1999.

    The Company relies on third-party suppliers for many products and services and the Company could be adversely impacted if these suppliers, and the Company's customers as well, do not make the necessary changes to their own systems and products successfully and in a timely manner. The Company has implemented a plan to communicate with its customers and suppliers on this issue in an effort to minimize any potential Year 2000 compliance impact. The Company's primary suppliers of licorice root and licorice extract do not rely on computer applications and will therefore be able to supply the Company with its licorice requirements after the turn of the century. In addition, the Company plans to have on hand at December 31, 1999, enough licorice root to meet production requirements for the next fifteen to twenty four months, thus mitigating any major disruptions in the ocean freight transportation system. The Company's principal customers are the major US cigarette and chewing tobacco companies. They are aware of the Year 2000 problems and have programs in effect to become compliant by the turn of the century, however, it is not possible to guarantee their compliance.

    The total cost of the program is estimated to be $0.3 of which approximately fifty percent has been incurred. All of the costs associated with the Company's Year 2000 efforts have come from, or are expected to come from, cash flow from operations and have been or will be expensed when incurred.

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable, in its usual fashion, to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, failure of critical suppliers and service providers to perform and disruptions in the economy generally resulting from Year 2000 issues could

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

also materially adversely affect the Company. The amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time nor can the Company identify specifically the most likely worst case scenario.

    The Company has contingency plans for some critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing certain inventories and adjusting staffing strategies.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $26.2 and $20.5 for the nine month period ended October 4, 1998 and September 28, 1997, respectively. The increase resulted primarily from higher net income in the 1998 period. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective supplies of raw material. Management believes the current inventory of $49.4 is adequate to meet customer requirements. Capital expenditures for the nine month period ended October 4, 1998 were $3.0. During the second quarter the Company purchased its factory in Richmond, Va. which it had previously leased, and sold its old factory, which it had used as a warehouse, to the lessor for a net cash payment of $1.7.

    Under the Credit Agreement dated as of November 17, 1997, Pneumo Abex may borrow up to $120.0 under a revolving credit facility. At October 4, 1998, $59.0 was borrowed under the facility and approximately $22.9 was reserved to support lender guarantees for outstanding letters of credit. For the nine month period ended October 4, 1998, the Company had repaid $17.6 under this facility. Management believes that the remaining availability of approximately $38.1 under the revolving credit facility and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service for the foreseeable future.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q for the quarter ended October 4, 1998, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

    The Company's consolidated results and the forward-looking statements could be affected by, among other things, (i) economic, climatic or political conditions in countries in which the Company sources licorice root;
(ii) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (iii) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (iv) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of its customers, suppliers, or other strategic business partners. The Company assumes no responsibility to updated forward-looking information contained in this Form 10-Q filing.

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


                                          M&F WORLDWIDE CORP.
                                              (Registrant)

Date: November 13, 1998                   By: /s/Irwin Engelman
                                              --------------------
                                               Irwin Engelman
                                               Executive Vice President and
                                               Chief Financial Officer

Date: November 13, 1998                   By: /s/ Laurence Winoker
                                              --------------------
                                               Laurence Winoker
                                               Vice President and Controller
                                               (Principal Accounting Officer)