Form 10-K
period 1998-12-31
M & F WORLDWIDE CORP
filed 1999-03-31
CIK 945235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number  1-13780

                               M&F WORLDWIDE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      02-0423416
   --------------------------------                    -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   35 East 62nd Street, New York, N.Y.                         10021
----------------------------------------               -------------------
(Address of principal executive offices)                    (Zip Code)

                                  212-572-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
            Title of each class                       on which registered
--------------------------------------           -----------------------------
Common Stock, par value $.01 per share           New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X]Yes [ ]No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 8, 1999 was $126,068,778.

         The number of shares of Common Stock outstanding as of March 8, 1999 were 20,656,502.

                       Documents incorporated by reference

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1999, are incorporated herein by reference into Part III.

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

         On November 25, 1996, Mafco and M&F Worldwide consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, by and among MCG, M&F Worldwide and PCT International Holdings Inc. ("Purchaser"), a Delaware corporation and wholly-owned subsidiary of M&F Worldwide. Pursuant to the Purchase Agreement, Purchaser acquired from MCG (the "Flavors Acquisition"), all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors Holdings"), a Delaware corporation and wholly-owned subsidiary of MCG, and 23,156,502 Value Support Rights (each a "VSR" and, collectively, the "VSRs") issued pursuant to a Value Support Rights Agreement (the "VSR Agreement"), dated November 25, 1996 between MCG and American Stock Transfer & Trust Company, as trustee.

         In consideration for the Shares and VSRs, Purchaser paid MCG cash in the amount of $180 million. In addition, Purchaser paid MCG deferred cash payments of $3.7 million on June 30, 1997 and $3.5 million on January 2, 1998. MCG owns approximately 32% of the outstanding shares of M&F Worldwide Common Stock and all of the convertible redeemable preferred stock, which has an aggregate liquidation preference of $20.0 million.

         Immediately following the Flavors Acquisition, Mafco Worldwide Corporation ("Mafco Worldwide"), then a wholly-owned subsidiary of Flavors Holdings, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and becoming a wholly-owned subsidiary of Flavors Holdings.

         Through Pneumo Abex (as the successor to Mafco Worldwide), the Company is primarily in the business of producing licorice flavors and other flavoring agents. Based upon its knowledge of the licorice industry, the Company believes that it is the world's largest producer of licorice flavors. The Company also believes that it manufactures more than 70% of the worldwide licorice flavors sold to end-users. Approximately 73% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice flavors represent a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element of the brand's flavor.

         The Company also sells licorice flavors to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as a garden mulch under the name Right Dress. The Company's other flavor products include natural flavors from roots, berries, spices and botanicals that are used as in food and tobacco products.

         The Company has achieved its position as the world's leading manufacturer of licorice flavors through its experience in obtaining licorice root, its technical expertise at maintaining the consistency and quality of its product and its ability to develop and manufacture proprietary formulations for individual customers and applications.

Operating Strategies

         The Company intends to maintain its position as the world leader in licorice flavors: (a) by continuing to expand in foreign markets as the popularity of American blend cigarettes continues to increase; (b) by improving its manufacturing process and raw material procurement in order to achieve lower costs and; (c) by forming joint ventures in strategic areas of the world to increase its overall licorice business. In addition, the Company intends to expand its business in non-licorice botanical products and extracts.

Products and Manufacturing

         Licorice flavoring agents. The Company produces a variety of licorice products from licorice root, licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey and Gardanne, France. The Company selects licorice root from various sources to optimize flavoring and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semifluid or blocks, depending on the customer's requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with licorice flavors from other producers and non-licorice ingredients to produce licorice flavors that meet the individual customer's requirements. Licorice extract can be further purified to produce licorice derivatives. The Company maintains finished goods inventories of sufficient quantity to provide immediate delivery to its domestic tobacco and non-tobacco customers. Domestically produced licorice flavors for foreign orders are either produced and shipped within 30 days or shipped immediately from inventory held at a European warehouse. French produced licorice flavors are primarily shipped from inventory.

         Non-licorice flavoring agents. The Company also sells flavoring agents to the tobacco, spice, pharmaceutical and health food industries. The Company cleans, grinds or cuts unprocessed spices and botanicals, principally chilies, sage, cassia (cinnamon) and cocoa bean shells to customer specifications.

Raw Materials

         Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant's roots, which can be up to several inches thick and up to 25 feet long are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, the Company acquires the root in local markets for shipment to the Company's processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by the Company originates in Afghanistan, China, Pakistan, Azerbaijan, Uzbekistan, Turkmenistan, Syria and Turkey. Through many years of experience, the Company has developed extensive knowledge and relationships with their suppliers in these areas. Although the amount of licorice root the Company purchases from any individual source or country varies from year to year depending on cost and quality, the Company endeavors to purchase some licorice root from all available sources. This enables the Company to maintain multiple sources of supply and relationships with many suppliers so that if the licorice root from any one source becomes temporarily unavailable or uneconomic, the Company will be able to replace that source with licorice root from another area or supplier. During 1998, three suppliers of root, supplied 20%, 16% and 13%, respectively, of the Company's total root purchases. The Company tries to maintain a sufficient licorice root inventory and open purchase contracts to meet production needs for up to two years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore the Company has experienced little, if any, material spoilage. The Company has been able to obtain licorice root without interruption since World War II even though there has been periodic instability in the areas of the world where licorice root grows.

         In addition to licorice root, the Company also purchases significant quantities of licorice extract produced by others for use as a raw material. These licorice extracts are available from producers primarily in China in quantities sufficient to meet the Company's current requirements and anticipated requirements for the foreseeable future. During 1998, the Company had four suppliers of licorice extracts who each supplied more than 10% of total licorice extract purchases.

         Other non-licorice raw materials for the Company's non-licorice flavor products are commercially available through many domestic and foreign sources.

Sales and Marketing

         All licorice sales in the U.S. (including sales of licorice flavors to U.S. cigarette manufacturers for use in American blend cigarettes to be exported) are made through the Company's executive offices located in Camden, New Jersey, with technical support from the Company's research and development department. Outside the U.S., the Company sells its products directly from its Camden, New Jersey offices, through its Chinese and French subsidiaries, through exclusive agents and through independent distributors.

         The Company has established strong relationships with its customers in the tobacco, confectionery and other industries because of its expertise in producing and supplying consistent quality licorice products and other flavoring agents with a high level of service and security of supply. The Company ships products worldwide and provides technical assistance for product development for both tobacco and non-tobacco applications.

         The Company sells licorice root residue, a by-product of the licorice extract manufacturing process, as a garden mulch under the name Right Dress. Distribution of Right Dress is limited to the area within a 200-mile radius of Camden, New Jersey due to shipping costs and supply limitations.

         In 1998, the Company's ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 62% of the Company's net revenues and one customer, Philip Morris Companies Inc. ("Philip Morris") accounted for approximately 31% of the Company's 1998 sales. If Philip Morris were to stop purchasing licorice from the Company, it would have a significant adverse effect on the financial results of the Company.

Competition

         The Company believes that its position as the largest manufacturer of licorice flavors in the world arises from its long-standing ability to provide its customers with a steady supply of high quality and consistent products, together with superior technical support. Producing licorice flavors of consistently high quality at low cost requires an experienced work force, careful manufacturing and rigorous quality control. The Company's long-term relationships and knowledge of the licorice root market are of great value in enabling it to consistently acquire quality raw materials at reasonable cost. Although the Company could face increased competition in the future, the Company currently encounters limited competition in sales of licorice flavors to tobacco companies in many of its markets as a result of the factors described above and the large investments in inventories of raw materials and production facilities that are required to adequately fulfill its customers' needs. Other markets in which the Company operates, particularly the confectionery licorice market in Europe, are more competitive. Significant competing producers of licorice flavors are government owned and private corporations in China, a government owned corporation in Iran and a government affiliated corporation based in Israel.

The Tobacco Industry

         Developments and trends within the tobacco industry may have a material effect on the operations of the Company.

         During the period from 1994-1998, U.S. cigarette consumption declined at an estimated average rate of 0.8% per year and exports of cigarettes by U.S. manufacturers decreased at an estimated average rate of 2.2% per year. From 1994 to 1996, exports of cigarettes increased at an estimated average rate of 5.2% per year. In 1997 and 1998, exports of cigarettes decreased at an estimated average rate of approximately 9.2% per year. The growth of U.S. cigarette exports prior to 1997 was due to successful marketing of U.S. cigarette brands by U.S. tobacco manufacturers, the increasing popularity of the lighter flavor of American blend cigarettes, particularly in Europe and Asia and reduced trade barriers that had previously limited imports of cigarettes manufactured by U.S. manufacturers. The decrease in exports in 1997 and 1998 is due to increased foreign manufacturing capacity by U.S. tobacco companies, inventory adjustments and the timing of export shipments. In response to the growing popularity of American blend cigarettes and increased exports by U.S. manufacturers, foreign manufacturers are now producing American blend cigarettes.

         Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. U.S. production of chewing tobacco products has steadily declined for more than a decade and from 1994 through 1998 it has declined by 4.5%. Consumption has declined because chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970s and has increased 3.1% from 1994 through 1998 due at least in part to the shift away from cigarettes and other types of smoking tobacco.

         Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels. Together with changing public attitudes toward tobacco products, a constant expansion of tobacco regulations since the early 1970s has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry.

         For more than 30 years, the sale and use of tobacco products has been subject to opposition from government and health officials in the U.S. and other countries due to claims that tobacco consumption is harmful to an individual's health. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state and federal taxes on cigarettes have resulted in lower tobacco consumption, which is likely to continue in the future. The Company cannot predict the future course of tobacco regulation. Any substantial increase in tobacco regulation may adversely affect tobacco product sales, which could indirectly have a material adverse effect on the Company.

         In the last several years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Certain of these claims were tentatively settled during 1998 ("1998 Settlements"), though certain of the settlements may be subject to legal challenge. Among other things, the 1998 Settlements require the tobacco product manufacturers to pay a substantial monetary settlement and adhere to certain advertising and marketing restrictions. As a result of the 1998 and other settlements, the cigarette companies have increased the wholesale price of cigarettes in order to recoup a portion of the cost of the settlements. At this time the Company is unable to determine how much these price increases will reduce tobacco consumption or the effect on the Company's financial performance. There can be no assurance that there will not be an increase in health-related litigation against the tobacco industry or that the Company, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on the Company.

         The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state and local excise taxes for many years. In recent years, federal, state and local governments have increased or proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. The Company is unable to predict the likelihood of enactment of such proposals or the extent to which enactment of such proposals would affect tobacco sales. A significant reduction in consumption of cigarettes and other tobacco products could have a material adverse effect on the Company.

Seasonality

         The licorice business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first seven months of the year.

Backlog

         The backlog of the Company at any time is generally not significant. Domestic and foreign tobacco orders are received quarterly, monthly or weekly depending upon customer requirements. Certain confectionery customers negotiate annual contracts which were not significant at December 31, 1998.

Employees

         At December 31, 1998, the Company has approximately 317 employees. The Company has 148 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 2001. Management believes that its employee relations are good.

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

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to 30 other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, Whitman Corporation ("Whitman") has retained ultimate responsibility for all asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary of Cooper Industries, Inc. ("Cooper") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Performance of this obligation is guaranteed by Cooper. Federal-Mogul purchased Cooper's subsidiary in October 1998.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. Pursuant to court rulings and interim agreements reached with certain insurance carriers, insurers are reimbursing approximately 90% of the aggregate defense and settlement costs associated with such claims, and Pneumo Abex continues to seek recovery of the remaining amount of unreimbursed costs from its carriers in an ongoing insurance coverage litigation commenced in 1982. As of February 28, 1999, there were approximately 40,000 pending claims, and MCG has approximately $12.6 million in unreimbursed costs pending receipt from the insurance carriers or Whitman. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

         The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex's and its predecessor's operations to the extent not paid by third party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business which were sold to Parker Hannifin in April 1996. Accordingly, environmental liabilities arising after the 1988 Whitman acquisition that relate to the Company's former Aerospace facilities will be the responsibility of Pneumo Abex. Whitman is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from Whitman, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. Whitman is generally discharging its environmental indemnification liabilities in the ordinary course.

         It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the Whitman indemnity due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex.

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

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. The cost of the letters of credit are being funded by MCG and/or Whitman. Pneumo Abex had $20.0 million of letters of credit outstanding at December 31, 1998 and 1997, respectively, in connection with the Reimbursement Agreement.

         The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of indemnitors failing to satisfy their obligations is remote.

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

Item 2. Properties

     The Company's principal properties are as follows:


                                                                        Owned              Approximate
                                                                         or               Floor  Space
Location                   Use                                          Leased            (Square Feet)
--------                   ---                                          ------            -------------
Camden, New Jersey         Licorice manufacturing, warehousing         Owned                390,000
                           and administration
Pennsauken, New Jersey     Warehousing                                 Leased(a)             40,000
Gardanne, France           Licorice manufacturing and administration   Owned                 48,900
Richmond, Virginia         Manufacturing and administration            Owned                 65,000
                           for non-licorice products
Shaanxi, China             Licorice manufacturing and administration   Owned                 28,300

----------------------
(a)      Lease expires on June 18, 2003.

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

         The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. Certain claims for allegedly defective pricing made by the U.S. Government with respect to certain of these aerospace product sales were retained by Pneumo Abex in the Aerospace sale and remain outstanding. In each case Pneumo Abex contests the allegations made by the U.S. Government and has been attempting to resolve these matters without litigation.

         In November 1998, the United States Court of Appeals for the Seventh Circuit reinstated a lawsuit filed by a former division President of the predecessor company (the "Plaintiff") against Pneumo Abex, a predecessor of Pneumo Abex and The Henley Group, Inc. that had been dismissed in September 1993 by the United States District Court for the Northern District of Illinois. The Plaintiff filed his suit in 1990 seeking in excess of $880,000, plus his attorney's fees and pre-judgment interest, for an alleged breach of a severance compensation agreement and management compensation plan. In addition to reinstating Plaintiff's lawsuit, the Court of Appeals granted him summary judgment on the liability portion of his severance compensation agreement claim. The Court of Appeals remanded the case for a determination of damages and adjudication on the remainder of the claims. The remand has been stayed pending a determination on defendants' petition to the United States Supreme Court for a writ of certiorari to review the Seventh Circuit's judgment. Pneumo Abex intends to continue to contest Plaintiff's claims vigorously.

         The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice.

         See Item 1. Business - The Tobacco Industry and Corporate Indemnification Matters.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5. Market of Registrant's Common Equity and Related Stockholder Matters

         The M&F Worldwide Common Stock ("MFW Stock") is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol MFW. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the MFW Stock on the NYSE based on published financial sources.

                                               High             Low
                                               ----             ---
         Calendar 1997
                  First Quarter                8                7 1/4
                  Second Quarter               8 15/16          7 1/4
                  Third Quarter                9  3/4           8 1/2
                  Fourth Quarter              10  3/8           9 3/8
         Calendar 1998
                  First Quarter                9  3/8           8 1/4
                  Second Quarter              10  1/4           9 1/8
                  Third Quarter               11  1/8           9 3/16
                  Fourth Quarter              10  1/8           8 1/8

         The number of holders of record of the MFW Stock as of March 8, 1999 was approximately 6,984.

         The Company has not paid any cash dividends on the MFW Stock to date. Nor does the Company currently intend to pay regular cash dividends on the MFW Stock. The Company's dividend policy will be reviewed from time to time by the Board of Directors in light of the Compnay's results of operations and financial position and such other business considerations as the Board of Directors considers relevant. The ability of Pneumo Abex to pay dividends to the Company is limited by its credit agreement, which in turn may limit the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources" and the Notes to Consolidated Financial Statements.

         In order to protect the availability of the Company's net operating loss carryforwards, the Company's charter prohibits, subject to certain exceptions, transfers of MFW Stock, until such date as fixed by the Company's Board of Directors, to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding MFW Stock. The Company has been advised by counsel that the transfer restriction in the Company's charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

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

         The table below reflects financial data for each of the years in the five-year period ended December 31, 1998. The selected historical financial information for the year ended December 31, 1994 has been derived from the audited consolidated financial statements of Abex, while information for the years 1995, 1996, 1997, and 1998 have been derived from the audited consolidated financial statements of M&F Worldwide.

         The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of M&F Worldwide included elsewhere in this Annual Report on Form 10-K.


                                                                        For the Year Ended December 31,
                                                           -----------------------------------------------------
                                                           1998        1997           1996       1995       1994
                                                           ----        ----           ----       ----       ----
                                                              (Dollars in millions, except per share data)
Statement of Operations Data:
Net sales (a)                                              $99.8       $100.4         $9.5        $ -       $  -
Income (loss) from continuing operations (b)                40.1         22.5         10.4       (4.0)     (30.1)
Income (loss) per common share from
   continuing operations:
      Basic                                                 1.86         1.01          .43        (.24)     (1.52)
      Diluted                                               1.71          .96          .43        (.24)     (1.52)

Balance Sheet Data (at period end):
Total assets (c)                                          $322.3       $313.1       $318.1      $51.3     $336.8
Long-term debt (including current portion
   and short-term borrowings) (d)                           53.3         77.6        100.1          -       31.1
Redeemable preferred stock (e)                              20.0         20.0         20.0       20.0          -
Total stockholders' equity (f)                             223.1        185.6        166.0       22.5      102.2

--------------------
(a) Reflects sales of Flavors since its acquisition on November 25, 1996. Sales of the Company's Aerospace and industrial products businesses are included in discontinued operations through their respective dates of sale.

(b) Includes the results of Flavors, since its acquisition on November 25, 1996. Prior to the Abex Merger and the Transfer, results from continuing operations reflects costs associated with the former corporate office of Abex. Increase in 1998 reflects benefit from reversal of tax valuation allowance.

(c) The decrease from 1994 to 1995 was primarily the result of the Transfer. The increase from 1995 to 1996 primarily reflects the Flavors Acquisition funded with proceeds from the Aerospace Sale.

(d) Decrease in long-term debt in 1995 was primarily related to the paydown of debt as well as the sale of certain business segments. The increase in long-term debt from 1995 to 1996 was primarily the result of the Flavors Acquisition. Decreases in 1997 and 1998 were primarily related to the paydown of debt with cash generated from operations.

(e) Reflects the issuance of redeemable convertible preferred stock in connection with the Abex Merger and Transfer.

(f) Stockholders' equity includes the gain recorded in 1994 on the sale of the industrial products business of $128.4 and the gain of $153.7 in 1996 on the sale of the Aerospace business partially offset by the VSR distribution of $23.2 in 1996.

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

         The discussion of historical results reflects the results of operations of the Company's licorice extract and other flavors business since November 25, 1996, the date of the Flavors Acquisition. The results of operations data presented below reflects the application of the purchase method of accounting for the Flavors Acquisition based on the purchase price allocation.

Results of Operations

         The pro forma consolidated financial information below gives effect to the Flavors Acquisition, the Abex Merger and Transfer and the Aerospace Sale as if such transactions occurred on January 1, 1995.


                                                                         Year Ended December 31,
                                                                  --------------------------------------
                                                                                                Proforma
                                                                    1998            1997          1996
                                                                   ------          ------       --------
                                                                (in millions)   (in millions)   (in millions)
         Net sales                                                 $99.8           $100.4        $103.4
         Cost of sales                                             (51.4)           (54.0)        (57.3)
                                                                  ------           ------        ------
         Gross profit                                               48.4             46.4          46.1
         Selling, general and administrative expenses               (8.3)            (9.9)         (8.5)
         Amortization of intangibles                                (4.3)            (4.3)         (4.3)
         Other, net                                                 (0.2)             0.3           0.3
                                                                  ------           ------        ------
         Operating income                                           35.6             32.5          33.6
         Interest expense                                           (4.4)            (7.1)         (9.9)
         Interest, investment and other income,                        -              0.5           0.5
                                                                  ------           ------        ------
         Income from continuing operations before income taxes      31.2             25.9          24.2
         Benefit from (provision for) income taxes                   8.9             (3.4)         (3.3)
                                                                  ------           ------        ------
         Income from continuing operations                        $ 40.1           $ 22.5        $ 20.9
                                                                  ======           ======        ======

Actual year ended December 31, 1998 compared to year ended December 31, 1997.

         Net sales were $99.8 million in 1998 and $100.4 million in 1997, a decrease of $0.6 million. U.S. and foreign sales each increased $0.4 million in 1998 due to higher tobacco industry sales. Export sales decreased $1.4 million in 1998 due to lower sales to customers in Southeast Asia.

         Cost of sales were $51.4 million in 1998 as compared to $54.0 million in 1997. The decrease of $2.6 million was due to lower material costs, increased efficiencies in the licorice extract manufacturing process, and a change in the mix of products produced and sold. As a percentage of net sales, cost of sales decreased to 51.5% from 53.8%.

         For the reasons stated above, the gross profit percentage increased to 48.5% in 1998 from 46.2% in 1997.

         SG&A expenses were $8.3 million in 1998 and $9.9 million in 1997. The decrease of $1.6 million was primarily due to higher income from the Company's overfunded pension plan and lower professional service costs.

         Interest expense was $4.4 million in 1998 and was $7.1 million in 1997. The decrease of $2.7 million was due to lower average debt levels in 1998 at lower average interest rates in 1998.

         The Company recorded a tax (benefit) provision from continuing operations of ($8.9) million (an effective tax rate of (28.5)%) and $3.4 million (an effective tax rate of 13.1%) for the years ended December 31, 1998 and 1997, respectively. The 1998 tax provision reflects $22.5 million of federal benefit related to the reversal of the valuation allowance that had been recorded against net operating losses. Based on the Company's results of operations and its outlook for the business, including taking account of developments in the tobacco industry during 1998, the Company believes that it is more likely than not that these tax benefits will be realized. For the year ended December 31, 1997, the effective tax rate differs from the statutory tax rate due to a reduction of the valuation allowance which represents a portion of the Company's net operating losses which are expected to be utilized.

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

         Cost of sales were $54.0 million and $6.6 million for the year ended December 31, 1997 and 1996 respectively. Cost of sales in 1996 reflects the business of Flavors since the Flavors Acquisition on November 25, 1996, including one month's amortization of the purchase accounting write-up related to inventory of $1.3 million and depreciation expense on property, plant and equipment, whereas 1998 reflects an entire year's results.

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

Liquidity and Capital Resources

         The Company's net cash flows provided by operating activities were $33.6 million, $25.3 million and $8.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Cash provided by operating activities during 1998 and 1997 was primarily from net income. Cash provided by operating activities during 1996 primarily reflects operating cash flows of Flavors since the Flavors Acquisition.

         Cash flows used in investing activities in 1998 consisted primarily of capital expenditures of $3.4 million, including $1.6 million for the purchase of a previously leased factory in Richmond, VA. Cash flows used in investing activities during 1997 consisted of capital expenditures of $2.3 million, and $1.9 million for a 50% equity investment in a Peoples' Republic of China ("PRC") company and the purchase of a U.S. company which owns a PRC company. Cash flows provided by investing activities during 1996 consisted primarily of the proceeds from the sale of Aerospace partially offset by the cash used in the Flavors Acquisition. Capital expenditures by the Company during 1996 since the Flavors Acquisition were $0.2 million. On a pro forma basis, assuming the Flavors Acquisition had occurred on January 1,

1995, capital expenditures would have been $1.9 million in 1996. While the Company has not made any significant commitments for capital expenditures, they are planned to be approximately $1.8 million for 1999.

         Cash flows used in financing activities in 1998 were for reduction of debt, preferred dividends and the final payment due to MCG relating to the Flavors Acquisition. Cash flows used in financing activities in 1997 primarily reflects the refinancing of the Company's 11 7/8% Senior Subordinated Notes due 2002 in November 1997 with borrowings under a new credit agreement and available cash. Cash flows from financing activities in 1996 primarily reflect net repayments of borrowings of $25.1 million. In November 1997, the Company entered into a five-year $120.0 million revolving credit facility with a group of banks to finance the redemption of all of its outstanding debt and for its working capital and other general corporate purposes. At December 31, 1998, $52.0 million was borrowed under this facility and $22.2 million was reserved for lender guarantees on outstanding letters of credit. Management believes the remaining availability of approximately $45.8 million under the revolving credit facility and cash generated from operations will be sufficient to meet the Company's needs for working capital, capital expenditures and debt service for the foreseeable future.

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

         To address this issue, the Company developed a multi-phase plan including the formation of a team consisting of internal resources and third-party experts. The phases of the plan include: taking inventory of affected technology and assessing the impact of the Year 2000 issue on IT systems, non-IT systems (such as factory equipment, building systems and other embedded systems) and business partner readiness; developing solution plans; modification or replacement; testing and certification; and developing contingency plans. The evaluation and assessment phases of the components of software and hardware of the Company are complete and the Company has adopted plans for remediation. At this time modifications to existing software are essentially complete and testing phases began in October 1998. Computer hardware and most manufacturing control systems are currently compliant. The Company expects to have critical IT systems installed, tested and compliant by mid-calendar year 1999.

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

         The total cost of the program is estimated to be $0.3 million of which approximately sixty percent has been incurred. All of the costs associated with the Company's Year 2000 efforts have been paid from, or are expected to be paid from, cash flow from operations and have been or will be expensed when incurred.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable, in its usual fashion, to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, failure of critical suppliers and service providers to perform and disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time nor can the Company identify specifically the most likely worst case scenario.

The Company has contingency plans for some critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing certain inventories and adjusting staffing strategies.

Tax Matters

         In connection with the Abex Merger and the Transfer, MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 1998, the Company had available net operating loss carryforwards of approximately $158.2 million, which expire in years 2000 through 2011.

Other

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

Foreign Exchange

         Most of the Company's export sales and purchase of licorice raw materials are made in U.S. dollars. The Company's French subsidiary sells in several European currencies as well as the U.S. dollar and purchases raw materials principally in U.S. dollars. As of January 1, 1999 the Company's French subsidiary converted their financial accounts and record keeping to the Euro as required by the European Economic Community and French government.

Inflation

         Prior to 1993, Mafco Worldwide had historically been able to pass inflationary increases for raw materials and other costs onto customers through price increases. Since 1993, inflationary increases for raw materials and other costs have not been significant. There can be no assurance that the Company will be able to pass on future cost increases to its customers.

Recent Developments

         Certain claims against the tobacco product manufacturers were tentatively settled during 1998, though certain of the settlements may be subject to legal challenge. Among other things, the 1998 Settlements require the tobacco product manufacturers to pay a substantial monetary settlement and adhere to certain advertising and marketing restrictions. As a result of the 1998 and other settlements, the cigarette companies have increased the wholesale price of cigarettes in order to recoup a portion of the cost of the settlements. At this time, the Company is unable to determine how much of these price increases will reduce the cigarette consumption or the effect on the Company's financial performance.

Forward-looking Statements

         This annual report on Form 10-K for the year ended December 31, 1998, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

         The Company's consolidated results and the forward-looking statements could be affected by, among other things, (i) economic, climatic or political conditions in countries in which the Company sources licorice root; (ii) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (iii) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (iv) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of its customers, suppliers, or other strategic business partners. The Company assumes no responsibility to update forward-looking information contained in this Form 10-K filing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

                  The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1999 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1 and 2) Financial statements and financial statement schedule. See Index to Consolidated Financial Statements and Schedule, which appears, on page F-1 herein.

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

         10.19                      Amendment to the 1995 Stock Plan

         10.24 Employment agreement, dated January 7, 1997, between the Registrant and J. Eric Hanson.

         10.25                      The Company's 1997 Stock Option Plan.

         10.27 Credit Agreement dated as of November 17, 1997 among Pneumo Abex, the lenders (as defined in the Credit Agreement), Chase Manhattan Bank, Chase Securities Inc., Bank Boston, N.A. and Chase Manhattan Bank Delaware.

         10.28 Contract dated as of May 31, 1997 between Mafco Worldwide and Licorice and Paper Employees Association of Camden, New Jersey AFL-CIO.

         21*                        List of subsidiaries

         23.1*                      Consent of Independent Auditors

         24*                        Powers of attorney executed by Messrs.
                                    Perelman, Durnan, Folz, Gittis,
                                    Hookstratten, Hanson, Liebman, Maher,
                                    Meister, Slovin, and Taub.

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


                                    M&F WORLDWIDE CORP.


Dated:  March 25, 1999              By:/s/James R. Maher
                                       ----------------------------------------
                                         James R. Maher
                                         Chairman of the Board,
                                         President and Chief Executive Officer


Dated:  March 25, 1999              By:/s/J. Eric Hanson
                                       ----------------------------------------
                                         J. Eric Hanson
                                         Executive Vice President Finance
                                         and Administration
                                         (Principal Financial Officer)


Dated:  March 25, 1999              By:/s/Laurence Winoker
                                       ----------------------------------------
                                         Laurence Winoker
                                         Vice President and Controller
                                         (Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and of the dates indicated.

            Signature                              Title          Date
            ---------                              -----          ----
            Ronald O. Perelman *                   Director       March 25, 1999
----------------------------------------------
            Ronald O. Perelman

            James R. Maher *                       Director       March 25, 1999
----------------------------------------------
            James R. Maher

            Jaymie A. Durnan *                     Director       March 25, 1999
----------------------------------------------
            Jaymie A. Durnan

            Theo W. Folz *                         Director       March 25, 1999
----------------------------------------------
            Theo W. Folz

            Howard Gittis *                        Director       March 25, 1999
----------------------------------------------
            Howard Gittis

            J. Eric Hanson *                       Director       March 25, 1999
----------------------------------------------
            J. Eric Hanson

            E. Gregory Hookstratten *              Director       March 25, 1999
----------------------------------------------
            E. Gregory Hookstratten

            Lance A. Liebman *                     Director       March 25, 1999
----------------------------------------------
            Lance A. Liebman

            Paul M. Meister *                      Director       March 25, 1999
----------------------------------------------
            Paul M. Meister

            Bruce Slovin *                         Director       March 25, 1999
----------------------------------------------
            Bruce Slovin

            Stephen G. Taub *                      Director       March 25, 1999
----------------------------------------------
            Stephen G. Taub

* The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.


Dated:  March 25, 1999                               By:/s/Laurence Winoker
                                                        ----------------------
                                                        Laurence Winoker
                                                        Attorney-in-Fact

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                         Item 8, Item 14 (a)(1) and (2) and (d)
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                              YEAR ENDED DECEMBER 31, 1998



        The following consolidated financial statements of M&F Worldwide are included in Item 8:

        As of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996.


                                                                        Pages
                                                                        -----
Report of Independent Auditors...........................................F-2

Consolidated Balance Sheets..............................................F-3

Consolidated Statements of Income........................................F-4

Consolidated Statements of Stockholders' Equity..........................F-5

Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...............................F-7

        The following financial statement schedule of M&F Worldwide is included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant...............F-26


        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                             REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
M&F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M&F Worldwide Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M&F Worldwide Corp. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  Ernst & Young LLP


New York, New York
February 10, 1999

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share data)


                                                                December 31,
                                                           ----------------------
                                                             1998        1997
                                                           ---------   ---------

            ASSETS
Current assets:
     Cash and cash equivalents                               $  0.7       $  0.4
     Trade accounts receivable, net                             9.6         10.0
     Inventories                                               50.4         50.0
     Prepaid expenses and other                                 2.2          3.7
                                                            -------      -------
               Total current assets                            62.9         64.1

Property, plant and equipment, net                             26.6         25.8
Deferred tax asset                                             47.4         35.8
Intangibles assets related to business                                     167.6
  acquired, net                                               161.8
Pension asset                                                  21.9         17.6
Other assets                                                    1.7          2.2
                                                            -------      -------
Total assets                                                 $322.3       $313.1
                                                            =======      =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short term borrowings                                   $  1.3       $  1.0
     Trade accounts payable                                     4.6          5.7
     Accrued compensation and benefits                          4.0          3.6
     Taxes payable                                              3.3          2.7
     Deferred cash payments due to MCG                          -            3.5
     Other accrued expenses                                     6.5          6.4
                                                            -------      -------
               Total current liabilities                       19.7         22.9


Long-term debt                                                 52.0         76.6
Other liabilities                                               7.5          8.0

Redeemable preferred stock                                     20.0         20.0

Commitments and contingencies                                     -            -

Stockholders' equity:
     Common stock, par value $.01;
      250,000,000 shares authorized;
      20,656,502 shares issued and
      outstanding in 1998 and 1997                              0.2          0.2
     Additional paid-in capital                                26.7         26.7
     Retained earnings                                        198.7        160.2
     Accumulated other comprehensive (loss)                    (2.5)        (1.5)
                                                            -------      -------
Total stockholders' equity                                    223.1        185.6
                                                            -------      -------
Total liabilities and stockholders' equity                   $322.3       $313.1
                                                            =======      =======

                See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                       Consolidated Statements of Income
                  (Dollars in millions, except per share data)


                                                                         Year Ended December 31,
                                                                    --------------------------------
                                                                      1998        1997        1996
                                                                    --------    --------    --------
Net sales                                                           $ 99.8       $100.4       $  9.5
Cost of sales                                                        (51.4)       (54.0)        (6.6)
                                                                    -------      -------      -------
          Gross profit                                                48.4         46.4          2.9

Selling, general and administrative (expenses)                        (8.3)        (9.9)         0.1
  income
Amortization of intangibles                                           (4.3)        (4.3)        (0.4)
Other, net                                                            (0.2)         0.3            -
                                                                    -------      -------      -------
          Operating profit                                            35.6         32.5          2.6

Interest expense                                                      (4.4)        (7.1)        (0.9)
Interest, investment and other income, net                             -            0.5          8.9
                                                                    -------      -------      -------
          Income from continuing operations before income taxes       31.2         25.9         10.6
Benefit from (provision for) income taxes                              8.9         (3.4)        (0.2)
                                                                    -------      -------      -------
          Income from continuing operations                           40.1         22.5         10.4

Discontinued operations
          Income from operations of discontinued aerospace
           business, net of tax                                        -            -            4.4
          Gain on sale of discontinued aerospace business              -            -          153.7
                                                                    -------      -------      -------
Income from discontinued operations, net of  taxes                     -            -          158.1

Net income                                                            40.1         22.5        168.5
                                                                    -------      -------      -------
Preferred stock dividends                                             (1.6)        (1.6)        (1.6)
                                                                    -------      -------      -------

          Net income available to common stockholders               $ 38.5       $ 20.9       $166.9
                                                                    =======      =======      =======

Basic income per common share:
Continuing operations                                               $ 1.86       $ 1.01       $ 0.43

Discontinued operations                                               -            -            7.64
                                                                    -------      -------      -------
Net income                                                          $ 1.86       $ 1.01       $ 8.07
                                                                    ========     ========     =======

Diluted income per common share:
Continuing operations                                               $ 1.71       $ 0.96       $ 0.43
Discontinued operations                                               -            -            7.64
                                                                    -------      -------      -------
Net income                                                          $ 1.71       $ 0.96       $ 8.07
                                                                    ========     ========     =======





                See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                             (Dollars in millions)

                                                                             Retained        Accumulated
                                                         Additional          Earnings          Other
                                        Common            Paid-in         (Accumulated      Comprehensive
                                        Stock             Capital            Deficit)          (Loss)            Total
                                      ---------        -----------        ------------      --------------       -----

   Balance, December 31, 1995             $0.2             $26.7              $ (4.4)             $   -             $ 22.5

      Net income                                                               168.5                                 168.5
      Currency translation adjustment                                                              (0.2)              (0.2)
                                                                                                                   -------
      Comprehensive income                                                                                           168.3
                                                                                                                   -------

      Preferred stock dividends                                                 (1.6)                                 (1.6)
      Distribution of VSRs                                                     (23.2)                                (23.2)
                                          ----            ------               ------             ------           -------
   Balance, December 31, 1996              0.2              26.7               139.3               (0.2)             166.0

      Net income                                                                22.5                                  22.5
      Currency translation adjustment                                                              (1.3)              (1.3)
                                                                                                                   --------
      Comprehensive income                                                                                            21.2
                                                                                                                   --------
      Preferred stock dividends                                                 (1.6)                                 (1.6)
                                          ----            ------               ------             ------           --------

   Balance, December 31, 1997
                                           0.2              26.7               160.2               (1.5)             185.6

      Net income                                                                40.1                                  40.1
      Currency translation adjustment                                                              (1.0)              (1.0)
                                                                                                                   --------
      Comprehensive income                                                                                            39.1
                                                                                                                   --------
      Preferred stock dividends                                                 (1.6)                                 (1.6)
                                          ----            ------               ------             ------           --------
   Balance, December 31, 1998
                                          $0.2             $26.7              $198.7              $(2.5)            $223.1
                                          ====            ======              =======             ======           ========





                See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Dollars in millions)


                                                                 Year Ended December 31,
                                                              ------------------------------
                                                              1998          1997        1996
                                                             -------       ------      -----

Cash flows from operating activities
   Net income                                                 $40.1       $22.5       $168.5

   Adjustments to reconcile net income to net cash flows provided by operating activities:

        Income from operations of discontinued businesses        -           -          (4.4)
        Gain on sale of discontinued businesses                  -           -        (153.7)
        Depreciation and amortization                           6.9         6.7          0.5

   Changes in assets and liabilities net of assets and
     liabilities transferred, sold or acquired
         Increase in trade accounts receivable                  0.7         0.8          0.9
         Decrease (increase) in inventories                     0.1        (4.8)        (0.1)
         (Decrease) increase in accounts payable and
           accrued expenses                                    (1.3)        0.7          0.9
         (Increase) decrease in net deferred tax asset        (10.5)        0.6
         Other, net                                            (2.4)       (1.2)        (4.4)
                                                            ----------    -------     ---------
         Cash provided by operating activities                 33.6        25.3          8.2
                                                            ----------    -------     ---------

Cash flows used in investing activities
     Capital expenditures                                      (3.4)       (2.3)        (0.2)
     Proceeds from sale of discontinued operations, net          -           -         196.8
     Acquisition of Flavors, net of cash acquired                -           -        (178.4)
     Investment in companies in The Peoples' Republic
      of China                                                   -         (1.9)          -
                                                            ----------    -------     ---------
         Cash (used in) provided by investing activities       (3.4)       (4.2)        18.2
                                                            ----------    -------     ---------

Cash flows used in financing activities
     Repayment of borrowings                                  (24.4)     (105.6)       (25.1)
     Net short term borrowings                                   -          1.0           -
     Proceeds from revolving credit facility                     -         82.1          7.3
     Preferred stock dividends paid                            (2.0)       (1.2)        (1.6)
     Deferred cash payment to MCG                              (3.5)       (3.7)          -
     Other, net                                                  -          1.2         (1.3)
                                                            ----------    -------     ---------
          Cash used in financing activities                   (29.9)      (26.2)       (20.7)
                                                            ----------    -------     ---------

Effect of exchange rate on cash                                  -         (0.2)          -

Net increase (decrease) in cash and cash equivalents            0.3        (5.3)         5.7

Cash and cash equivalents at beginning of year                  0.4         5.7           -
                                                            ----------    -------     ---------
Cash and cash equivalents at end of year                       $0.7       $ 0.4         $5.7
                                                            ==========    =======     =========
Supplemental schedule of cash flow information:
     Interest paid                                             $4.4       $10.4         $0.3
     Taxes paid                                                 0.6         1.6          2.7

                See Notes to Consolidated Financial Statements.

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

        On November 25, 1996, MCG and M&F Worldwide consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, among other things, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors Holdings"), a wholly-owned subsidiary of MCG were acquired by the Company (see Note 3).

        The Company produces a variety of licorice flavors from licorice root, licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia and Gardanne, France. Approximately 73% of the Company's' licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company manufactures and sells other flavor products which include natural roots, spices and botanicals that are used in food and tobacco products.

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

Property, Plant and Equipment:

        Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets ranging from 3 to 20 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

Intangible Assets Related to Businesses Acquired:

        Intangible assets, including goodwill and product formulations, relate to the Flavors Acquisition and are being amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $9.0 and $4.7 at December 31, 1998 and 1997, respectively. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill is to review the carrying value of goodwill if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of goodwill will be reduced to their estimated fair value.

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)

Income (Loss) Per Common Share:

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants and convertible securities (See
Note 19).

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

Research and Development:

        Research and development expenditures are attributable to Flavors and expensed as incurred. The amounts charged against income were not significant in 1998 and 1997.

Foreign Currency Translation:

        Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the average exchange rates prevailing during the period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations and those resulting from translation of financial statements are reported in other comprehensive income.

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

        Each of the Purchase Agreement and VSR Agreement were unanimously approved by the Boards of Directors of MCG and M&F Worldwide and, in the case of M&F Worldwide, by a Special Committee of independent directors formed for the purpose of considering the transaction. MCG owns approximately 32% of the outstanding shares of M&F Worldwide Common Stock and all of the Preferred Stock with an aggregate liquidation preference of $20.0 (see Note 9).

        Immediately following the Flavors Acquisition, Mafco Worldwide, a wholly-owned subsidiary of Flavors, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and Pneumo Abex becoming a wholly-owned subsidiary of Flavors.


        The Flavors Acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price to assets and liabilities was based on their respective fair values at November 25, 1996. The purchase price and expenses associated with the acquisition exceeded the fair value of Flavors' net assets by $95.1 and has been assigned to goodwill, which is being amortized over 40 years on the straight-line basis. The fair values of the assets and liabilities acquired are summarized below:

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
                                                            ------
                                                            $189.2
                                                            ======

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)

        The following unaudited pro forma consolidated financial information for the year ended December 31, 1996 gives effect to the Flavors Acquisition, the Abex Merger and Transfer and the Aerospace Sale as if such transactions occurred on January 1, 1995. These pro forma results include certain adjustments, primarily increased depreciation and amortization and decreased interest and tax expense, and are not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 1995.

        Net sales                                           $103.4
        Income from continuing operations                     20.9
        Net income                                            20.9
        Basic income per share                                 .93
        Diluted income per share                               .90

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

5. INVENTORIES

        Inventories consisted of the following:

                                                     December 31,
                                              -----------------------
                                                1998            1997
                                              ------           -----
        Raw materials                          $36.0           $36.6
        Work-in-progress                         0.5             0.6
        Finished goods                          13.9            12.8
                                               -----           -----
                                               $50.4           $50.0
                                               =====           =====

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)

6. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                             December 31,
                                                       ---------------------
                                                       1998             1997
                                                       ----             ----
        Land                                           $ 1.7           $ 1.7
        Buildings                                        9.6             7.7
        Machinery and equipment                         20.0            18.7
        Construction-in-progress                         0.2             0.1
                                                      ------          ------
                                                        31.5            28.2
        Accumulated depreciation                        (4.9)           (2.4)
                                                      ------          ------
                                                       $26.6           $25.8
                                                       =====           =====


        Depreciation expense was $2.5, $2.3 and $0.2 in 1998, 1997 and 1996, respectively.

7. INCOME TAXES

        Information pertaining to the Company's income from continuing operations before income taxes and the applicable provision for income taxes is as follows:

                                                              Year  ended  December 31,
                                                         -----------------------------------
                                                           1998           1997        1996
                                                         --------       --------    --------
Income from continuing operations before income taxes:
  Domestic                                              $  29.6         $ 24.1        $  10.2
  Foreign                                                   1.6            1.8            0.4
                                                        -------         ------        -------
  Total income before taxes                             $  31.2         $ 25.9        $  10.6
                                                        =======         ======        =======

Provision (benefit) for income taxes:
  Current:
   Federal                                              $   0.5         $  1.0        $   -
   State and local                                          1.2            1.0            0.1
   Foreign                                                  0.9            0.7            0.1
                                                        -------         ------        -------
                                                            2.6            2.7            0.2
   Deferred:
    Federal                                               (11.3)           -              -
    State and local                                          -             0.4            -
    Foreign                                                (0.2)           0.3            -
                                                        -------         ------        -------
Total provision (benefit) for income taxes              $  (8.9)        $  3.4        $   0.2
                                                        =======         ======        =======

        The Company recorded a tax (benefit) provision from continuing operations of ($8.9) (an effective tax rate of (28.5)%) and $3.4 (an effective tax rate of 13.1%) for the years ended December 31, 1998 and 1997, respectively. The 1998 tax provision reflects $22.5 of federal benefit related to the reversal of the valuation allowance that had been recorded against net operating losses. Based on the Company's results of operations and its outlook for the business, including taking account of

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)

developments in the tobacco industry during 1998, the Company believes that it is more likely than not that these tax benefits will be realized. For the year ended December 31, 1997, the effective tax rate differs from the statutory tax rate due to a reduction of the valuation allowance which represents a portion of the Company's net operating losses which are expected to be utilized.


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


        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             December 31,
                                                      -----------------------
                                                        1998            1997
                                                      --------        -------
Deferred tax assets:
  Current
    Inventory                                          $ 0.6            $0.6
    Accrued expenses and other liabilities               0.4             2.0
  Long-term
    Other liabilities                                    2.3             -
    Property, plant and equipment                        0.5             -
    Net operating loss carryforwards                    55.4            64.7
    Capital loss carryforwards                           7.0             7.0
    Minimum tax carryforward                             -               0.2
                                                      -------          ------
      Total deferred tax asset                          66.2            74.5
    Valuation allowance                                 (7.0)          (29.5)
                                                      -------          ------
      Total deferred tax asset net of valuation
       allowance                                        59.2            45.0

Deferred tax liabilities:
  Long-term
    Property, plant and equipment                        1.0             0.8
    Pension asset                                        7.7             5.9
    Intangibles                                          3.9             2.0
    Other                                                -               0.2
                                                      -------          ------

      Total deferred tax liability                      12.6             8.9
                                                      -------          ------
Deferred tax assets in excess of deferred tax
 liabilities                                           $46.6           $36.1
                                                      =======          ======

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)


The effective tax rate on income from continuing operations before income taxes varies from the current statutory federal income tax rate as follows:


                                                             1998         1997        1996
                                                          --------      --------    --------
        Statutory rate                                      35.0%         35.0%        35.0%
        State and local taxes, net                           4.1           5.6          0.6
        Alternative minimum tax                              1.7           0.9          -
        Foreign tax in excess of U.S.                        0.3           1.5          -
        Decrease in valuation allowance                    (72.2)        (33.1)        (4.8)
        Benefit of tax loss - discontinued operations        -             -          (28.9)
        Other                                                2.6           3.2          -
                                                          --------      ---------    ---------

                                                           (28.5)%         13.1%        1.9%
                                                          ========      =========    =========

        The Company had available net operating loss carryforwards of approximately $158.2 and $184.7 at December 31, 1998 and 1997, respectively, which expire in the years 2000 through 2011.

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

8. AUTHORIZED CAPITAL STOCK

        M&F Worldwide's authorized capital stock consists of 250,000,000 shares of common stock, par value $0.01 per share, of which 20,656,502 shares were outstanding at December 31, 1998 and 1997 and 250,020,000 shares of preferred stock, par value $0.01 per share, 20,000 of which were outstanding at December 31, 1998 and 1997.

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

        The Preferred Stock is non-voting, except as required by law and as follows: (i) in the event M&F Worldwide defaults on the equivalent of six quarterly dividends, the M&F Worldwide Board of Directors ("M&F Worldwide Board") shall be increased by two, and holders of the Preferred Stock shall have the exclusive right to elect two directors to the M&F Worldwide Board, such right to remain in effect until all accumulated dividends have been paid in full and dividends have been paid regularly for at least a year; (ii) in the event M&F Worldwide defaults on its mandatory redemption obligation, the M&F Worldwide Board shall be increased by two, and holders of the Preferred Stock shall have the exclusive right (in addition to all other rights) to elect two directors to the M&F Worldwide Board, such right to remain in effect until such default is cured; and (iii) the affirmative vote of holders of the Preferred Stock representing at least 662/3% of the aggregate voting power as a separate class shall be required for (x) the authorization of any preferred stock having a preference as to dividends or in liquidation over the Preferred Stock, and (y) the adoption of any amendment to the M&F Worldwide charter if such amendment materially affects any of the rights, preferences or privileges of the holders of the Preferred Stock.

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

        M&F Worldwide, at its sole option may redeem the Preferred Stock for an amount with respect to each share of Preferred Stock equal to (i) the sum of the Liquidation Value thereof and all accrued and unpaid dividends thereon to the redemption date plus (ii) an amount equal to interest on the amount determined in clause (i) at 8% per annum, compounded on a quarterly basis, from the date the redemption amount is otherwise due and payable (without regard to whether M&F Worldwide may legally redeem such shares) to the date the redemption amount is actually paid. The Preferred Stock is redeemable at the option of the holder of the Preferred Stock in the event of a Change of Control, as defined.

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

        During 1997, the Company issued 1.6 million non-qualified stock options at a price ranging from $7.375 - $7.625 per option, including a grant of 0.5 million options to the Chairman of the Executive Committee of the Board of Directors for services rendered and to be rendered to the Company. All of these options were outstanding at December 31, 1997, but none were exercisable. At December 31, 1998, all the options were outstanding and 363,331 were exercisable. The options vest one-third each year beginning on the first anniversary of the grant date and become fully vested on the third anniversary of the grant date, except for 0.5 million options which vest on the fifth anniversary of their grant date. The weighted average remaining contractual life of the options outstanding at December 31, 1998 was 8.2 years. The weighted average grant date fair value of options granted during 1997 was $2.89 per option.

        The exercise price of the stock options issued were equal to the market value of the Company's stock on the dates of grant and accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for the stock options issued by the Company been determined based on the fair value at grant date for awards in 1997 consistent with the provisions of SFAS 123, the Company's net income and income per share for the years ended December 31, 1998 and December 31, 1997, respectively, would have been reduced to the pro forma amounts indicated below:

                                                      Year Ended December 31,
                                                      -----------------------
                                                        1998             1997
                                                      ------            -----
        Net income - as reported                       $40.1           $22.5
        Net income - pro forma                          38.8            21.4
        Basic income per share - as reported            1.86            1.01
        Diluted income per share - as reported          1.71             .96
        Basic income per share - pro forma              1.80             .96
        Diluted income per share - pro forma            1.67             .92

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

        The following table reconciles the funded status of the Company's pension plans:

                                                                     December 31,
                                                              -----------------------
                                                                1998            1997
                                                              -------         -------

        Accumulated Benefit Obligation                        $135.0          $123.7
                                                              ======          ======

        Change in Projected Benefit Obligation
         Projected benefit obligation at beginning of year    $125.3          $120.6
         Service cost                                            0.3             0.3
         Interest cost                                           9.1             8.7
         Plan amendments                                         -               0.2
         Assumption changes                                     10.5             -
         Actuarial loss                                          1.0             3.7
         Benefits paid                                          (9.2)           (8.2)
                                                               ------         -------
         Projected benefit obligation at end of year           137.0           125.3
                                                               ------         -------

        Change in Plan Assets
         Fair value of assets at beginning of year             168.8           150.2
         Actual return on plan assets                           13.7            26.8
         Benefits paid                                          (9.2)           (8.2)
                                                              -------         -------
         Fair value of assets at end of year                   173.3           168.8
                                                              -------         -------


        Plan assets in excess of projected benefit
         obligations                                            36.3            43.5
         Unrecognized prior service cost                         0.1             0.2
         Unrecognized net (gain)                               (14.5)          (26.1)
                                                               ------         -------
        Net pension asset                                     $ 21.9          $ 17.6
                                                              =======         =======


        The Company has an unfunded supplemental benefit plan to provide salaried employees with retirement benefits which were limited by U.S. income tax regulation. In addition, the Company has an unfunded benefit plan which provides benefits to certain former employees of the Company. The projected benefit obligations, after adjusting for prior service costs and unrecognized actuarial gains and losses for the plans included in other liabilities, were $1.5 at December 31, 1998 and 1997.

        The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 6.75% and 7.5% as of December 31, 1998 and 1997 respectively. The rate of increase future compensation levels reflected in the determination of the Company's salaried plans the supplemental benefit plan was 5% for 1998 and 1997. Certain employees of the Company are

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)


covered under a union pension plan which provides for a benefit accrual based upon a flat dollar amount for each year of credited service. The expected long-term rate of return on assets for the non-union plans was 9.5% in 1998, 9% in 1997 and 8%-9% in 1996 and 9.5% and 9% for the union pension plans for 1998, 1997 and 1996, respectively. Unrecognized items are amortized over the estimated remaining service lives of active employees.

        Plan assets and liabilities were primarily measured on October 31 each year.

        In connection with the sale of Aerospace, the Company transferred $70.6 in plan assets to Parker Hannifin and recognized curtailment gain in accordance with SFAS 88 of $4.5 in 1996 which is included in the gain on sale of discontinued aerospace business. Net periodic pension income, included in selling, general and administrative expenses, consisted of the following components:


                                                                 Year Ended December 31,
                                                           ---------------------------------
                                                             1998        1997        1996
                                                             ----        ----        ----
        Service cost - benefits earned during the period   $  0.3       $ 0.3       $  0.3
        Interest cost on projected benefit obligations        9.1         8.7          8.8
        Expected return on plan assets                      (13.8)      (12.0)       (23.1)
        Net amortizations and deferrals                       -           -           11.3
                                                           -------     -------     -------
         Net pension income                                $ (4.4)      $ (3.0)     $ (2.7)
                                                           =======     =======     =======

12. SHORT-TERM BORROWING AND LONG-TERM DEBT

        In November 1997, Pneumo Abex entered into a five-year $120.0 revolving credit facility (the "Revolving Credit Facility") with a group of banks to refinance the redemption of all of its outstanding long term debt and for working capital and other general corporate purposes. Amounts outstanding under the Revolving Credit Facility were $52.0 and $76.6 at December 31, 1998 and 1997, respectively, and $22.2 and $23.5 were reserved for lender guarantees on outstanding letters of credit at December 31, 1998 and 1997, respectively. The Revolving Credit Facility permits Pneumo Abex to choose between various interest rate options and to specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans (as defined) and (ii) Eurodollar Loans (as defined) plus a borrowing margin (0.50% at December 31, 1998). The borrowing margin is adjusted quarterly based on certain performance ratios. The Revolving Credit Facility provides for a commitment fee of one quarter of one percent per annum on the unused Revolving Credit Facility. The Revolving Credit Facility is guaranteed by Flavors and a domestic subsidiary of Pneumo Abex. The Revolving Credit Facility contains various restrictive covenants which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets. The average interest charged on outstanding Revolving Credit Facility borrowings at December 31, 1998 was 5.83%.

        The Company's French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to fourteen million French francs (approximately $2.5 at December 31, 1998) for working capital purposes. The amounts borrowed which are included in short term borrowings on the

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)


consolidated balance sheet were approximately $1.3 and $1.0 at December 31, 1998 and 1997, respectively. These borrowings bear interest of 4.0% at December 31, 1998. In addition, none of this facility was reserved for letters of credit at December 31, 1998. The Company's subsidiary in the Peoples' Republic of China had no borrowings at December 31, 1998 and an insignificant amount at December 31, 1997.

13. FINANCIAL INSTRUMENTS

        Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade accounts receivable. The Company's customers are geographically dispersed, but are concentrated in the tobacco industry. Even though seven of the Company's ten largest customers are in the tobacco industry and accounted for approximately 56% of the Company's net revenues in 1998, Pneumo Abex historically has had no material losses on its trade receivables from customers in the tobacco industry. Probable bad debt losses have been provided for in the allowance for doubtful accounts.


        From time to time, the Company enters into forward exchange contracts to hedge certain receivables and firm sales commitments denominated in foreign currencies. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenue is recognized. Realized gains and losses on foreign currency contracts are included in the underlying asset or liability being hedged and recognized in earnings when the future sales occur. There were no contracts outstanding at December 31, 1998 and 1997.


        The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.

14. COMMITMENTS AND CONTINGENCIES

        Rental expense, which includes rent for facilities, equipment and automobiles under operating leases expiring through 2002, amounted to $0.2 and $0.6 for the years ended December 31, 1998 and 1997, respectively. Rental expense was not significant for the year ended December 31, 1996 from the date of the Flavors Acquisition. Future minimum rental commitments for operating leases with noncancelable terms in excess of one year from December 31, 1998 are as follows:

                    1999                        0.1
                    2000                        0.1
                    2001                        0.1
                    2002                        0.1
                    Thereafter                  -
                                              -----
                                               $0.4
                                               ====


        The Company had outstanding letters of credit totaling $22.2 and $23.8 at December 31, 1998 and 1997, respectively.


        At December 31, 1998, the Company had obligations to purchase approximately $6.8 of raw materials.

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

        Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to 30 other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, Whitman Corporation ("Whitman") has retained ultimate responsibility for all asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary of Cooper Industries, Inc. ("Cooper") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Performance of this obligation is guaranteed by Cooper. Federal- Mogul purchase Cooper's subsidiary in October 1998.

        Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. Pursuant to court rulings and interim agreements reached with certain insurance carriers, insurers are reimbursing approximately 90% of the aggregate defense and settlement costs associated with such claims, and Pneumo Abex continues to seek recovery of the remaining amount of unreimbursed costs from its carriers in an ongoing insurance coverage litigation commenced in 1982. As of February 28, 1999, there were approximately 40,000 pending claims, and MCG has approximately $12.6 in unreimbursed costs pending receipt from the insurance carriers or Whitman. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

        The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Abex's former operations to the extent not paid by third party indemnitors or insurers, other than the operations relating to Pnuemo Abex's Aerospace business which was sold to Parker Hannifin in April 1996. Accordingly, environmental liabilities arising after the 1988 Whitman acquisition that relate to Pneumo Abex's former Aerospace facilities will be the responsibility of Pneumo Abex. Whitman is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)

of the businesses acquired from Whitman, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. Whitman is generally discharging its environmental indemnification liabilities in the ordinary course. In addition to the remedial actions as to which Whitman has acknowledged its indemnification responsibilities, Pneumo Abex is party to a number of cases involving tort claims concerning an environmental site alleging exposure to lead for which Whitman has declined to accept responsibility. MCG is managing these cases on behalf of Pneumo Abex, and MCG and Whitman are currently sharing equally the defense costs for such cases, subject to a reservation of their respective rights.

        It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the Whitman indemnity due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost to all parties of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties could exceed $150, including approximately $20 in remedial action costs, as estimated by the U.S. Environmental Protection Agency, in respect of one site actively managed and funded by Whitman.

        On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. The cost of the letters of credit are being funded by MCG and/or Whitman. Pneumo Abex had $20.0 of letters of credit outstanding at December 31, 1998 and 1997, respectively, in connection with the Reimbursement Agreement.

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

        The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. Certain claims for allegedly defective pricing made by the Government with respect to certain of these aerospace product sales were retained by Pneumo Abex in the Aerospace sale and remain outstanding. In each case Pneumo Abex contests the allegations made by the Government and has been attempting to resolve these matters without litigation.

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)


        In November 1998, the United States Court of Appeals for the Seventh Circuit reinstated a lawsuit filed by a former division President of the predecessor company (the "Plaintiff") against Pneumo Abex, a predecessor of Pneumo Abex and The Henley Group, Inc. that had been dismissed in September 1993 by the United States District Court for the Northern District of Illinois. The Plaintiff filed his suit in 1990 seeking in excess of $880,000, plus his attorney's fees and pre-judgment interest, for an alleged breach of a severance compensation agreement and management compensation plan. In addition to reinstating Plaintiff's lawsuit, the Court of Appeals granted him summary judgment on the liability portion of his severance compensation agreement claim. The Court of Appeals remanded the case for a determination of damages and an adjudication on the remainder of the claims. The remand has been stayed pending a determination on defendants' petition to the United States Supreme Court for a writ of certiorari to review the Seventh Circuit's judgment. Pneumo Abex intends to continue to contest Plaintiff's claims vigorously.

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

15. RELATED PARTY TRANSACTIONS

        Under the Transfer Agreement, M&F Worldwide will be reimbursed by MCG for amounts spent in excess of $1.5, in 1996, 1997 and 1998 in connection with certain public company costs. The amount spent for such costs in the 1998, 1997 and 1996 periods did not exceed $1.5; therefore, no reimbursement was made.

        Included in the consolidated statements of income are sales to Consolidated Cigar Corporation ("Cigar"), a former affiliate, of $0.2 and $0.3 for the years 1998 and 1997, respectively. Sales to Cigar in 1996 from the date of the Flavors Acquisition were not significant. The Company also purchased inventory of approximately $0.1 and $0.2 from Cigar during 1998 and 1997, respectively.

16. SIGNIFICANT CUSTOMER

        The Company has a significant customer in the tobacco industry, Philip Morris Companies Inc., which accounted for approximately 31% of 1998 net revenues and 30% of net revenues in 1997 and 26% of pro forma net revenues in 1996.

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)



17. SEGMENT INFORMATION

        As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". In accordance with the requirements of the new standard, the Company has one business segment, which is the production of flavors used primarily by the tobacco and food industries. The discussion below reflects the results of operations and asset information of the Company's flavors business since November 25, 1996, the date of the Flavors Acquisition, and enterprise-wide geographic disclosures:


                                                              Year  Ended  December 31,
                                                      ---------------------------------------
                                                        1998          1997           1996(a)
                                                      --------      --------        ---------

Segment Information
-------------------

Net Sales:
   Licorice flavors                                   $  86.9         $ 87.5         $   8.6
   Other flavors                                         12.9           12.9             0.9
                                                      -------         ------         -------
Total net sales                                       $  99.8         $100.4         $   9.5
                                                      =======         ======         =======

Segment operating profit                              $  35.6         $ 32.5         $   2.6
Interest expense                                         (4.4)          (7.1)           (0.9)
Interest, investment and other income, net                -              0.5             8.9
                                                      -------         ------         -------
Income from continuing operations
   before income taxes                                $  31.2         $ 25.9         $  10.6
                                                      =======         ======         =======

Geographic Information
----------------------

Net Sales (b):
   United States (c)                                  $  86.8         $ 87.8         $   8.0
   France                                                13.0           12.6             1.5
                                                      -------         ------         -------
   Total net sales                                    $  99.8         $100.4         $   9.5
                                                      =======         ======         =======

Assets:
   United States:
     Operating assets                                 $ 265.2         $258.9         $ 267.4
     Pension asset                                       21.9           17.6            14.2
     Deferred charges                                     0.3            0.4
                                                      -------         ------         -------

        Total United States                             287.4          276.9           281.6
                                                      -------         ------         -------
   France                                                32.1           33.1            35.4
   Other foreign                                          2.8            3.1             1.1
                                                      -------         ------         -------
        Total foreign assets                             34.9           36.2            36.5
                                                      -------         ------         -------
Total assets                                          $ 322.3         $313.1         $ 318.1
                                                      =======         ======         =======

(a) As a result of the sale of Aerospace in 1996, the Company has classified their operations as discontinued in the consolidated financial statements.
(b)   Revenues are reported by country of domicile.
(c)   Includes export sales of $28.4, $29.8, and $3.2 in 1998, 1997, and 1996, respectively.

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)


18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for 1998 and 1997:

                                                   1998
                                 -------------------------------------------
                                 First      Second        Third       Fourth
                                 -----      ------        -----       ------
Net sales                        $26.8       $26.0         $24.2      $22.8
Gross profit                      13.0        12.1          11.7       11.6
Net income                         7.8         7.2           7.3       17.8 (a)
Income per common share:
  Basic                          $0.36       $0.33         $0.33      $0.84
  Diluted                        $0.33       $0.31         $0.31      $0.76


                                                   1997
                                 -------------------------------------------
                                 First      Second        Third       Fourth
                                 -----      ------        -----       ------
Net sales                        $27.2       $24.3         $23.6      $25.3
Gross profit                      11.5        11.7          11.3       11.9
Net income                         5.5         5.6           5.4        6.0
Income per common share (b):
  Basic                          $0.25       $0.25         $0.24      $0.27
  Diluted                        $0.24       $0.24         $0.23      $0.26

--------------
(a) The unaudited net income for 1998 reflects tax benefit as a result of reducing a tax valuation allowance.

(b) The sum of diluted income per common share for the quarterly periods during 1997 differs from the diluted income per common share for the year ended December 31, 1997 as reported in the consolidated statements of income due the use of an average stock options outstanding calculation for the annual period.

                          M&F WORLDWIDE CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in millions, except per share data)


19.  EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:


                                                               Year ended December 31,
                                                          -------------------------------
                                                           1998       1997       1996
                                                          ------     ------     ------

Numerator:
   Income (loss) from continuing operations,            $ 40.1      $ 22.5      $ 10.40
    net of taxes
   Preferred stock dividends                              (1.6)       (1.6)       (1.6)
                                                        ------      ------      -------
   Numerator for basic earnings per share: Income
    available to common stockholders:
     Continuing operations                                38.5        20.9         8.8
     Discontinued operations                              --          --         158.1
     Extraordinary item                                   --          --          --
                                                        ------      ------      -------
     Net income                                         $ 38.5        20.9      $166.9
                                                        ======      ======      =======

   Numerator for diluted earnings per share:
     Income available to common stockholders
       Continuing operations                           $ 40.1      $ 22.5         8.8
       Discontinued operations                            --          --         158.1
       Extraordinary item                                 --          --          --
                                                        ------      ------      -------
       Net income                                       $ 40.1      $ 22.5      $166.9
                                                        ======      ======      =======

Denominator (in millions):
   Basic earnings per share-weighted average shares       20.7        20.7        20.7
   Effect of dilutive securities:
     Convertible preferred stock                           2.5         2.5       --
     Employee stock options                                0.3         0.2       --
                                                        ------      ------      -------
   Diluted earnings per share-weighted
   average shares and assumed conversions                 23.5        23.4        20.7
                                                        ======      ======      =======

Basic earnings per share:
   Continuing operations                                $ 1.86      $  1.01     $  0.43
   Discontinued operations                                --          --           7.64
   Extraordinary item                                     --          --          --
                                                        ------      -------     -------
   Available to common stockholders                     $ 1.86      $  1.01     $  8.07
                                                        ======      =======     =======

Diluted earnings per share:
   Continuing operations                                $ 1.71      $  0.96     $  0.43
   Discontinued operations                                --          --           7.64
   Extraordinary item                                     --          --          --
                                                        ------      -------     -------
   Available to common stockholders                     $ 1.71      $  0.96     $  8.07
                                                        ======      =======     =======

           Schedule I - Condensed Financial Information of Registrant
                          Balance Sheet (Parent Only)
                  (Dollars in millions, except per share data)


                                                                       December 31,
                                                                    -------------------
                                                                     1998           1997
          ASSETS
Current assets:
   Cash and cash equivalents                                       $   -           $0.1
   Prepaid expenses and other                                          -             -
        Total current assets                                           -            0.1

Investment in and advances to subsidiaries                          240.0         200.1
Receivable from subsidiaries                                          3.9           9.8
                                                                 ---------      --------
                                                                   $243.9        $210.0
                                                                 =========      ========


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                                $0.8          $0.9
     Deferred cash payments due to MCG                                 -            3.5
                                                                 ---------      --------
          Total current liabilities                                   0.8           4.4

Redeemable preferred stock                                           20.0          20.0

Stockholders' equity:
     Common stock, par value $.01;  250,000,000 shares
       authorized; 20,656,502 shares issued and outstanding in
       1998 and 199                                                   0.2           0.2

     Additional paid-in capital                                      26.7          26.7
     Retained earnings                                              198.7         160.2
     Accumulated other comprehensive income                          (2.5)         (1.5)
                                                                  --------       -------
               Total stockholders' equity                           223.1         185.6
                                                                  --------       -------

                                                                   $243.9        $210.0
                                                                  ========       =======


               Schedule I - Condensed Financial Information of Registrant
                     Consolidated Statement of Income (Parent Only)
                      (Dollars in millions, except per share data)


                                                               Year Ended December 31,
                                                             -------------------------
                                                                1998           1997
                                                             ----------     ----------
General and administrative expenses                             $0.9           $0.6
                                                               ------         ------
     Operating loss                                              0.9            0.6

Interest, investment and other income, net                         -           (0.1)
                                                               ------         ------
     Loss from continuing operations before taxes                0.9            0.5
Provision (benefit) for income taxes                               -            0.2
                                                               ------         ------
     Loss from continuing operations                             0.9            0.7

Equity in income of subsidiaries                                41.0           23.2
                                                               ------         ------
     Net income                                                 40.1           22.5
                                                               ------         ------

Preferred stock dividends                                       (1.6)          (1.6)
                                                               ------         ------

     Net income available to common stockholders               $38.5          $20.9
                                                               ======         ======


                  Schedule I - Condensed Financial Information of Registrant
                      Consolidated Statement of Cash Flows (Parent Only)
                                     (Dollars in millions)


                                                                       Year Ended December 31,
                                                                     -------------------------
                                                                        1998           1997
                                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $40.1          $22.5
Adjustments to reconcile net income to total cash provided by operating activities:
    Equity in income of subsidiaries in excess of cash                (41.0)         (22.7)
       distributions
Changes in assets and liabilities:                                        -              -
    Receivable from subsidiaries                                        5.9            3.3
    Other, net                                                          0.4          (0.3)
                                                                      -----          -----
    Cash provided by operating activities                               5.4            2.8
                                                                      -----          -----

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred cash payment to MCG                                           (3.5)          (3.7)
Preferred stock dividends paid                                         (2.0)          (1.2)
                                                                      -----          -----
    Cash used in financing activities                                  (5.5)          (4.9)
                                                                      -----          -----


Net increase in cash and cash equivalents                              (0.1)          (2.1)
Cash and cash equivalents at beginning of period                        0.1            2.2
                                                                      -----          -----
Cash and cash equivalents at end of period                            $ 0.0          $ 0.1
                                                                      =====          =====
