Form 10-Q
period 1999-04-04
M & F WORLDWIDE CORP
filed 1999-05-18
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1999
                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No


As of May 5, 1999, the Registrant had 20,656,502 outstanding shares of common stock of which 6,648,800 shares were held by Mafco Consolidated Group Inc.

          M & F WORLDWIDE CORP. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                        (UNAUDITED)

                                              THREE MONTH PERIODS ENDED
                                              -------------------------
                                                APRIL 4,       APRIL 5,
                                                  1999           1998
                                               -----------     ----------

Net sales                                        $ 24.1      $ 26.8
Cost of sales                                     (12.4)      (13.8)
                                                 ------      ------
Gross profit                                       11.7        13.0

Selling, general and administrative expenses       (2.0)       (2.1)
Amortization of intangibles                        (1.1)       (1.1)
                                                 ------      ------
Operating income                                    8.6         9.8

Interest expense, net                              (0.8)       (1.4)
                                                 ------      ------
Income before income taxes                          7.8         8.4
Provision for income taxes                         (3.3)       (0.6)
                                                 ------      ------
Net income                                          4.5         7.8
Preferred stock dividend                           (0.4)       (0.4)
                                                 ------      ------
Net income available to common stockholders      $  4.1      $  7.4
                                                 =======     =======
Income per common share:
        Basic                                    $  0.20     $  0.36
                                                 =======     =======

        Diluted                                  $  0.19     $  0.33
                                                 =======     =======
Weighted average shares outstanding:
        Basic                                      20.7        20.7
                                                 =======     =======

        Diluted                                    23.5        23.4
                                                 =======     =======


            See Notes to Condensed Consolidated Financial Statements

          M & F WORLDWIDE CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED BALANCE SHEETS
       (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                        (UNAUDITED)


                                                                           APRIL 4,        DECEMBER 31,
                                                                             1999              1998
                                                                          ------------     -------------
                          ASSETS
Current assets
     Cash and cash equivalents                                                 $  1.1            $  0.7
     Trade accounts receivable, net                                              11.9               9.6
     Inventories                                                                 48.5              50.4
     Prepaid expenses and other                                                   2.4               2.2
                                                                               -------           ------
          Total current assets                                                   63.9              62.9

Property, plant and equipment, net                                               25.7              26.6
Deferred tax asset, net                                                          44.7              47.4
Intangible assets related to business acquired, net                             159.6             161.8
Pension asset                                                                    23.3              21.9
Other assets                                                                      1.5               1.7
                                                                               -------          --------
                                                                               $318.7            $322.3
                                                                               ======            ======

                  LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Short term borrowings                                                     $  1.0            $  1.3
     Trade accounts payable                                                       3.6               4.6
     Accrued compensation and benefits                                            2.8               4.0
     Taxes payable                                                                3.7               3.3
     Other accrued expenses                                                       7.1               6.5
                                                                               ------            ------
          Total current liabilities                                              18.2              19.7

Long-term debt                                                                   48.0              52.0
Other liabilities                                                                 7.5               7.5

Redeemable preferred stock                                                       20.0              20.0

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01; 250,000,0000 shares
        authorized; 20,656,502 shares issued and
        outstanding in 1999 and 1998                                              0.2               0.2
     Additional paid-in-capital                                                  26.7              26.7
     Retained earnings                                                          202.8             198.7
     Currency translation adjustment                                             (4.7)             (2.5)
                                                                               ------            ------
          Total stockholders' equity                                            225.0             223.1
                                                                               ------            ------
                                                                               $318.7            $322.3
                                                                               ======            ======

            See Notes to Condensed Consolidated Financial Statements

          M & F WORLDWIDE CORP. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (DOLLARS IN MILLIONS)
                        (UNAUDITED)

                                                           THREE MONTH PERIODS ENDED
                                                           --------------------------
                                                            APRIL 4,       APRIL 5,
                                                              1999           1998
                                                           -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $4.5           $7.8
Adjustments to reconcile net income to total cash
   provided by operating activities:
     Depreciation and amortization                               1.8            1.7
Changes in assets and liabilities:
     Increase in trade accounts receivable                      (2.5)          (2.3)
     Decrease in inventories                                     1.1            0.7
     Decrease in deferred tax asset                              2.7              -
     Decrease in accounts payable                               (0.8)          (1.2)
     Other, net                                                 (2.0)          (0.9)
                                                                ----           -----
          Cash provided by operating activities                  4.8            5.8
                                                                ----           -----

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                            (0.2)          (0.2)
                                                                ----           -----
          Cash used in investing activities                     (0.2)          (0.2)
                                                                ----           -----

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of borrowings, net                                    (4.2)          (1.0)
Preferred dividends                                                -           (0.8)
Deferred cash payment due to parent company                        -           (3.5)
                                                                ----           -----
          Cash used in financing activities                     (4.2)          (5.3)
                                                                ----           -----

Effect of exchange rates changes on cash                           -              -

Net increase in cash and cash equivalents                        0.4            0.3
Cash and cash equivalents at beginning of period                 0.7            0.4
                                                                ----           -----

Cash and cash equivalents at end of period                      $1.1           $0.7
                                                                ====           =====

            See Notes to Condensed Consolidated Financial Statements

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

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Form 10-K. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1998 Form 10-K.

2. INVENTORIES

     Inventories are valued at the lower of cost or market and consist of the following:

                                         APRIL 4,          DECEMBER 31,
                                          1999                 1998
                                       --------------      -----------
        Raw materials and supplies         $33.3             $36.0
        Work-in-process                      0.5               0.5
        Finished goods                      14.7              13.9
                                          ------             -----
                                           $48.5             $50.4
                                           =====             =====

3. INCOME PER COMMON SHARE

     Basic income per common share has been computed based on the weighted average shares outstanding in the 1999 and 1998 periods, respectively. Diluted income per share is computed using the weighted average shares outstanding plus the assumed conversion of the Preferred Stock and the dilutive effect of stock options for all periods presented.

4. COMPREHENSIVE INCOME

     Comprehensive income for the Company for the three month periods ended April 4, 1999 and April 5, 1998 was $2.3 and $7.6, respectively. Such amounts represent the net income less foreign currency translation adjustments for each period presented.

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

Three months ended April 4, 1999 compared to the three months ended April 5,
1998

     Net sales were $24.1 in the first quarter of 1999 and $26.8 in the first quarter of 1998. The decrease of $2.7 or 10.1% was due to lower shipment volume primarily to the Company's domestic cigarette customers. This was due in part to prior build-up of retail cigarette inventories in anticipation of the increase in prices announced as part of the cigarette settlement, and in part due to timing of orders by certain customers due to the uncertainty in consumer demand which could result from this price increase.

     Cost of sales were $12.4 and $13.8 in the first quarter of 1999 and 1998, respectively, a decrease of $1.4 due to the lower sales volume. As a percentage of net sales, the Company's cost of sales was 51.5% in both 1999 and 1998.

     SG&A expenses were $2.0 and $2.1 in the first quarter of 1999 and 1998, respectively. The 1999 expenses were lower primarily due to higher income recorded on the Company's overfunded pension plan.

     Interest expense, net was $0.8 and $1.4 in the first quarter of 1999 and 1998, respectively. The decrease was due to lower average interest rates and lower average debt outstanding in the quarter.

     The provision for income taxes as a percentage of earnings before income taxes was 42.3% in the first quarter of 1999 and 7.1% in the first quarter of 1998. The tax provision in the first quarter of 1999 and 1998 reflects a tax provision for federal, state and local, and foreign income taxes. The lower effective tax rate in the first quarter of 1998 reflects a reduction in the valuation allowance for the portion of the Company's net operating loss carryforwards expected to be utilized.

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

     The total cost of the program is estimated to be $0.3 of which approximately eighty percent has been incurred. All of the costs associated with the Company's Year 2000 efforts have come from, or are expected to come from, cash flow from operations and have been or will be expensed when incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash flows from operating activities were $4.8 and $5.8 for the three month period ended April 4, 1999 and April 5, 1998, respectively. The decrease in cash flow from operating activities in 1999 primarily resulted from lower net income. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

supplies of raw material. Management believes the current inventory of $48.5 is adequate to meet customer requirements. Capital expenditures for the three month period ended April 5, 1999 were $0.2.

     The Company has available tax loss carryforwards in excess of $150.0, which will be utilized to offset any federal taxable income for 1999.

     Under the Credit Agreement dated as of November 17, 1997 and amended April 9, 1999, the Company may borrow up to $100.0 under a revolving credit facility. At April 4, 1999, $48.0 was borrowed under the facility and approximately $22.2 was reserved to support lender guarantees for outstanding letters of credit. Management believes that the remaining availability of approximately $29.8 under the revolving credit facility and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the quarter ended April 4, 1999, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

    The Company's consolidated results and the forward-looking statements could be affected by, among other things, (i) economic, climatic or political conditions in countries in which the Company sources licorice root; (ii) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (iii) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (iv) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of its customers, suppliers, or other strategic business partners. The Company assumes no responsibility to update forward-looking information contained in this Form 10-Q filing.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits
           10.29* Amendment Number One to the Credit Agreement dated as of November 17, 1997.

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


                                 M & F WORLDWIDE CORP.
                                 (Registrant)


Date:  May 5, 1999              By: /s/ J. Eric Hanson
                                    -----------------------
                                      J. Eric Hanson
                                      Executive Vice President and
                                      Chief Financial Officer



Date:  May 5, 1999               By:/s/ Laurence Winoker
                                    -----------------------
                                      Laurence Winoker
                                      Vice President and Controller
                                      (Principal Accounting Officer)