Form 10-Q
period 1999-07-04
M & F WORLDWIDE CORP
filed 1999-08-13
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 4, 1999

                                       or

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

As of August 10, 1999, the Registrant had 20,656,502 outstanding shares of common stock of which 6,648,800 shares were held by Mafco Consolidated Group Inc.

                                      M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)


                                                          THREE MONTH PERIODS ENDED       SIX MONTH PERIODS ENDED
                                                          -------------------------       -----------------------
                                                            JULY 4,      JULY 5,           JULY 4,      JULY 5,
                                                             1999         1998               1999         1998
                                                          ----------   ----------         ---------    ---------
Net sales                                                    $ 24.8       $ 26.0            $ 48.9       $ 52.8
Cost of sales                                                 (13.1)       (13.9)            (25.5)       (27.6)
                                                          ----------   ----------         ---------    ---------
Gross profit                                                   11.7         12.1              23.4         25.2

Selling, general and administrative expenses                   (1.7)        (2.1)             (3.7)        (4.3)
Amortization of intangibles                                    (1.1)        (1.1)             (2.2)        (2.2)
                                                          ----------   ----------         ---------    ---------
Operating income                                                8.9          8.9              17.5         18.7

Interest expense, net                                          (0.7)        (1.2)             (1.5)        (2.5)
                                                          ----------   ----------         ---------    ---------
Income before income taxes                                      8.2          7.7              16.0         16.2
Provision for income taxes                                     (3.4)        (0.5)             (6.7)        (1.2)
                                                          ----------   ----------         ---------    ---------
Net income                                                      4.8          7.2               9.3         15.0
Preferred stock dividend                                       (0.4)        (0.4)             (0.8)        (0.8)
                                                          ----------   ----------         ---------    ---------
Net income available to common stockholders                    $4.4        $ 6.8              $8.5       $ 14.2
                                                          ==========   ==========         =========    =========
Income per common share:
     Basic                                                   $ 0.21       $ 0.33            $ 0.41       $ 0.69
                                                          ==========   ==========         =========    =========
     Diluted                                                 $ 0.21       $ 0.31            $ 0.40       $ 0.64
                                                          ==========   ==========         =========    =========
Weighted average shares outstanding:
     Basic                                                     20.7         20.7              20.7         20.7
                                                          ==========   ==========         =========    =========
     Diluted                                                   23.2         23.5              23.4         23.5
                                                          ==========   ==========         =========    =========



                             See Notes to Condensed Consolidated Financial Statements

                                M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)

                                                                               JULY 4,    DECEMBER 31,
                                                                                1999         1998
                                                                             ----------    ---------
                                                ASSETS
Current Assets
     Cash and cash equivalents                                                 $   1.3       $  0.7
     Trade accounts receivable, net                                               11.6          9.6
     Inventories                                                                  48.4         50.4
     Prepaid expenses and other                                                    2.2          2.2
                                                                             ----------    ---------
          Total current assets                                                    63.5         62.9

Property, plant and equipment, net                                                25.1         26.6
Deferred tax asset, net                                                           41.7         47.4
Intangible assets related to business acquired, net                              157.8        161.8
Pension asset                                                                     24.7         21.9
Other assets                                                                       1.5          1.7
                                                                             ----------    ---------
                                                                               $ 314.3       $322.3
                                                                             ==========    =========

                                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                                     $   0.6       $  1.3
     Trade accounts payable                                                        3.7          4.6
     Accrued compensation and benefits                                             3.1          4.0
     Taxes payable                                                                 3.9          3.3
     Other accrued expenses                                                        6.9          6.5
                                                                             ----------    ---------
          Total current liabilities                                               18.2         19.7

Long-term debt                                                                    43.0         52.0
Other liabilities                                                                  5.0          7.5

Redeemable preferred stock                                                        20.0         20.0

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01; 250,000,0000 shares authorized;
          20,656,502 shares issued and outstanding in 1999 and 1998                0.2          0.2
     Additional paid-in-capital                                                   26.7         26.7
     Retained earnings                                                           207.2        198.7
     Currency translation adjustment                                              (6.0)        (2.5)
                                                                             ----------    ---------
          Total stockholders' equity                                             228.1        223.1
                                                                             ----------    ---------
                                                                               $ 314.3       $322.3
                                                                             ==========    =========



                       See Notes to Condensed Consolidated Financial Statements

                          M & F WORLDWIDE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN MILLIONS)
                                       (UNAUDITED)

                                                                SIX MONTH PERIODS ENDED
                                                             -------------------------------
                                                                 JULY 4,       JULY 5,
                                                                  1999          1998
                                                                ---------     ---------
Cash flows from operating activities:
Net income                                                         $ 9.3        $ 15.0
Adjustments to reconcile net income to total cash
   provided by operating activities:
     Depreciation and amortization                                   3.5           3.4
Changes in assets and liabilities:
     Increase in trade accounts receivable                          (2.3)         (0.7)
     Decrease in inventories                                         0.9           2.9
     Decrease in deferred tax asset                                  5.7             -
     Decrease in accounts payable                                   (0.7)         (1.1)
     Other, net                                                     (5.0)         (0.2)
                                                                ---------     ---------
          Cash provided by operating activities                     11.4          19.3
                                                                ---------     ---------

Cash flows used in investing activities:
Capital expenditures                                                (0.5)         (2.2)
                                                                ---------     ---------
          Cash used in investing activities                         (0.5)         (2.2)
                                                                ---------     ---------
Cash flows used in financing activities:
Repayment of borrowings, net                                        (9.5)        (11.6)
Preferred dividends                                                 (0.8)         (1.2)
Deferred cash payment due to parent company                            -          (3.5)
                                                                ---------     ---------
          Cash used in financing activities                        (10.3)        (16.3)
                                                                ---------     ---------
Net increase in cash and cash equivalents                            0.6           0.8
Cash and cash equivalents at beginning of period                     0.7           0.4
                                                                ---------     ---------

Cash and cash equivalents at end of period                         $ 1.3         $ 1.2
                                                                =========     =========



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

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                                                   JULY 4,         DECEMBER 31,
                                                    1999              1998
                                                   -------         ------------
        Raw materials and supplies                  $33.9             $36.0
        Work-in-process                               0.1               0.5
        Finished goods                               14.4              13.9
                                                   ------            ------
                                                    $48.4             $50.4
                                                    =====             =====

3.  INCOME PER COMMON SHARE


    Basic income per common share has been computed based on the weighted average shares outstanding in the 1999 and 1998 period, respectively. Diluted income per share is computed using the weighted average shares outstanding plus the assumed conversion of the Preferred Stock and the dilutive effect of stock options for all periods presented.


4.  COMPREHENSIVE INCOME


    Comprehensive income for the Company for the three month periods ended July 4, 1999 and July 5, 1998 was $3.5 and $7.4, respectively, and $5.8 and $15.0, respectively, for the six month periods ended July 4, 1999 and July 5, 1998. Such amounts represent the net income less foreign currency translation adjustments for each period presented.

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

Three months ended July 4, 1999 compared to the three months ended July 5, 1998

     Net sales were $24.8 in the second quarter of 1999 and $26.0 in the second quarter of 1998. The decrease of $1.2 or 4.6% was due to lower shipment volume primarily to the Company's tobacco customers in the United States, China and eastern Europe.

     Cost of sales were $13.1 and $13.9 in the second quarter of 1999 and 1998, respectively. As a percentage of net sales, the Company's cost of sales was 52.8% in 1999 and 53.5% in 1998. This decrease was due to cost reductions from operations and lower material costs.

     SG&A expenses were $1.7 and $2.1 in the second quarter of 1999 and 1998, respectively. The 1999 expenses were lower primarily due to higher income recorded on the Company's overfunded pension plan.

     Interest expense, net was $0.7 and $1.2 in the second quarter of 1999 and 1998, respectively. The decrease was due to lower average interest rates and lower average debt outstanding in the quarter.

    The provision for income taxes as a percentage of earnings before income taxes was 41.5% in 1999 and 6.5% in 1998. The tax provision in the second quarter reflects a tax provision for federal, state and local, and foreign income taxes. The lower effective tax rate in the second quarter of 1998 reflects a reduction in the valuation allowance for the portion of the Company's net operating loss carryforwards expected to be utilized.

Six months ended July 4, 1999 compared to the six months ended July 5, 1998

    Net sales were $48.9 and $52.8 for the six months periods ended July 4, 1999 and July 5, 1998, respectively. The decrease of $3.9 was 7.4% lower than 1998 and resulted from decreased shipments to the Company's tobacco customers in the United States, China and eastern Europe.

    Cost of sales were $25.5 and $27.6 in 1999 and 1998, respectively. As a percentage of net sales, cost of sales was 52.1% in 1999 and 52.3% in 1998. The 1999 decrease was due primarily to lower operating and material costs.

    SG&A expenses were $3.7 and $4.3 in 1999 and 1998, respectively. The 1999 decrease of $0.6 was primarily due to higher income from the Company's overfunded pension plan.

    Interest expense, net was $1.5 and $2.5 in 1999 and 1998, respectively. The decrease was due to lower interest rates and lower debt outstanding during 1999.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


    The provision for income taxes as a percentage of earnings before income taxes was 41.9% and 7.4% in 1999 and 1998 respectively. The tax provision in the six months ended July 4, 1999 reflects a tax provision for federal, state and local, and foreign income taxes. The lower effective tax rate in the six months ended July 5, 1998 reflects a reduction in the valuation allowance for the portion of the Company's net operating loss carryforwards expected to be utilized.

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

    To address this issue, the Company developed a multi-phase plan including the formation of a team consisting of internal resources and third-party experts. The phases of the plan include: inventorying affected technology and assessing the impact of the Year 2000 issue on IT systems, non-IT systems (such as factory equipment, building systems and other embedded systems) and business partner readiness; developing solution plans; modification or replacement; testing and certification; and developing contingency plans. The Company has completed the remediation and testing of the software, hardware and manufacturing control systems which management believes are now compliant.

    The Company relies on third-party suppliers for many products and services and the Company could be adversely impacted if these suppliers, and the Company's customers as well, do not make the necessary changes to their own systems and products successfully and in a timely manner. The Company has communicated with its customers and suppliers on this issue in an effort to minimize any potential Year 2000 compliance impact. The Company's primary suppliers of licorice root and licorice extract do not rely on computer applications and will therefore be able to supply the Company with its licorice requirements after the turn of the century. In addition, the Company plans to have on hand at December 31, 1999, enough licorice root to meet production requirements for the next fifteen to twenty four months, thus mitigating any major disruptions in the ocean freight transportation system. The Company's principal customers are the major US cigarette and chewing tobacco companies. They have informed us that they have programs in effect to become compliant by the turn of the century, however, it is not possible to guarantee their compliance.

    The total cost of the program is estimated to be $0.3 of which primarily all has been incurred. All of the costs associated with the Company's Year 2000 efforts have come from, or are expected to come from, cash flow from operations and have been or will be expensed when incurred.

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


LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $11.4 and $19.3 for the six month period ended July 4, 1999 and July 5, 1998, respectively. The decrease of $7.9 for the 1999 period resulted primarily from a larger increase in accounts receivable of $1.6 due to the timing of shipments, a smaller decrease in inventories, litigation settlement payments and the timing of accruals and related payments. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective supplies of raw material. Management believes the current inventory of $48.4 is adequate to meet customer requirements. Capital expenditures for the six month period ended July 4, 1999 were $0.5.

    Under the Credit Agreement dated as of November 17, 1997 and amended April 9, 1999, the Company may borrow up to $100.0 under a revolving credit facility. At July 4, 1999, $43.0 was borrowed under the facility and approximately $8.9 was reserved to support lender guarantees for outstanding letters of credit. Management believes that the remaining availability of approximately $48.1 under the revolving credit facility and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service for the foreseeable future.


FORWARD-LOOKING STATEMENTS


    This quarterly report on Form 10-Q for the quarter ended July 4, 1999, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.


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


                                     M & F WORLDWIDE CORP.
                                     (Registrant)



Date:  August 13, 1999               By: /s/ Todd J. Slotkin
                                        ------------------------
                                        Todd J. Slotkin
                                        Executive Vice President and
                                        Chief Financial Officer


Date:  August 13, 1999               By: /s/ Laurence Winoker
                                        ------------------------
                                        Laurence Winoker
                                        Senior Vice President, Controller
                                        and Treasurer
                                        (Principal Accounting Officer)