Form 10-Q
period 1999-10-03
M & F WORLDWIDE CORP
filed 1999-11-15
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999
                                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______

Commission File Number: 1-13780

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

As of November 10, 1999, the Registrant had 20,663,168 outstanding shares of common stock of which 6,648,800 shares were held by Mafco Consolidated Group Inc.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              THREE MONTH PERIODS ENDED     NINE MONTH PERIODS ENDED
                                              -------------------------     ------------------------
                                                OCTOBER 3,   OCTOBER 4,      OCTOBER 3,   OCTOBER 4,
                                                  1999          1998            1999         1998
                                                --------      --------        --------      -------
Net sales                                        $ 23.1        $ 24.2          $ 72.0       $ 77.0
Cost of sales                                     (12.6)        (12.5)          (38.1)       (40.1)
                                                --------      --------        --------      -------
Gross profit                                       10.5          11.7            33.9         36.9

Selling, general and administrative expenses       (2.4)         (1.8)           (6.1)        (6.1)
Amortization of intangibles                        (1.0)         (1.1)           (3.2)        (3.3)
                                                --------      --------        --------      -------
Operating income                                    7.1           8.8            24.6         27.5

Interest expense, net                              (0.6)         (1.0)           (2.1)        (3.5)
                                                --------      --------        --------      -------
Income before income taxes                          6.5           7.8            22.5         24.0
Provision for income taxes                         (2.8)         (0.5)           (9.5)        (1.7)
                                                --------      --------        --------      -------
Net income                                          3.7           7.3            13.0         22.3
Preferred stock dividend                           (0.4)         (0.4)           (1.2)        (1.2)
                                                --------      --------        --------      -------
Net income available to common stockholders        $3.3         $ 6.9          $ 11.8       $ 21.1
                                                ========      ========        ========      =======

Income per common share:
    Basic                                        $ 0.16        $ 0.33          $ 0.57       $ 1.02
                                                ========      ========        ========      =======

    Diluted                                      $ 0.16        $ 0.31          $ 0.56       $ 0.95
                                                ========      ========        ========      =======

Weighted average shares outstanding:
    Basic                                          20.7          20.7            20.7         20.7
                                                ========      ========        ========      =======

    Diluted                                        23.4          23.6            23.4         23.6
                                                ========      ========        ========      =======



            See Notes to Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             OCTOBER 3,       DECEMBER 31,
                                                                               1999              1998
                                                                             ---------        ------------
                                     ASSETS
Current Assets
     Cash and cash equivalents                                                $   1.5           $  0.7
     Trade accounts receivable, net                                              11.9              9.6
     Inventories                                                                 49.3             50.4
     Prepaid expenses and other                                                   2.0              2.2
                                                                             ---------       ----------
          Total current assets                                                   64.7             62.9

Property, plant and equipment, net                                               25.0             26.6
Deferred tax asset, net                                                          39.4             47.4
Intangible assets related to business acquired, net                             157.4            161.8
Pension asset                                                                    26.0             21.9
Other assets                                                                      1.5              1.7
                                                                             ---------       ----------

                                                                              $ 314.0           $322.3
                                                                             =========       ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                                    $   0.3           $  1.3
     Trade accounts payable                                                       4.2              4.6
     Accrued compensation and benefits                                            4.4              4.0
     Taxes payable                                                                3.9              3.3
     Other accrued expenses                                                       6.5              6.5
                                                                             ---------       ----------
          Total current liabilities                                              19.3             19.7

Long-term debt                                                                   37.0             52.0
Other liabilities                                                                 5.1              7.5

Redeemable preferred stock                                                       20.0             20.0

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01; 250,000,0000 shares authorized;
          20,663,168 shares issued and outstanding in 1999; 20,656,502
          shares issued and outstanding in 1998                                   0.2              0.2
     Additional paid-in-capital                                                  26.8             26.7
     Retained earnings                                                          210.5            198.7
     Currency translation adjustment                                             (4.9)            (2.5)
                                                                             ---------       ----------
          Total stockholders' equity                                            232.6            223.1
                                                                             ---------       ----------

                                                                              $ 314.0           $322.3
                                                                             =========       ==========



            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                NINE MONTH PERIODS ENDED
                                                               --------------------------
                                                                 OCTOBER 3,    OCTOBER 4,
                                                                   1999          1998
                                                                 ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 13.0         $ 22.3
Adjustments to reconcile net income to total cash
   provided by operating activities:
     Depreciation and amortization                                  5.3            5.2
Changes in assets and liabilities:
     Increase in trade accounts receivable                         (2.5)          (0.5)
     Decrease in inventories                                        0.2            1.2
     Decrease in accounts payable                                  (0.2)          (1.1)
     Other, net                                                     2.9           (0.9)
                                                                 -------       --------
          Cash provided by operating activities                    18.7           26.2
                                                                 -------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                               (0.8)          (3.0)
                                                                 -------       --------
          Cash used in investing activities                        (0.8)          (3.0)
                                                                 -------       --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of borrowings, net                                      (15.9)         (17.6)
Preferred dividends                                                (1.2)          (1.6)
Deferred cash payment due to parent company                           -           (3.5)
                                                                 -------       --------
          Cash used in financing activities                       (17.1)         (22.7)
                                                                 -------       --------

Net increase in cash and cash equivalents                           0.8            0.5
Cash and cash equivalents at beginning of period                    0.7            0.4
                                                                 -------       --------

Cash and cash equivalents at end of period                        $ 1.5          $ 0.9
                                                                 =======       ========






            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


1. BACKGROUND AND BASIS OF PRESENTATION

    M & F Worldwide Corp. (the "Company"), was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

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

2. INVENTORIES

   Inventories are valued at the lower of cost or market and consist of the following:

                                                   OCTOBER 4,     DECEMBER 31,
                                                     1999            1998
                                                   ----------     ------------
      Raw materials and supplies                    $36.2           $36.0
      Work-in-process                                 0.4             0.5
      Finished goods                                 12.7            13.9
                                                    -----           -----
                                                    $49.3           $50.4
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

4. COMPREHENSIVE INCOME

   Comprehensive income for the Company for the three month periods ended October 3, 1999 and October 4, 1998 was $4.8 and $8.1, respectively, and $10.6 and $23.1, respectively, for the nine month periods ended October 3, 1999 and October 4, 1998. Such amounts represent the net income adjusted for changes in foreign currency translations for each period presented.

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

Three months ended October 3, 1999 compared to the three months ended October 4, 1998

    Net sales were $23.1 in the third quarter of 1999 and $24.2 in the third quarter of 1998. The decrease of $1.1 or 4.6% was due to lower demand in the United States, China and eastern Europe.

    Cost of sales were $12.6 and $12.5 in the third quarter of 1999 and 1998, respectively. As a percentage of net sales, the Company's cost of sales was 54.5% in 1999 and 51.7% in 1998. This increase was due to the lower sales volume of higher margin products.

    SG&A expenses were $2.4 and $1.8 in the third quarter of 1999 and 1998, respectively. The 1999 expenses were higher primarily due to a nonrecurring severance obligation.

    Interest expense, net was $0.6 and $1.0 in the third quarter of 1999 and 1998, respectively. The decrease was due to lower average debt outstanding in the quarter.

   The provision for income taxes as a percentage of earnings before income taxes was 43.1% in 1999 and 6.4% in 1998. The tax provision in the third quarter reflects a tax provision for federal, state and local, and foreign income taxes. The lower effective tax rate in the third quarter of 1998 reflects a reduction in the valuation allowance for the portion of the Company's net operating loss carryforwards expected to be utilized.

Nine months ended October 3, 1999 compared to the nine months ended October 4, 1998

   Net sales were $72.0 and $77.0 for the nine months ended October 3, 1999 and October 4, 1998, respectively. The decrease of $5.0 or 6.5% resulted from lower demand in the United States, China and eastern Europe.

   Cost of sales were $38.1 and $40.1 in 1999 and 1998, respectively. As a percentage of net sales, cost of sales was 52.9% in 1999 and 52.1% in 1998. The 1999 increase was due primarily to lower sales of higher margin products.

   SG&A expenses were $6.1 in both 1999 and 1998. The $0.6 increase in SG&A expenses relating to severance costs was offset in the second quarter due to higher income from the Company's over-funded pension plan.

   Net interest expense was $2.1 and $3.5 in 1999 and 1998, respectively. The decrease was due to lower interest rates and lower debt outstanding during 1999.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


   The provision for income taxes as a percentage of earnings before income taxes was 42.2% and 7.1% in 1999 and 1998, respectively. The tax provision in the nine months ended October 3, 1999 reflects a tax provision for federal, state and local, and foreign income taxes. The lower effective tax rate in the nine months ended October 4, 1998 reflects a reduction in the valuation allowance for the portion of the Company's net operating loss carryforwards expected to be utilized.

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

   To address this issue, the Company developed a multi-phase plan including the formation of a team consisting of internal resources and third-party experts. The phases of the plan included: inventorying affected technology and assessing the impact of the Year 2000 issue on IT systems, non-IT systems (such as factory equipment, building systems and other embedded systems) and business partner readiness; developing solution plans; modification or replacement; testing and certification; and developing contingency plans. The Company has completed the remediation and testing of the software, hardware and manufacturing control systems which management believes are now compliant.

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

   The total cost of the program is estimated to be $0.3 of which primarily all has been incurred and expensed.

   Management of the Company believes it has resolved the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable, in its usual fashion, to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, failure of critical suppliers and service providers to perform and disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time nor can the Company identify specifically the most likely worst case scenario.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


   The Company has contingency plans for its critical applications which involve, among other actions, manual workarounds, increasing certain inventories and adjusting staffing strategies.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's net cash flows from operating activities were $18.7 and $26.2 for the nine months ended October 3, 1999 and October 4, 1998, respectively. The decrease of $7.5 for the 1999 period resulted primarily from lower net income. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective supplies of raw material. Management believes the current inventory of $49.3 is adequate to meet customer requirements. Capital expenditures for the nine months ended October 3, 1999 were $0.8.

   Under the Credit Agreement dated as of November 17, 1997 and amended April 9, 1999, the Company may borrow up to $80.0 under a revolving credit facility. At October 3, 1999, $37.0 was borrowed under the facility and approximately $8.8 was reserved to support lender guarantees for outstanding letters of credit. Management believes that the remaining availability of approximately $34.2 under the revolving credit facility and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditures and debt service for the foreseeable future.

FORWARD-LOOKING STATEMENTS

   This quarterly report on Form 10-Q for the quarter ended October 3, 1999, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

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


                                      M & F WORLDWIDE CORP.
                                      (Registrant)



Date:  November 10, 1999              By: /s/ Todd J. Slotkin
                                          ------------------------------
                                          Todd J. Slotkin
                                          Executive Vice President and
                                          Chief Financial Officer


Date:  November 10, 1999              By: /s/ Laurence Winoker
                                          ------------------------------
                                          Laurence Winoker
                                          Senior Vice President, Controller
                                          and Treasurer
                                          (Principal Accounting Officer)