Form 10-K
period 1999-12-31
M & F WORLDWIDE CORP
filed 2000-03-27
CIK 945235

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:



      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
      -------------------              ------------------------------
                                                 REGISTERED
                                                 ----------
Common Stock, par value $.01 per        New York Stock Exchange, Inc.
              share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 7, 2000 was $70,071,540.

     The number of shares of Common Stock outstanding as of March 7, 2000 were 20,663,168.

                       Documents incorporated by reference

     Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders are incorporated herein by reference into Part III.

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

         In consideration for the Shares and VSRs, Purchaser paid MCG cash in the amount of $180 million. In addition, Purchaser paid MCG deferred cash payments of $3.7 million on June 30, 1997 and $3.5 million on January 2, 1998. MCG owns approximately 32% of the outstanding shares of M&F Worldwide Common Stock.

         Immediately following the Flavors Acquisition, Mafco Worldwide Corporation ("Mafco Worldwide"), then a wholly-owned subsidiary of Flavors Holdings, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and becoming a wholly-owned subsidiary of Flavors Holdings.

         Through Pneumo Abex (as the successor to Mafco Worldwide), the Company is primarily in the business of producing licorice flavors and other flavoring agents and whole and processed plant products. Based upon its knowledge of the licorice industry, the Company believes that it is the world's largest producer of licorice flavors. The Company also believes that it manufactures more than 70% of the worldwide licorice flavors sold to end-users. Approximately 71% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice flavors represent a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element of the brand's flavor.

         The Company also sells licorice flavors to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as a garden mulch under the name Right Dress. The Company's other products include natural flavors and plant products from roots, berries, spices and botanicals that are used in food, tobacco, pharmaceutical and health food products.

         The Company has achieved its position as the world's leading manufacturer of licorice flavors through its experience in obtaining licorice root, its technical expertise at maintaining the consistency and quality of its product and its ability to develop and manufacture proprietary formulations for individual customers and applications.

OPERATING STRATEGIES

         The Company intends to maintain its position as the world leader in licorice flavors: (a) by improving its manufacturing process and raw material procurement in order to achieve lower costs and; (b) by forming joint ventures in strategic areas of the world to increase its overall licorice business. In addition, the Company intends to expand its business in non-licorice herbs and extracts.

PRODUCTS AND MANUFACTURING

         Licorice flavoring agents. The Company produces a variety of licorice products from licorice root, licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey and Gardanne, France and Xianyang, China. The Company selects licorice root from various sources to optimize flavoring and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semifluid or blocks, depending on the customer's requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with licorice flavors from other producers and non-licorice ingredients to produce licorice flavors that meet the individual customer's requirements. Licorice extract can be further purified to produce licorice derivatives. The Company maintains finished goods inventories of sufficient quantity to provide immediate delivery to its domestic tobacco and non-tobacco customers. Domestically produced licorice flavors for foreign orders are either produced and shipped within 30 days or shipped immediately from inventory held at a European warehouse. French produced licorice flavors are primarily shipped from inventory.

         Non-licorice flavoring agents and plant products. The Company also sells flavoring agents and plant products to the tobacco, spice, pharmaceutical and health food industries. The Company cleans, grinds or cuts unprocessed spices, herbs and plant products, principally chilies, sage, cassia (cinnamon), cocoa bean shells, dried palmetto berries, goldenseal root, slippery elm bark and many other natural products to customer specifications.

RAW MATERIALS

         Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant's roots, which can be up to several inches thick and up to 25 feet long are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, the Company acquires the root in local markets for shipment to the Company's processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by the Company originates in Afghanistan, China, Pakistan, Azerbaijan, Uzbekistan, Turkmenistan, Syria and Turkey. Through many years of experience, the Company has developed extensive knowledge and relationships with their suppliers in these areas. Although the amount of licorice root the Company purchases from any individual source or country varies from year to year depending on cost and quality, the Company endeavors to purchase some licorice root from all available sources. This enables the Company to maintain multiple sources of supply and relationships with many suppliers so that if the licorice root from any one source becomes temporarily unavailable or uneconomic, the Company will be able to replace that source with licorice root from another area or supplier. During 1999, four suppliers of root, supplied 20%, 14%, 11% and 10%, respectively, of the Company's total root purchases. The Company tries to maintain a sufficient licorice root inventory and open purchase contracts to meet production needs for up to two years. At December 31, 1999, the Company had on hand approximately a two year supply of root. As a consequence of Executive Order 13129 issued by President Clinton on July 6, 1999, the Company is currently unable to import licorice root into the United States from those regions of Afghanistan controlled by the Taliban. In the past three years approximately 43% of the Company's root imports have come from all regions of Afghanistan. The Company believes that it can obtain root supplies from the non-Taliban controlled regions, but has increased its purchases from other countries. If the root from Afghanistan becomes unavailable indefinitely, the Company believes that it will be able to obtain sufficient root supplies from other countries. Licorice root has an indefinite retention period as long as it is kept dry, and therefore the Company has experienced little, if any, material spoilage. The Company has been able to obtain licorice root without interruption since World War II even though there has been periodic instability in the areas of the world where licorice root grows.

         In addition to licorice root, the Company also purchases significant quantities of licorice extract produced by others for use as a raw material. These licorice extracts are available from producers primarily in China and Turkmenistan in quantities sufficient to meet the Company's current requirements and anticipated requirements for the foreseeable future. During 1999, the Company had five suppliers of licorice extracts who each supplied more than 10% of total licorice extract purchases.

         Other raw materials for the Company's non-licorice flavor products and plant products are commercially available through many domestic and foreign sources.

SALES AND MARKETING

         All sales in the U.S. (including sales of licorice flavors to U.S. cigarette manufacturers for use in American blend cigarettes to be exported) are made through the Company's offices located in Camden, New Jersey or Richmond, Virginia, with technical support from the Company's research and development department. Outside the U.S., the Company sells its products directly from its Camden, New Jersey offices, through its Chinese and French subsidiaries, through exclusive agents and through independent distributors.

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

         In 1999, the Company's ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 60% of the Company's net revenues and one customer, Philip Morris Companies Inc. ("Philip Morris") accounted for approximately 30% of the Company's 1999 sales. If Philip Morris were to stop purchasing licorice from the Company, it would have a significant adverse effect on the financial results of the Company.

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

     During the period from 1995-1999, U.S. cigarette consumption declined at an estimated average rate of 2.8% per year. Since 1997 cigarette consumption in the U.S. has fallen 9.4% due to the significant price increases by the cigarette manufacturers in order to recover costs of the 1998 settlement with the State Attorneys General. Exports of cigarettes by U.S. manufacturers decreased at an estimated average rate of 10.2% per year from 1995 to 1999. The decrease in exports is due to increased foreign manufacturing capacity by U.S. tobacco companies, economic problems primarily in Russia, inventory adjustments and the overall slowdown of worldwide cigarette consumption. In response to the popularity of American blend cigarettes, foreign manufacturers also produce American blend cigarettes.

         Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. U.S. production of chewing tobacco products has steadily declined for more than a decade and from 1995 through 1999 it has declined by 5.1%. Consumption has declined because chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970s and has increased 2.6% from 1995 through 1999 due at least in part to the shift away from cigarettes and other types of smoking tobacco.

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

         In the last several years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Certain of these claims were tentatively settled during 1998 ("1998 Settlements"), though certain of the settlements may be subject to legal challenge. Among other things, the 1998 Settlements require the tobacco product manufacturers to pay a substantial monetary settlement and adhere to certain advertising and marketing restrictions. As a result of the 1998 Settlements and other settlements, the cigarette companies have significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Since 1997 cigarette consumption in the U.S. has decreased 9.4% because of the higher prices of cigarettes and the increased emphasis on the health effects of cigarettes. At this time the Company is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on the Company's financial performance. There can be no assurance that there will not be an increase in health-related litigation against the tobacco industry or that the Company, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on the Company.

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

SALES BACKLOG

         The sales backlog of the Company at any time is generally not significant. Domestic and foreign sales tobacco orders are received with shipment requirements no more than quarterly, monthly or weekly depending upon customer needs. Certain confectionery health food customers negotiate annual contracts which were not significant at December 31, 1999.

EMPLOYEES

         At December 31, 1999, the Company has approximately 311 employees. The Company has 142 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 2001. Management believes that its employee relations are good.

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

         The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or M&F Worldwide or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. In the event of certain kind of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to 30 other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, Whitman Corporation ("Whitman") has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary of Cooper Industries, Inc. ("Cooper") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Performance of this obligation is guaranteed by Cooper. Federal-Mogul purchased Cooper's subsidiary in October 1998.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. Pursuant to court rulings and interim agreements reached with certain insurance carriers, insurers are reimbursing approximately 90% of the aggregate defense and settlement costs associated with such claims, and Pneumo Abex continues to seek recovery of the remaining amount of unreimbursed costs from its carriers in an ongoing insurance coverage litigation commenced in 1982. As of February 28, 2000, there were approximately 57,000 pending claims, and MCG has approximately $9.2 million in unreimbursed costs pending receipt from the insurance carriers or Whitman. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 1999, the Environmental Protection Agency reduced the letter of credit requirements to $6.6 million. The cost of the letters of credit are being funded by MCG and/or Whitman. Pneumo Abex had $6.6 million and $20.0 million of letters of credit outstanding at December 31, 1999 and 1998, respectively, in connection with the Reimbursement Agreement.

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

         During 1999, Whitman and Pneumo Abex conducted an arbitration concerning certain aspects of the scope of the Whitman indemnity. On March 6, 2000, the arbitration panel issued its decision confirming that the indemnity applies as described herein, except that it does not extend to 87 previously filed asbestos-related claims, only one of which remains pending. The cost of the one pending claim, which is not expected to be material, will be borne by MCG and is subject to the pending insurance coverage litigation.

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

ITEM 2.   PROPERTIES

     THE COMPANY'S PRINCIPAL PROPERTIES ARE AS FOLLOWS:

                                                                        OWNED             APPROXIMATE
                                                                        OR                FLOOR  SPACE
LOCATION                   USE                                          LEASED            (SQUARE FEET)
--------                   ---                                          ------            -------------
Camden, New Jersey         Licorice manufacturing, warehousing         Owned                  390,000
                           and administration
Pennsauken, New Jersey     Warehousing                                 Leased(a)               40,000
Camden, New Jersey         Warehousing                                 Leased(b)               48,000
Gardanne, France           Licorice manufacturing and administration   Owned                   48,900
Richmond, Virginia         Manufacturing and administration            Owned                   65,000
                           for non-licorice products
Shaanxi, China             Licorice manufacturing and administration   Owned(c)                28,300

----------------------
(a)  Lease expires in June 2003.
(b)  Lease expires in December 2004.
(c) The land that the Chinese factory occupies comprises 5,546 sq. meters and is leased until 2009.

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

         In November 1998, the United States Court of Appeals for the Seventh Circuit reinstated a lawsuit filed by a former division President of the predecessor company (the "Plaintiff") against Pneumo Abex, a predecessor of Pneumo Abex and The Henley Group, Inc. that had been dismissed in September 1993 by the United States District Court for the Northern District of Illinois. The Plaintiff filed his suit in 1990 seeking in excess of $880,000, plus his attorney's fees and pre-judgment interest, for an alleged breach of a severance compensation agreement and management compensation plan. In addition to reinstating Plaintiff's lawsuit, the Court of Appeals granted him summary judgment on the liability portion of his severance compensation agreement claim. Pneumo Abex settled this suit with the Plaintiff for $2.5 million in 1999.

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

         See Item 1. Business - The Tobacco Industry and Corporate Indemnification Matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

                                                  HIGH         LOW
                                                  ----         ---
         CALENDAR 1998
                  First Quarter                   9 3/8       8 1/4
                  Second Quarter                 10 1/4       9 1/8
                  Third Quarter                  11 1/8       9 3/16
                  Fourth Quarter                 10 1/8       8 1/8
         CALENDAR 1999
                  First Quarter                  10 1/16      7
                  Second Quarter                  8 9/16      7 3/8
                  Third Quarter                   9 7/8       7 3/4
                  Fourth Quarter                  7 9/16      4 7/16

         The number of holders of record of the MFW Stock as of March 7, 2000 was approximately 6,670.

         The Company has not paid any cash dividends on the MFW Stock to date. Nor does the Company currently intend to pay regular cash dividends on the MFW Stock. The Company's dividend policy will be reviewed from time to time by the Board of Directors in light of the Company's results of operations and financial position and such other business considerations as the Board of Directors considers relevant. The ability of Pneumo Abex to pay dividends to the Company is limited by its credit agreement, which in turn may limit the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Notes to Consolidated Financial Statements.

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

         The table below reflects historical financial data which are derived from the audited consolidated financial statements of M&F Worldwide for each of the years in the five-year period ended December 31, 1999.

         The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of M&F Worldwide included elsewhere in this Annual Report on Form 10-K.

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                           1999        1998           1997       1996       1995
                                                           ----        ----           ----       ----       ----
                                                              (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (a)                                              $95.9      $99.8         $100.4       $9.5      $   -
Income (loss) from continuing operations (b)                19.1       40.1           22.5       10.4       (4.0)
Income (loss) per common share from
   continuing operations:
      Basic                                                 0.85       1.86           1.01        .43       (.24)
      Diluted                                               0.83       1.71            .96        .43       (.24)

BALANCE SHEET DATA (AT PERIOD END):
Total assets (c)                                          $311.4     $322.3         $313.1     $318.1      $51.3
Long-term debt (including current portion
   and short-term borrowings) (d) (e)                       49.0       53.3           77.6      100.1          -
Redeemable preferred stock (e)                                 -       20.0           20.0       20.0       20.0
Total stockholders' equity (f)                             236.9      223.1          185.6      166.0       22.5

--------------------
(a) Reflects sales of Flavors since its acquisition on November 25, 1996. Sales of the Company's Aerospace business are included in discontinued operations through the date of sale.

(b) Includes the results of Flavors, since its acquisition on November 25, 1996. Prior to the Abex Merger and the Transfer, results from continuing operations reflects costs associated with the former corporate office of Abex. Increase in 1998 reflects benefit from reversal of tax valuation allowance.

(c) The increase from 1995 to 1996 primarily reflects the Flavors Acquisition funded with proceeds from the Aerospace Sale.

(d) The increase in long-term debt from 1995 to 1996 was primarily the result of the Flavors Acquisition. Decreases in 1997 through 1999 were primarily related to the paydown of debt with cash generated from operations.

(e) The redeemable convertible preferred stock issued in connection with the Abex Merger and Transfer was redeemed at a $20.0 million, its liquidation value, on December 6, 1999, which was funded by borrowings under the revolving credit facility.

(f) Stockholders' equity includes the gain of $153.7 in 1996 on the sale of the Aerospace business partially offset by the VSR distribution of $23.2 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

Actual year ended December 31, 1999 compared to year ended December 31, 1998.

         Net sales were $95.9 million in 1999 and $99.8 million in 1998, a decrease of $3.9 million or 3.9%. The decline in sales for 1999 resulted from lower licorice volume to the Company's tobacco customers largely due to lower cigarette consumption in the United States, a decline in exports of domestically produced cigarettes and lower overseas consumption of cigarettes primarily in Russian and Eastern Europe.

         Cost of sales were $49.8 million in 1999 as compared to $51.4 million in 1998. The decline of $1.6 million was due to the lower sales volume as well as a reduction in raw materials costs and continued cost reduction programs. As a percentage of net sales, cost of sales was 51.9% in 1999 and 51.5% in 1998.

         The gross profit margin remained constant at slightly over 48%.

         SG&A expenses were $7.3 million in 1999 and $8.3 million in 1998. The decline of $1.0 million was due to higher earnings on the Company's overfunded pension plans. In 1999, $5.4 million of income was recorded as pension income and $4.4 million was recorded in 1998.

         Interest expense was $1.6 million lower in 1999 due to lower outstanding debt during the year.

         In 1999 the Company recorded a tax provision of $12.8 million whereas in 1998 the Company recorded a tax (benefit) of ($8.9) million. The 1999 provision reflects tax expense at current statutory rates which approximate 40.1% of income before taxes which includes a reduction of the valuation allowance for prior year minimum tax credits. The 1998 (benefit) reflects $22.5 million of federal tax benefits related to the reversal of the valuation allowance that had been recorded against net operating loss carryforwards. The Company believes these net operating loss carryforwards will be utilized in the future thereby resulting in no federal tax payments. The 1998 effective tax rate differs from the statutory rate due to the reduction of the valuation allowance relating to net operating loss carryforwards.

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

         The Company recorded a tax (benefit) provision from continuing operations of ($8.9) million (an effective tax rate of (28.5)%) and $3.4 million (an effective tax rate of 13.1%) for the years ended December 31, 1998 and 1997, respectively. The 1998 tax (benefit) reflects $22.5 million of federal benefit related to the reversal of the valuation allowance that had been recorded against net operating losses. Based on the Company's results of operations and its outlook for the business, including taking account of developments in the tobacco industry during 1998, the Company believes that it is more likely than not that these tax benefits will be realized. For the year ended December 31, 1997, the effective tax rate differs from the statutory tax rate due to a reduction of the valuation allowance which represents a portion of the Company's net operating losses which are expected to be utilized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flows provided by operating activities were $28.0 million, $33.6 million and $25.3 million for the years ended December 31, 1999, 1998 and 1997, respectively primarily from net income and the realization of deferred tax assets.

         Cash flows used in investing activities of $1.1 million in 1999 consisted of capital expenditures. Cash flows used in investing activities of $3.4 million in 1998 consisted primarily of capital expenditures including $1.6 million for the purchase of a previously leased factory in Richmond, VA. Cash flows used in investing activities during 1997 consisted of capital expenditures of $2.3 million, and $1.9 million for a 50% equity investment in a Peoples' Republic of China ("PRC") company and the purchase of a U.S. company which owns a PRC company. While the Company has not made any significant commitments for capital expenditures, they are planned to be approximately $1.5 million for 2000.

         Cash flows used in financing activities of $25.7 million in 1999 were for the redemption of preferred stock, preferred dividends and reduction of debt. Cash flows used in financing activities of $29.9 million in 1998 were for reduction of debt, preferred dividends and the final payment due to MCG relating to the Flavors Acquisition. Cash flows used in financing activities in 1997 primarily reflects the refinancing of the Company's 11 7/8% Senior Subordinated Notes due 2002 in November 1997 with borrowings under a new credit agreement and available cash. The Company entered into a five-year $120.0 million revolving credit facility with a group of banks to finance the redemption of all of its outstanding debt and for its working capital and other general corporate purposes. In 1999 the revolving credit facility was reduced to $80.0. At December 31, 1999, $49.0 million was borrowed under this facility and $8.9 million was reserved for lender guarantees on outstanding letters of credit. Management believes the remaining availability of approximately $22.1 million under the revolving credit facility and cash generated from operations will be sufficient to meet the Company's needs for working capital, capital expenditures and debt service for the foreseeable future.

YEAR 2000

         The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurred, these systems could interpret the year as 1900 rather than 2000. The Company developed an extensive Plan to insure that no disruptions would result because of this problem. The Company experienced no disruptions upon commencement of the Year 2000 and does not expect any disruptions in the future as a result of the Year 2000 issue. The total cost of the program was approximately $0.3 million.

TAX MATTERS

         In connection with the Abex Merger and the Transfer, MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 1999, the Company had available net operating loss carryforwards of approximately $135.8 million, which expire in years 2003 through 2011.

OTHER

         The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial position to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, (see
Item 1. Business-Corporate Indemnification Matters) the Company believes that the likelihood of indemnitors failing to satisfy their obligations is remote.

         For a discussion of certain indemnification obligations to the Company, see Item 1. Business - Corporate Indemnification Matters.

FOREIGN EXCHANGE

         Most of the Company's export sales and purchase of licorice raw materials are made in U.S. dollars. The Company's French subsidiary sells in several foreign currencies as well as the U.S. dollar and purchases raw materials principally in U.S. dollars.

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K for the year ended December 31, 1999, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

         The Company's consolidated results and the forward-looking statements could be affected by, among other things, (i) economic, climatic or political conditions in countries in which the Company sources licorice root; (ii) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (iii) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products; (iv) difficulties, delays or unanticipated costs from Year 2000 non-compliance by one or more of its customers, suppliers, or other strategic business partners; (v) the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification. The Company assumes no responsibility to update forward-looking information contained in this Form 10-K filing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. rates affect the interest paid on its debt. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1999 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1 and 2) Financial statements and financial statement schedule. See Index to Consolidated Financial Statements and Schedule, which appears, on page F-1 herein.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission (SEC) are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)      Exhibits

         EXHIBIT NO.    DESCRIPTION

         3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M&F Worldwide's Form 8-K dated April 30, 1996).

         3.2 By-Laws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to M&F Worldwide's Form 10-K dated December 31, 1995).

         10.1 Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT's Current Report on Form 8-K dated June 28,
                        1995).

         10.2 Registration Rights Agreement between Mafco and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Mafco Holdings Inc., Mafco Consolidated Holdings Inc. and Mafco in connection with the Company's capital stock).

         10.3 Letter Agreement, dated as of June 26, 1995, between the Company and Mafco (incorporated by reference to Exhibit
                        10.2 to the Company's Current Report on Form 8-K dated June 28, 1995).

         10.4 Letter Agreement, dated as of February 5, 1996, between the Company and Mafco (incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D dated February 8, 1996 filed by Mafco Holdings Inc., Mafco Consolidated Holdings Inc. and Mafco in connection with the Company's capital stock).

         10.5 Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Pneumo Abex's Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to exhibit 10.4 to Abex Inc.'s Annual Report on Form 10-K for 1992).

         10.6 M&F Worldwide 1995 Stock Plan (the "1995 Stock Plan") for employees of the Company and employees of affiliated corporations (incorporated by reference to Annex C to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-1 (File No. 33-92186)), as amended (incorporated by reference to exhibit 10.19 to M&F Worldwide Corp.'s Form 10-K for 1996).

         10.7 Employment agreement, dated January 7, 1997, between the Registrant and J. Eric Hanson (incorporated by reference to exhibit 10.24 to M&F Worldwide Corp.'s Form 10-K for
                        1996).

         10.8 The Company's 1997 Stock Option Plan (incorporated by reference to exhibit 10.25 to M&F Worldwide Corp.'s Form 10-K for 1996).

         10.9 Credit Agreement dated as of November 17, 1997 among Pneumo Abex, the lenders (as defined in the Credit Agreement), Chase Manhattan Bank, Chase Securities Inc., Bank Boston, N.A. and Chase Manhattan Bank Delaware (incorporated by reference to exhibit 10.27 to M&F Worldwide Corp.'s Form 10-K for 1997).

         10.10 Contract dated as of May 31, 1997 between Mafco Worldwide and Licorice and Paper Employees Association of Camden, New Jersey AFL-CIO (incorporated by reference to exhibit 10.28 to M&F Worldwide Corp.'s Form 10-K for
                        1997).

         10.11* First Amendment, dated as of April 1, 1999, to the Credit Agreement dated as of November 17, 1997 (Exhibit 10.9).

         10.12* Second Amendment, dated as of November 23, 1999, to the Credit Agreement dated as of November 17, 1997 (Exhibit 10.9).

         10.13* Employment agreement, dated September 1, 1996, between the Registrant and Stephen G. Taub.

         10.14* Amendment dated as of July 6, 1999 to employment agreement dated January 7, 1997 between the Registrant and J. Eric Hanson (Exhibit 10.7).

         21*            List of subsidiaries

         23.1*          Consent of Independent Auditors

         24* Powers of attorney executed by Messrs. Perelman, Durnan, Folz, Gittis, Hookstratten, Hanson, Liebman, Maher, Meister, Slovin, and Taub.

         27*            Financial data schedule

         *Filed herewith.

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


                              M&F WORLDWIDE CORP.



Dated:  March 22, 2000        By:/s/James R. Maher
                                 -----------------------------------------------
                                 James R. Maher
                                 Chairman of the Board,
                                 President and Chief Executive Officer


Dated:  March 22, 2000        By:/s/Todd J. Slotkin
                                 -----------------------------------------------
                                 Todd J. Slotkin
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)


Dated:  March 22, 2000        By:/s/Peter W. Grace
                                 -----------------------------------------------
                                 Peter W. Grace
                                 Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and of the dates indicated.


         SIGNATURE                            TITLE              DATE
         ---------                            -----              ----

       Ronald O. Perelman *                   Director           March 22, 2000
  ------------------------------------------
       Ronald O. Perelman


       James R. Maher *                       Director           March 22, 2000
  ------------------------------------------
       James R. Maher


       Jaymie A. Durnan *                     Director           March 22, 2000
  ------------------------------------------
       Jaymie A. Durnan


       Theo W. Folz *                         Director           March 22, 2000
  ------------------------------------------
       Theo W. Folz


       Howard Gittis *                        Director           March 22, 2000
  ------------------------------------------
       Howard Gittis


       J. Eric Hanson *                       Director           March 22, 2000
  ------------------------------------------
       J. Eric Hanson


       Ed Gregory Hookstratten *              Director           March 22, 2000
  ------------------------------------------
       Ed Gregory Hookstratten


       Lance A. Liebman *                     Director           March 22, 2000
  ------------------------------------------
       Lance A. Liebman


       Paul M. Meister *                      Director           March 22, 2000
  ------------------------------------------
       Paul M. Meister


       Bruce Slovin *                         Director           March 22, 2000
  ------------------------------------------
       Bruce Slovin


       Stephen G. Taub *                      Director           March 22, 2000
  ------------------------------------------
       Stephen G. Taub


* The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated:  March 22, 2000              By:/s/Todd J. Slotkin
                                       -----------------------------------------
                                          Todd J. Slotkin
                                          Attorney-in-Fact

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                     ITEM 8, ITEM 14 (A)(1) AND (2) AND (D)
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1999

         The following consolidated financial statements of M&F Worldwide are included in Item 8:

         As of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997.

                                                                          Pages
                                                                          -----
Report of Independent Auditors...........................................  F-2

Consolidated Balance Sheets..............................................  F-3

Consolidated Statements of Income........................................  F-4

Consolidated Statements of Stockholders' Equity..........................  F-5

Consolidated Statements of Cash Flows....................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

         The following financial statement schedule of M&F Worldwide is included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant...............  F-25


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
M&F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M&F Worldwide Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M&F Worldwide Corp. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               Ernst & Young LLP

New York, New York
February 11, 2000

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                          DECEMBER 31,
                                                                      -------------------
                                                                        1999        1998
                                                                      -------     -------
     ASSETS
Current assets:
  Cash and cash equivalents                                           $   1.8     $   0.7
  Trade accounts receivable, net                                         10.5         9.6
  Inventories                                                            50.3        50.4
  Prepaid expense and other                                               2.5         2.2
                                                                      -------     -------
    Total current assets                                                 65.1        62.9

Property, plant and equipment, net                                       24.4        26.6
Deferred tax asset                                                       37.4        47.4
Intangibles assets related to business acquired, net                    155.5       161.8
Pension asset                                                            27.3        21.9
Other assets                                                              1.7         1.7
                                                                       ------      ------

Total assets                                                          $ 311.4     $ 322.3
                                                                      =======     =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short term borrowings                                               $     -     $   1.3
  Trade accounts payable                                                  5.1         4.6
  Accrued compensation and benefits                                       3.8         4.0
  Taxes payable                                                           5.2         3.3
  Other accrued expenses                                                  6.2         6.5
                                                                      -------     -------
    Total current liabilities                                            20.3        19.7

Long-term debt                                                           49.0        52.0
Other liabilities                                                         5.2         7.5

Redeemable preferred stock                                                  -        20.0

Commitments and contingencies                                               -           -

Stockholders' equity:
  Common stock, par value $.01; 250,000,000 shares authorized;
    20,663,168 shares issued and outstanding in 1999;
    20,656,502 shares issued and outstanding in 1998                      0.2         0.2
  Additional paid-in capital                                             26.8        26.7
  Retained earnings                                                     216.3       198.7
  Accumulated other comprehensive loss                                   (6.4)       (2.5)
                                                                      -------     -------

Total stockholders' equity                                              236.9       223.1
                                                                      -------     -------

Total liabilities and  stockholders' equity                           $ 311.4     $ 322.3
                                                                      =======     =======


                See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                                1999         1998         1997
                                                            -----------   -----------  ------------
Net sales                                                   $      95.9   $      99.8  $      100.4
Cost of sales                                                     (49.8)        (51.4)        (54.0)
                                                            -----------   -----------  ------------
      Gross profit                                                 46.1          48.4          46.4

Selling, general and administrative expenses                       (7.3)         (8.3)         (9.9)
Amortization of intangibles                                        (4.3)         (4.3)         (4.3)
Other, net                                                          0.1          (0.2)          0.3
                                                            -----------    ----------  ------------
      Operating profit                                             34.6          35.6          32.5

Interest expense                                                   (2.8)         (4.4)         (7.1)
Interest, investment and other income, net                          0.1           -             0.5
                                                            -----------    ----------  ------------
Income before income taxes                                         31.9          31.2          25.9
(Provision for) benefit from income taxes                         (12.8)          8.9          (3.4)
                                                            -----------    ----------  ------------

Net income                                                         19.1          40.1          22.5
                                                            -----------    ----------  ------------

Preferred stock dividends                                          (1.5)         (1.6)         (1.6)
                                                            -----------    ----------  ------------

      Net income available to common stockholders           $      17.6    $     38.5  $       20.9
                                                            ===========    ==========  ============

Income per common share:
      Basic                                                 $      0.85    $     1.86  $       1.01

      Diluted                                               $      0.83    $     1.71  $       0.96








                 See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                                                     ACCUMULATED
                                                      ADDITIONAL                        OTHER
                                          COMMON       PAID-IN        RETAINED      COMPREHENSIVE
                                          STOCK        CAPITAL        EARNINGS           LOSS            TOTAL
                                         --------    ------------    ----------    ---------------     --------
Balance, December 31, 1996                 $0.2         $26.7          $139.3           $(0.2)          $166.0

  Net income                                                             22.5                             22.5
  Currency translation adjustment                                                        (1.3)            (1.3)
                                                                                                       --------
  Comprehensive income                                                                                    21.2
                                                                                                       --------

  Preferred stock dividends                                              (1.6)                            (1.6)
                                         --------    ------------    ----------       ----------       --------

Balance, December 31, 1997                  0.2          26.7           160.2            (1.5)           185.6

  Net income                                                             40.1                             40.1
  Currency translation adjustment                                                        (1.0)            (1.0)
                                                                                                       --------
  Comprehensive income                                                                                    39.1
                                                                                                       --------

  Preferred stock dividends                                              (1.6)                            (1.6)
                                         --------    ------------    ----------       ----------       --------

Balance, December 31, 1998                  0.2          26.7           198.7            (2.5)           223.1

  Net income                                                             19.1                             19.1
  Currency translation adjustment                                                        (3.9)            (3.9)
                                                                                                       --------
  Comprehensive income                                                                                    15.2
                                                                                                       --------

  Exercise of stock options, net of tax                   0.1                                              0.1

  Preferred stock dividends                                              (1.5)                            (1.5)
                                         --------    ------------    ----------       ----------       --------

Balance, December 31, 1999                 $0.2         $26.8          $216.3           $(6.4)          $236.9
                                         ========    ============    ==========       ==========       ========


                 See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                  1999          1998            1997
                                                                --------      --------        --------
Cash flows from operating activities
  Net income                                                    $ 19.1        $ 40.1          $ 22.5

  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
      Depreciation and amortization                                7.0           6.9             6.7
    Changes in assets and liabilities net of assets and
      liabilities transferred, sold or acquired
        (Increase) decrease in trade accounts receivable          (1.2)          0.7             0.8
        (Increase) decrease in inventories                        (1.1)          0.1            (4.8)
        Increase (decrease) in accounts payable and
          accrued expenses                                         0.7          (1.3)            0.7
        Increase in pension asset                                 (5.4)         (4.4)           (3.1)
        Decrease (increase) in net deferred tax asset              9.9         (10.5)            0.6
        Other, net                                                (1.0)          2.0             1.9
                                                                --------      --------        --------
          Cash provided by operating activities                   28.0          33.6            25.3
                                                                --------      --------        --------

Cash flows used in investing activities
  Capital expenditures                                            (1.1)         (3.4)           (2.3)
  Investment in companies in The Peoples' Republic of China         --            --            (1.9)
                                                                --------      --------        --------
      Cash used in investing activities                           (1.1)         (3.4)           (4.2)
                                                                --------      --------        --------

Cash flows used in financing activities
  Repayment of borrowings                                        (26.0)        (34.2)         (107.5)
  Net short term borrowings                                       (1.2)          0.2             1.0
  Proceeds from revolving credit facility                         23.0           9.6            84.0
  Preferred stock dividends paid                                  (1.5)         (2.0)           (1.2)
  Deferred cash payment to MCG                                      --          (3.5)           (3.7)
  Redemption of redeemable preferred stock                       (20.0)           --              --
  Other, net                                                        --            --             1.2
                                                                --------      --------        --------
    Cash used in financing activities                            (25.7)        (29.9)          (26.2)
                                                                --------      --------        --------

Effect of exchange rate on cash                                   (0.1)           --            (0.2)

Net increase (decrease) in cash and cash equivalents               1.1           0.3            (5.3)
Cash and cash equivalents at beginning of year                     0.7           0.4             5.7
                                                                --------      --------        --------

Cash and cash equivalents at end of year                        $  1.8        $  0.7          $  0.4
                                                                ========      ========        ========

Supplemental schedule of cash flow information:
-----------------------------------------------
  Interest paid                                                 $  2.3        $  4.4          $ 10.4
  Taxes paid                                                       1.2           0.6             1.6


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

         The Company produces a variety of licorice flavors from licorice root, licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia and Gardanne, France. Approximately 71% of the Company's' licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company manufactures and sells other flavor products and plant products which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health food products.

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

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

         Intangible assets, including goodwill and product formulations, relate to acquisitions (see Note 3) and are being amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $13.1 and $9.0 at December 31, 1999 and 1998, respectively. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of intangible assets is to review the carrying value of intangible assets if the facts and circumstances suggest that they may be impaired. If this review indicates that intangible assets will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of intangible assets will be reduced to their estimated fair value.

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

RESEARCH AND DEVELOPMENT:

         Research and development expenditures are expensed as incurred. The amounts charged against income were not significant in 1999, 1998, and 1997.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


FOREIGN CURRENCY TRANSLATION:

         Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the average exchange rates prevailing during the period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations and those resulting from translation of financial statements are reported in other comprehensive income
(loss).

STOCK-BASED COMPENSATION:

         The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See
Note 9).

DERIVATIVES AND HEDGING ACTIVITIES:

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard is effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring companies to recognize all derivatives as either assets or liabilities on their balance sheet and measuring them at fair value. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

3.       FLAVORS ACQUISITION

         On November 25, 1996, Mafco Consolidated Group Inc. ("MCG") and M&F Worldwide consummated the transactions contemplated by the Purchase Agreement by and among MCG, M&F Worldwide and PCT International Holdings Inc. ("Purchaser"), a Delaware corporation and wholly-owned subsidiary of M&F Worldwide. Pursuant to the Purchase Agreement, Purchaser acquired from MCG (the "Flavors Acquisition"), all the shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors") and 23,156,502 Value Support Rights (each a "VSR", and collectively, the "VSRs") issued pursuant to a Value Support Rights Agreement (the "VSR Agreement"), dated November 25, 1996 between MCG and American Stock Transfer & Trust Company, as trustee. On December 31, 1996, the Company distributed to its stockholders the VSRs received as part of the Flavors Acquisition.

         In consideration for the Shares and VSRs, Purchaser paid MCG cash in the amount of $180.0. In addition, Purchaser paid MCG deferred cash payments of $3.7 on June 30, 1997 and $3.5 on January 2, 1998.

         Each of the Purchase Agreement and VSR Agreement were unanimously approved by the Boards of Directors of MCG and M&F Worldwide and, in the case of M&F Worldwide, by a Special Committee of independent directors formed for the purpose of considering the transaction. MCG owns approximately 32% of the outstanding shares of M&F Worldwide common stock.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Immediately following the Flavors Acquisition, Mafco Worldwide Corporation, a wholly-owned subsidiary of Flavors, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and Pneumo Abex becoming a wholly-owned subsidiary of Flavors.

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

4.       INVENTORIES

         Inventories consisted of the following:

                                                           DECEMBER 31,
                                                    ------------------------
                                                    1999                1998
                                                    ----                ----
         Raw materials                              $36.2              $36.0
         Work-in-progress                             0.3                0.5
         Finished goods                              13.8               13.9
                                                    -----              -----
                                                    $50.3              $50.4
                                                    =====              =====
5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                          DECEMBER 31,
                                                    ------------------------
                                                    1999                1998
                                                    ----                ----
         Land                                      $ 1.6              $ 1.7
         Buildings                                   9.5                9.6
         Machinery and equipment                    20.1               20.0
         Construction-in-progress                    0.4                0.2
                                                   -----              -----
                                                    31.6               31.5
         Accumulated depreciation                   (7.2)              (4.9)
                                                   -----              -----
                                                   $24.4              $26.6
                                                   =====              =====

         Depreciation expense was $2.7, $2.5 and $2.3 in 1999, 1998 and 1997, respectively.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


6.       INCOME TAXES

         Information pertaining to the Company's income before income taxes and the applicable provision (benefit) for income taxes is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1999        1998       1997
                                                  ------      ------     ------
Income before income taxes:
   Domestic                                       $ 29.7     $ 29.6      $ 24.1
   Foreign                                           2.2        1.6         1.8
                                                  ------     -------     ------
Total income before taxes                         $ 31.9     $ 31.2      $ 25.9
                                                  ======     =======     ======

Provision (benefit) for income taxes:
   Current:
    Federal                                       $  0.6     $  0.5      $  1.0
    State and local                                  1.3        1.2         1.0
    Foreign                                          1.0        0.9         0.7
                                                  ------     -------     ------
                                                     2.9        2.6         2.7
   Deferred:
    Federal                                          9.9      (11.3)        -
    State and local                                   -          -          0.4
    Foreign                                           -        (0.2)        0.3
                                                  ------     -------     ------
Total provision (benefit) for income taxes        $ 12.8     $ (8.9)     $  3.4
                                                  ======     =======     ======

         The Company recorded a tax provision of $12.8 (an effective tax rate of 40.1%) and a tax (benefit) of ($8.9) (an effective tax rate of (28.5)%) for the years ended December 31, 1999 and 1998, respectively. The 1999 provision reflects a reduction of the valuation allowance for prior year minimum tax credits. The 1998 tax (benefit) reflects $22.5 of federal benefit related to the reversal of the valuation allowance that had been recorded against net operating losses. Based on the Company's results of operations and its outlook for the business, including taking account of developments in the tobacco industry during 1998, the Company believes that it is more likely than not that these tax benefits will be realized.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1999      1998
                                                                ------    ------
Deferred tax assets:
   Current

     Inventory                                                  $ 0.8     $ 0.6
     Accrued expenses and other liabilities                       0.3       0.4
   Long-term
     Other liabilities                                            1.5       2.3
     Property, plant and equipment                                0.8       0.5
     Net operating loss carryforwards                            47.5      55.4
     Capital loss carryforwards                                   7.0       7.0
     Minimum tax carryforward                                     1.4       0.8
                                                                ------    ------
       Total deferred tax asset                                  59.3      67.0
     Valuation allowance                                         (7.0)     (7.8)
                                                                ------    ------
       Total deferred tax asset net of valuation allowance       52.3      59.2

Deferred tax liabilities:
   Long-term
     Property, plant and equipment                                0.9       1.0
     Pension asset                                                9.6       7.7
     Intangibles                                                  5.1       3.9
                                                                ------    ------
       Total deferred tax liability                              15.6      12.6
                                                                ------    ------
Deferred tax assets in excess of deferred tax liabilities       $36.7     $46.6
                                                                ======    ======

         The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

                                               1999         1998         1997
                                              ------       ------       ------
       Statutory rate                          35.0%        35.0%        35.0%
       State and local taxes                    4.0          4.1          5.6
       Alternative minimum tax                  -            1.7          0.9
       Foreign tax in excess of U.S.            0.7          0.3          1.5
       Decrease in valuation allowance         (2.2)       (72.2)       (33.1)
       Other                                    2.6          2.6          3.2
                                              ------       ------       ------

                                               40.1%       (28.5)%       13.1%
                                              ======       ======       ======

         The Company had available net operating loss carryforwards of approximately $135.8 at December 31, 1999, which expire in the years 2003 through 2011.

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

         In connection with the merger (the "Abex Merger") of Abex Inc. ("Abex") and a wholly-owned subsidiary of Mafco Holdings Inc. ("Holdings") and the related transfer (the "Transfer") to a subsidiary of MCG of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to the Aerospace division.

7.       AUTHORIZED CAPITAL STOCK

         M&F Worldwide's authorized capital stock consists of 250,000,000 shares of common stock, par value $0.01 per share, of which 20,663,168 shares were outstanding at December 31, 1999 and 20,656,502 shares were outstanding at December 31, 1998 and 250,020,000 shares of preferred stock, par value $0.01 per share, 20,000 of which were held in treasury at December 31, 1999 and 20,000 were outstanding at December 31, 1998.

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

8.       REDEEMABLE PREFERRED STOCK

         In connection with the Abex Merger, as of June 15, 1995, the Company issued $20 face amount of preferred stock. The preferred stock had a liquidation value of $1,000 per share (the "Liquidation Value"), plus an amount equal to all accrued and unpaid dividends to the date of final distribution. Dividends on the preferred stock were cumulative and payable quarterly in arrears at an amount per share equal to $20 per $1,000 Liquidation Value from and after June 16, 1995.

         On December 6, 1999, in accordance with the terms of the preferred stock, M&F Worldwide, at its sole option redeemed the preferred stock for an amount which was equal to (i) the sum of the Liquidation Value thereof and all accrued and unpaid dividends thereon to the redemption date plus (ii) an amount equal to interest on the amount determined in clause (i) at 8% per annum, compounded on a quarterly basis, from the date the redemption amount was otherwise due and payable (without regard to whether M&F Worldwide may legally redeem such shares) to the date the redemption amount was actually paid.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


9.        STOCK AND OTHER PLANS:

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under the FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

         M&F Worldwide established two stock plans, one in 1995 and one in 1997, (the "Stock Plans") which provide for the grant of awards covering up to 2.0 million shares of M&F Worldwide common stock.

         A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                       Weighted      Options
                                                       Average     Exercisable
                                            Options    Exercise   at end of year
                                             (000)       Price         (000)

                                           -------    --------   --------------
   Outstanding - December 31, 1996            --

            Granted                         1,600        $7.47
                                            ------
   Outstanding - December 31, 1997          1,600         7.47
                                            ------
   Outstanding - December 31, 1998          1,600         7.47          363
                                            ------                     =====
            Granted                           400         5.50
            Exercised                          (7)        7.38
                                           --------
   Outstanding - December 31, 1999          1,993        $7.07          860
                                           ========                    =====

         The weighted average fair value of options granted in 1997 and 1999 was $2.89 and $3.16, respectively. Exercise prices for options outstanding at December 31, 1999 ranged from $5.50 to $7.625 per option. The weighted average remaining contractual life of options outstanding as of December 31, 1999 is 7.8 years. The 1.6 million non-qualified options granted in 1997 included 0.5 million options to the Chairman of Executive Committee of the Board of Directors and 1.1 million options granted to employees. These options have a 10 year term and vest one-third each year beginning on the first anniversary of the grant date and become fully vested after 3 years except for the 0.5 million granted to the Chairman of the Executive Committee which vest on the fifth anniversary of the grant date. The options granted in 1999 have a 10 year term and vest one-third each year beginning on the grant date and are fully vested on the second anniversary of the grant date.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         The exercise price of the stock options issued were equal to the market value of the Company's stock on the dates of grant and accordingly, no compensation cost has been recognized for stock options issued under the Stock Plans. Had compensation cost for the stock options issued by the Company been determined based on the fair value at grant date for awards in 1997 and 1999 under the Stock Plans consistent with the provisions of SFAS 123, the Company's net income and income per share for the years ended December 31, 1999, 1998, and 1997, respectively, would have been reduced to the pro forma amounts indicated below:

                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                      1999     1998     1997
                                                     ------   ------   ------
           Net income - as reported                  $19.1    $40.1    $22.5
           Net income - pro forma                     17.8     38.8     21.4
           Basic income per share - as reported       0.85     1.86     1.01
           Diluted income per share - as reported     0.83     1.71     0.96
           Basic income per share - pro forma         0.79     1.80     0.96
           Diluted income per share - pro forma       0.77     1.67     0.92

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the Stock Plans in 1997 and 1999, respectively: dividend yield of 0.0% and 0.0%; expected stock price volatility of 21.0% and 32.3%; risk-free interest rate of 6.49% and 6.24%; and expected life of 7 years and 10 years.

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

         The Company's Board of Directors has adopted, subject to approval of the Company's stockholders, the 2000 Stock Option Plan (the "2000 Plan") covering up to 1.5 million shares of the Company's stock. In December 1999, the Company's Board of Directors granted 0.8 million options at an exercise price of $5.50 per option subject to the approval of the 2000 Plan by the stockholders. These options will have a 10 year term and will generally be fully vested upon approval of the 2000 Plan by the Company's stockholders. In accordance with APB 25, such plans subject to stockholders' approval are considered to be variable and require compensation accounting. No compensation expense has been recognized for any options granted under the 2000 Plan as the exercise price exceeded the market price of the underlying stock on December 31, 1999, which is the most recent measurement date for financial reporting purposes.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


10.      PENSION PLANS

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

         The following table reconciles the funded status of the Company's pension plans:

                                                                                     DECEMBER 31,
                                                                           -----------------------------
                                                                              1999                1998
                                                                           ---------           ---------
         Accumulated Benefit Obligation                                    $  125.9            $ 135.0
                                                                           =========           =========

         Change in Projected Benefit Obligation
           Projected benefit obligation at beginning of year               $  137.0            $ 125.3
           Service cost                                                         0.3                0.3
           Interest cost                                                        9.0                9.1
           Assumption changes                                                 (10.2)              10.5
           Actuarial loss                                                       1.6                1.0
           Benefits paid                                                      (10.0)              (9.2)
                                                                            ---------           ---------
           Projected benefit obligation at end of year                        127.7              137.0
                                                                            ---------           ---------
         Change in Plan Assets
           Fair value of assets at beginning of year                          173.3              168.8
           Actual return on plan assets                                        25.5               13.7
           Benefits paid                                                      (10.0)              (9.2)
                                                                            ---------           ---------
           Fair value of assets at end of year                                188.8              173.3
                                                                            ---------           ---------
         Plan assets in excess of projected benefit obligations                61.1               36.3
           Unrecognized prior service cost                                      0.1                0.1
           Unrecognized net gain                                              (33.9)             (14.5)
                                                                            ---------           ---------
         Net pension asset                                                    $27.3            $  21.9
                                                                            =========           =========

         The Company has an unfunded supplemental benefit plan to provide salaried employees with retirement benefits which were limited by U.S. income tax regulation. In addition, the Company has an unfunded benefit plan which provides benefits to certain former employees of the Company. The projected benefit obligations, after adjusting for prior service costs and unrecognized actuarial gains and losses for the plans included in other liabilities, were $1.8 and $1.5 at December 31, 1999 and 1998 respectively.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% and 6.75% as of December 31, 1999 and 1998 respectively. The rate of increase in future compensation levels reflected in the determination of the Company's salaried plans and the supplemental benefit plan was 5% for 1999 and 1998. Certain employees of the Company are covered under a union pension plan which provides for a benefit accrual based upon a flat dollar amount for each year of credited service. The expected long-term rate of return on assets for both the non-union and union plans was 9.5% in 1999 and 1998 and 9% in 1997.

         Plan assets and liabilities were primarily measured on October 31 each year.

         Net periodic pension income, included in selling, general and administrative expenses, consisted of the following components:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                     1999              1998               1997
                                                                     ----              ----               ----
         Service cost - benefits earned during the period          $   0.3           $   0.3             $  0.3
         Interest cost on projected benefit obligations                9.0               9.1                8.7
         Expected return on plan assets                              (14.7)            (13.8)             (12.0)
                                                                   --------          --------            -------
         Net pension income                                        $  (5.4)          $  (4.4)            $ (3.0)
                                                                   ========          ========            =======


11.      SHORT-TERM BORROWING AND LONG-TERM DEBT

         In November 1997, Pneumo Abex entered into a five-year $120.0 revolving credit facility (the "Revolving Credit Facility") with a group of banks to refinance the redemption of all of its outstanding long term debt and for working capital and other general corporate purposes. On April 9, 1999, the Revolving Credit Facility was reduced by the Company to $80.0 million. Amounts outstanding under the Revolving Credit Facility were $49.0 and $52.0 at December 31, 1999 and 1998, respectively, and $8.9 and $22.2 were reserved for lender guarantees on outstanding letters of credit at December 31, 1999 and 1998, respectively. The Revolving Credit Facility permits Pneumo Abex to choose between various interest rate options and to specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans (as defined) and (ii) Eurodollar Loans (as defined) plus a borrowing margin (0.50% at December 31, 1999). The borrowing margin is adjusted quarterly based on certain performance ratios. The Revolving Credit Facility provides for a commitment fee of 0.200% annum on the unused Revolving Credit Facility. The Revolving Credit Facility is guaranteed by Flavors and a domestic subsidiary of Pneumo Abex. The Revolving Credit Facility contains various restrictive covenants which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets. The average interest charged on outstanding Revolving Credit Facility borrowings at December 31, 1999 was 6.88%.

         The Company's French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to fourteen million French francs (approximately $2.1 at December 31, 1999) for working capital purposes. The amounts borrowed which are included in short term borrowings on the consolidated balance sheet were $0.0 and $1.3 at December 31, 1999 and 1998, respectively.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


12.      FINANCIAL INSTRUMENTS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade accounts receivable. The Company's customers are geographically dispersed, but are concentrated in the worldwide tobacco industry. Pneumo Abex historically has had no material losses on its trade receivables from customers in the tobacco industry. Probable bad debt losses have been provided for in the allowance for doubtful accounts.

         From time to time, the Company enters into forward exchange contracts to hedge certain receivables and firm sales commitments denominated in foreign currencies. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenue is recognized. Realized gains and losses on foreign currency contracts are included in the underlying asset or liability being hedged and recognized in earnings when the future sales occur. There were no contracts outstanding at December 31, 1999 and 1998.

         The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.

13.      COMMITMENTS AND CONTINGENCIES

         Rental expense, which includes rent for facilities, equipment and automobiles under operating leases expiring through 2004, amounted to $0.1, $0.2 and $0.6 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum rental commitments for operating leases with noncancelable terms in excess of one year from December 31, 1999 are as follows:

                      2000                              0.3
                      2001                              0.3
                      2002                              0.2
                      2003                              0.2
                      Thereafter                        0.1
                                                      -----
                                                       $1.1
                                                      =====

         The Company had outstanding letters of credit totaling $8.9 and $22.2 at December 31, 1999 and 1998, respectively.

         At December 31, 1999, the Company had obligations to purchase approximately $8.2 of raw materials.

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

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or M&F Worldwide or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to 30 other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, Whitman Corporation ("Whitman") has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary of Cooper Industries, Inc. ("Cooper") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Performance of this obligation is guaranteed by Cooper. Federal- Mogul purchase Cooper's subsidiary in October 1998.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. Pursuant to court rulings and interim agreements reached with certain insurance carriers, insurers are reimbursing approximately 90% of the aggregate defense and settlement costs associated with such claims, and Pneumo Abex continues to seek recovery of the remaining amount of unreimbursed costs from its carriers in an ongoing insurance coverage litigation commenced in 1982. As of February 28, 2000, there were approximately 57,000 pending claims, and MCG has approximately $9.2 in unreimbursed costs pending receipt from the insurance carriers or Whitman. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 1999, the Environmental Protection Agency reduced the letter of credit requirements to $6.6. The cost of the letters of credit are being funded by MCG and/or Whitman. Pneumo Abex had $6.6 and $20.0 of letters of credit outstanding at December 31, 1999 and 1998, respectively, in connection with the Reimbursement Agreement.

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

         During 1999, Whitman and Pneumo Abex conducted an arbitration concerning certain aspects of the scope of the Whitman indemnity. On March 6, 2000, the arbitration panel issued its decision confirming that the indemnity applies as described herein, except that it does not extend to 87 previously filed asbestos-related claims, only one of which remains pending. The cost of the one pending claim, which is not expected to be material, will be borne by MCG and is subject to the pending insurance coverage litigation.

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

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         In November 1998, the United States Court of Appeals for the Seventh Circuit reinstated a lawsuit filed by a former division President of the predecessor company (the "Plaintiff") against Pneumo Abex, a predecessor of Pneumo Abex and The Henley Group, Inc. that had been dismissed in September 1993 by the United States District Court for the Northern District of Illinois. The Plaintiff filed his suit in 1990 seeking in excess of $0.9, plus his attorney's fees and pre-judgment interest, for an alleged breach of a severance compensation agreement and management compensation plan. In addition to reinstating Plaintiff's lawsuit, the Court of Appeals granted him summary judgment on the liability portion of his severance compensation agreement claim. Pneumo Abex settled this suit with the Plaintiff for $2.5 in 1999.

         In addition, various other legal proceedings, claims and investigations are pending against Pneumo Abex, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

         In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.

14.      RELATED PARTY TRANSACTIONS

         The Company paid a subsidiary of Holdings $0.3 to reimburse to it a portion of Mr. Maher's salary expense in 1999 representing time devoted by him to the affairs of the Company. The Company received from a subsidiary of Holdings $0.1 to reimburse to it a portion of Mr. Hanson's salary expense in 1999 representing time devoted to him to the affairs of such subsidiary of Holdings.

15.      SIGNIFICANT CUSTOMER

         The Company has a significant customer in the tobacco industry, Philip Morris Companies Inc., which accounted for approximately 30% of 1999 net revenues, 31% of 1998 net revenues and 30% of net revenues in 1997.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


16.      SEGMENT INFORMATION

         As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". In accordance with the requirements of the new standard, the Company has one business segment, which is the production of flavors used primarily by the tobacco and food industries.

Geographic Information

                                             YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                        1999         1998          1997
                                       -----        ------        ------
    Net Sales (a):
      United States (b)                $ 80.6       $ 86.8       $  87.8
      France                             15.3         13.0          12.6
                                       ------       ------       -------
      Total net sales                  $ 95.9       $ 99.8       $ 100.4
                                       ======       ======       =======

                                               AS OF DECEMBER 31,
                                              ------------------
                                               1999        1998
                                              ------      ------
    Long-Lived Assets:
      United States                           $189.8     $189.8
      France                                    17.2       20.2
      Other Foreign                              1.9        2.0

(a)      Revenues are reported by country of domicile.

(b) Includes export sales of $28.0, $28.4, and $29.8 in 1999, 1998, and 1997, respectively.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


17.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

          The following is a summary of unaudited quarterly financial information for 1999 and 1998:

                                                          1999
                                        ----------------------------------------
                                        FIRST     SECOND      THIRD      FOURTH
                                        -----     ------      -----      ------
Net Sales                               $24.1      $24.8      $23.1     $23.9
Gross profit                             11.7       11.7       10.5      12.2
Net income                                4.5        4.8        3.7       6.1
Income per common share:
  Basic                                 $0.20     $0.21       $0.16     $0.28
  Diluted                               $0.19     $0.21       $0.16     $0.27

                                                          1998
                                        ----------------------------------------
                                        FIRST     SECOND      THIRD      FOURTH
                                        -----     ------      -----      ------
Net Sales                               $26.8      $26.0      $24.2     $22.8
Gross profit                             13.0       12.1       11.7      11.6
Net income                                7.8        7.2        7.3      17.8(a)
Income per common share:
  Basic                                 $0.36     $0.33       $0.33     $0.84
  Diluted                               $0.33     $0.31       $0.31     $0.76

--------------
(a) The unaudited net income for 1998 reflects tax benefit as a result of reducing a tax valuation allowance.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


18.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1999      1998     1997
                                                        -----    -----     -----
Numerator:
  Net income                                           $19.1    $40.1     $22.5
  Preferred stock dividends                             (1.5)    (1.6)     (1.6)
                                                       -----    -----     -----
  Numerator for basic earnings per share:
    Income available to common stockholders            $17.6    $38.5     $20.9
                                                       =====    =====     =====
  Numerator for diluted earnings per share:
    Income available to common stockholders
    Net income                                         $19.1    $40.1     $22.5
                                                       =====    =====     =====
Denominator (in millions):
  Basic earnings per share-weighted average shares      20.7     20.7      20.7
  Effect of dilutive securities:
    Convertible preferred stock                          2.3      2.5       2.5
    Employee stock options                               0.1      0.3       0.2
                                                       -----    -----     -----
  Diluted earnings per share-weighted
  average shares and assumed conversions                23.1     23.5      23.4
                                                       =====    =====     =====
Basic earnings per share:
  Available to common stockholders                     $0.85    $1.86     $1.01
                                                       =====    =====     =====
Diluted earnings per share:
  Available to common stockholders                     $0.83    $1.71     $0.96
                                                       ======   =====     =====

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          BALANCE SHEET (PARENT ONLY)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)




                                                                                            December 31,
                                                                                     -----------------------
                                                                                       1999             1998
                                                                                     -------          -------
          ASSETS

Current assets:
  Cash and cash equivalents                                                          $ --             $ --
  Prepaid expenses and other                                                           --               --
                                                                                     -------          -------
     Total current assets                                                              --               --

Investment in and advances to subsidiaries                                             235.8            240.0
Receivable from subsidiaries                                                             1.8              3.9
                                                                                     -------          -------
                                                                                     $ 237.6          $ 243.9
                                                                                     =======          =======



      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                                   $   0.7          $   0.8
                                                                                     -------          -------
     Total current liabilities                                                           0.7              0.8

Redeemable preferred stock                                                                --             20.0

Stockholders' equity:
  Common stock, par value $.01; 250,000,000 shares authorized;
    20,663,168 shares issued and outstanding in 1999 and
    20,656,502 shares issued and outstanding in 1998                                     0.2              0.2
  Additional paid-in capital                                                            26.8             26.7
  Retained earnings                                                                    216.3            198.7
  Accumulated other comprehensive income                                                (6.4)            (2.5)
                                                                                     -------          -------
     Total stockholders' equity                                                        236.9            223.1
                                                                                     -------          -------
                                                                                     $ 237.6          $ 243.9
                                                                                     =======          =======

        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONSOLIDATED STATEMENT OF INCOME (PARENT ONLY)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                        1999           1998
                                                    ------------   -------------


General and administrative expenses                  $   0.5         $   0.9
                                                    ------------   -------------
     Operating loss                                      0.5             0.9

Interest, investment and other income, net               -                -
                                                    ------------   -------------
     Loss from continuing operations before taxes        0.5             0.9

Provision (benefit) for income taxes                    (0.2)           (1.2)
                                                    ------------   -------------
     Loss from continuing operations                     0.3            (0.3)

Equity in income of subsidiaries                        19.4            39.8
                                                    ------------   -------------
     Net income                                         19.1            40.1
                                                    ------------   -------------
Preferred stock dividends                               (1.5)           (1.6)
                                                    ------------   -------------
     Net income available to common stockholders     $  17.6         $  38.5
                                                    ============   =============

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CONSOLIDATED STATEMENT OF CASH FLOWS (PARENT ONLY)
                              (DOLLARS IN MILLIONS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------
                                                                                             1999             1998
                                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $  19.1          $  40.1
Adjustments to reconcile net income to total cash provided by operating activities:

         Equity in income of subsidiaries less than /(in excess of) cash distributions          0.6            (39.8)
Changes in assets and liabilities:
         Receivable from subsidaries                                                            2.1              5.9
         Other, net                                                                            (0.3)            (0.8)
                                                                                            --------         --------
         Cash provided by operating activities                                                 21.5              5.4
                                                                                            --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock                                                                 (20.0)               -
Deferred cash payment to MCG                                                                      -             (3.5)
Preferred stock dividends paid                                                                 (1.5)            (2.0)
                                                                                            --------         --------
          Cash used in financing activities                                                   (21.5)            (5.5)
                                                                                            --------         --------

Net increase in cash and cash equivalents                                                         -             (0.1)
Cash and cash equivalents at beginning of period                                                  -              0.1
                                                                                            --------         --------
Cash and cash equivalents at end of period                                                  $     -          $    -
                                                                                            ========         ========