Form 10-Q
period 2000-04-02
M & F WORLDWIDE CORP
filed 2000-05-11
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

                                       or

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


As of May 10, 2000, the Registrant had 20,653,168 outstanding shares of common stock of which 6,648,800 shares were held by Mafco Consolidated Group Inc.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)
                                   (Unaudited)


                                                 THREE MONTH PERIODS ENDED
                                               -------------------------------
                                                    APRIL 2,      APRIL 4,
                                                      2000          1999
                                                   ---------     ---------

Net sales                                            $ 22.7        $ 24.1
Cost of sales                                         (11.9)        (12.4)
                                                     ------        ------
Gross profit                                           10.8          11.7

Selling, general and administrative expenses           (1.4)         (2.0)
Amortization of intangibles                            (1.1)         (1.1)
                                                     ------        ------
Operating income                                        8.3           8.6

Interest expense, net                                  (0.8)         (0.8)
                                                     ------        ------
Income before income taxes                              7.5           7.8
Provision for income taxes                             (3.1)         (3.3)
                                                     ------        ------
Net income                                              4.4           4.5
Preferred stock dividend                                  -          (0.4)
                                                     ------        ------
Net income available to common stockholders          $  4.4        $  4.1
                                                     ======        ======

Income per common share:
        Basic                                        $ 0.21        $ 0.20
                                                     ======        ======

        Diluted                                      $ 0.21        $ 0.19
                                                     ======        ======

Weighted average shares outstanding:
        Basic                                          20.7          20.7
                                                     ======        ======

        Diluted                                        20.7          23.5
                                                     ======        ======




       See Notes to Unaudited Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)
                                   (Unaudited)


                                                                           APRIL 2,       DECEMBER 31,
                                                                             2000            1999
                                                                         ------------    ------------
                           ASSETS
Current Assets
     Cash and cash equivalents                                                 $ 2.6           $ 1.8
     Trade accounts receivable, net                                             11.6            10.5
     Inventories                                                                50.5            50.3
     Prepaid expenses and other                                                  2.1             2.5
                                                                              ------          ------
          Total current assets                                                  66.8            65.1

Property, plant and equipment, net                                              23.6            24.4
Deferred tax asset, net                                                         35.1            37.4
Intangible assets related to business acquired, net                            153.8           155.5
Pension asset                                                                   29.0            27.3
Other assets                                                                     1.5             1.7
                                                                              ------          ------

                                                                              $309.8          $311.4
                                                                              ======          ======

             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                      4.0             5.1
     Accrued compensation and benefits                                           2.8             3.8
     Taxes payable                                                               5.5             5.2
     Other accrued expenses                                                      6.2             6.2
                                                                              ------          ------
          Total current liabilities                                             18.5            20.3

Long-term debt                                                                  46.0            49.0
Other liabilities                                                                5.2             5.2

Commitments and contingencies                                                      -               -

Stockholders' equity:
     Common stock, par value $.01; 250,000,0000 shares authorized;
          20,663,168 shares issued and outstanding                               0.2             0.2
     Additional paid-in-capital                                                 26.8            26.8
     Retained earnings                                                         220.7           216.3
     Accumulated other comprehensive loss                                       (7.6)           (6.4)
                                                                              ------          ------
          Total stockholders' equity                                           240.1           236.9
                                                                              ------          ------

                                                                              $309.8          $311.4
                                                                              ======          ======



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                     THREE MONTH PERIODS ENDED
                                                     -------------------------
                                                        APRIL 2,      APRIL 4,
                                                          2000          1999
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 4.4         $ 4.5
Adjustments to reconcile net income to total cash
   provided by operating activities:
     Depreciation and amortization                          1.9           1.8
Changes in assets and liabilities:
     Increase in trade accounts receivable                 (1.2)         (2.5)
     (Increase) decrease in inventories                    (0.5)          1.1
     Decrease in deferred tax asset                         2.3           2.7
     Decrease in accounts payable                          (1.0)         (0.8)
     Increase in pension asset                             (1.7)         (1.1)
     Other, net                                               -          (0.9)
                                                          -----         -----
          Cash provided by operating activities             4.2           4.8
                                                          -----         -----

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                       (0.3)         (0.2)
                                                          -----         -----
          Cash used in investing activities                (0.3)         (0.2)
                                                          -----         -----

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of borrowings                                    (6.0)         (6.0)
Net short term borrowings                                     -          (0.2)
Proceeds from revolving credit facility                     3.0           2.0
                                                          -----         -----
          Cash used in financing activities                (3.0)         (4.2)
                                                          -----         -----

Effect of exchange rates on cash                           (0.1)            -
                                                          -----         -----

Net increase in cash and cash equivalents                   0.8           0.4
Cash and cash equivalents at beginning of period            1.8           0.7
                                                          -----         -----

Cash and cash equivalents at end of period                $ 2.6         $ 1.1
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

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Form 10-K. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1999 Form 10-K.

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                                                APRIL 2,     DECEMBER 31,
                                                 2000           1999
                                                --------     ------------

        Raw materials and supplies               $34.3           $36.2
        Work-in-process                            0.4             0.3
        Finished goods                            15.8            13.8
                                                ------           -----
                                                 $50.5           $50.3
                                                 =====           =====

3.  INCOME PER COMMON SHARE

    Basic income per common share has been computed based on the weighted average shares outstanding in the 2000 and 1999 periods, respectively. Diluted income per share is computed using the weighted average shares outstanding plus the dilutive effect of stock options for all periods presented.

4.  COMPREHENSIVE INCOME

    Comprehensive income for the Company for the three month periods ended April 2, 2000 and April 4, 1999 was $3.2 and $2.3, respectively. Such amounts represent the net income less foreign currency translation adjustments for each period presented.

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

Three months ended April 2, 2000 compared to the three months ended April 4,
1999

     Net sales were $22.7 in the first quarter of 2000 as compared to $24.1 in the first quarter of 1999 resulting in a decrease of $1.4 or 5.8%. First quarter sales were negatively affected by lower shipments from the Company's French subsidiary to their customers including some who made purchases late in 1999 in anticipation of possible Year 2000 problems and by the foreign currency translation effect of the weakening Euro. Domestic licorice sales increased modestly in 2000 as a result of higher sales to foreign tobacco customers and garden mulch customers offset by lower licorice sales to domestic tobacco customers due to lower consumption of both cigarettes and smokeless tobacco products, a decline in exports of domestically produced cigarettes and the timing of shipments to some customers who made late 1999 purchases to cover possible Year 2000 problems.

     Cost of sales were $11.9 and $12.4 in the first quarter of 2000 and 1999, respectively, a decrease of $0.5 due to the lower sales volume. As a percentage of net sales, the Company's cost of sales was 52.4% in 2000 and 51.5% in 1999.

     SG&A expenses were $1.4 and $2.0 in the first quarter of 2000 and 1999, respectively. The 2000 expenses were lower primarily due to higher income realized on the Company's overfunded pension plan and lower administrative expenses for legal services.

     Interest expense, net was $0.8 in both the first quarter of 2000 and 1999.

    The provision for income taxes as a percentage of earnings before income taxes was 41.3% in the first quarter of 2000 and 42.3% in the first quarter of 1999. The tax provision in the first quarter of 2000 and 1999 reflects a tax provision for federal, state and local, and foreign income taxes.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $4.2 and $4.8 for the three month period ended April 2, 2000 and April 4, 1999, respectively. The decrease in cash flow from operating activities in 2000 primarily resulted from increased use of working capital. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective supplies of raw material. Management believes the current inventory of $50.5 is adequate to meet customer requirements. Capital expenditures for the three month period ended April 2, 2000 were $0.3.

     The Company has available tax loss carryforwards in excess of $130.0, which will be utilized to offset any federal taxable income for 2000.

    Under the Credit Agreement dated as of November 17, 1997 as amended (the "Credit Agreement"), the Company may borrow up to $80.0 under a revolving credit facility. At April 2, 2000, $46.0 was borrowed under the facility and approximately $9.1 was reserved to support lender guarantees for outstanding letters of credit. On April 24, 2000 the Credit Agreement was amended to permit the Company to use up to $15.0 to make repurchases of its common stock. Management believes that the remaining availability of approximately $24.9 under the revolving credit facility and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure, debt service and stock repurchases for the foreseeable future.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q for the quarter ended April 2, 2000, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

    The Company's consolidated results and the forward-looking statements could be affected by, among other things, (i) economic, climatic or political conditions in countries in which the Company sources licorice root; (ii) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (iii) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (iv) difficulties, delays of unanticipated costs from Year 2000 non-compliance by one or more of its customers, suppliers, or other strategic business partners; and (v) the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification. The Company assumes no responsibility to update forward-looking information contained in this Form 10-Q filing.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

           10.15* Amendment Number Three to the Credit Agreement dated as of April 24, 2000.

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


                                             M & F WORLDWIDE CORP.
                                             (Registrant)


Date:  May 10, 2000                          By: /s/ Todd J. Slotkin
                                                 -----------------------------
                                                 Todd J. Slotkin
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 Principal Financial Officer

Date:  May 10, 2000                          By: /s/ Peter W. Grace
                                                 -----------------------------
                                                 Peter W. Grace
                                                 Principal Accounting Officer