Form 10-Q
period 2000-07-02
M & F WORLDWIDE CORP
filed 2000-08-09
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 2, 2000

                                       or

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

                                  212-572-8600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

As of August 7, 2000, the Registrant had 20,112,568 outstanding shares of common stock of which 6,648,800 shares were held by Mafco Consolidated Group Inc.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                         THREE MONTH PERIODS ENDED       SIX MONTH PERIODS ENDED
                                                         -------------------------       -----------------------
                                                           JULY 2,      JULY 4,           JULY 2,      JULY 4,
                                                            2000         1999               2000         1999
                                                          ----------   ----------         ---------    ---------
Net sales                                                    $ 24.5       $ 24.8            $ 47.2       $ 48.9
Cost of sales                                                 (12.6)       (13.1)            (24.5)       (25.5)
                                                          ----------   ----------         ---------    ---------
Gross profit                                                   11.9         11.7              22.7         23.4

Selling, general and administrative expenses                   (1.3)        (1.7)             (2.7)        (3.7)
Amortization of intangibles                                    (1.1)        (1.1)             (2.2)        (2.2)
                                                          ----------   ----------         ---------    ---------
Operating income                                                9.5          8.9              17.8         17.5

Interest expense, net                                          (0.8)        (0.7)             (1.6)        (1.5)
                                                          ----------   ----------         ---------    ---------
Income before income taxes                                      8.7          8.2              16.2         16.0
Provision for income taxes                                     (3.6)        (3.4)             (6.7)        (6.7)
                                                          ----------   ----------         ---------    ---------
Net income                                                      5.1          4.8               9.5          9.3
Preferred stock dividend                                          -         (0.4)                -         (0.8)
                                                          ----------   ----------         ---------    ---------
Net income available to common stockholders                    $5.1        $ 4.4              $9.5        $ 8.5
                                                          ==========   ==========         =========    =========

Income per common share:
     Basic                                                   $ 0.25       $ 0.21            $ 0.46       $ 0.41
                                                          ==========   ==========         =========    =========
     Diluted                                                 $ 0.25       $ 0.21            $ 0.46       $ 0.40
                                                          ==========   ==========         =========    =========
Weighted average shares outstanding:
     Basic                                                     20.5         20.7              20.6         20.7
                                                          ==========   ==========         =========    =========
     Diluted                                                   20.5         23.2              20.6         23.4
                                                          ==========   ==========         =========    =========

            See Notes to Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                               JULY 2,        DECEMBER 31,
                                                                                2000             1999
                                                                             ------------    ------------
                           ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 1.7           $ 1.8
     Trade accounts receivable, net                                                 11.7            10.5
     Inventories                                                                    50.8            50.3
     Prepaid expenses and other                                                      2.3             2.5
                                                                             ------------    ------------
          Total current assets                                                      66.5            65.1

Property, plant and equipment, net                                                  23.3            24.4
Deferred tax asset, net                                                             32.3            37.4
Intangible assets related to business acquired, net                                152.8           155.5
Pension asset                                                                       30.6            27.3
Other assets                                                                         1.8             1.7
                                                                             ------------    ------------
                                                                                 $ 307.3          $311.4
                                                                             ============    ============

             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Short term borrowings                                                         $ 1.1             $ -
     Trade accounts payable                                                          4.7             5.1
     Accrued compensation and benefits                                               3.2             3.8
     Taxes payable                                                                   5.7             5.2
     Other accrued expenses                                                          5.4             6.2
                                                                             ------------    ------------
          Total current liabilities                                                 20.1            20.3

Long-term debt                                                                      40.0            49.0
Other liabilities                                                                    5.2             5.2

Commitments and contingencies                                                          -               -

Stockholders' equity:
     Common stock, par value $.01; 250,000,0000 shares authorized;
          20,663,168 shares issued at July 2, 2000 and December 31, 1999             0.2             0.2
     Additional paid-in-capital                                                     26.8            26.8
     Treasury stock at cost
          550,600 shares at July 2, 2000                                            (3.1)              -
     Retained earnings                                                             225.8           216.3
     Accumulated other comprehensive loss                                           (7.7)           (6.4)
                                                                             ------------    ------------
          Total stockholders' equity                                               242.0           236.9
                                                                             ------------    ------------
                                                                                 $ 307.3          $311.4
                                                                             ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                        SIX MONTH PERIODS ENDED
                                                        -----------------------
                                                         JULY 2,        JULY 4,
                                                           2000          1999
                                                        ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 9.5          $ 9.3
Adjustments to reconcile net income to total cash
   provided by operating activities:
     Depreciation and amortization                           3.5            3.5
Changes in assets and liabilities:
     Increase in trade accounts receivable                  (1.3)          (2.3)
     (Increase) decrease in inventories                     (0.8)           0.9
     Decrease in deferred tax asset                          5.1            5.7
     Decrease in accounts payable                           (0.3)          (0.7)
     Increase in pension asset                              (3.3)          (2.7)
     Other, net                                             (0.6)          (2.3)
                                                        ---------     ----------
          Cash provided by operating activities             11.8           11.4
                                                        ---------     ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                        (0.5)          (0.5)
                                                        ---------     ----------
          Cash used in investing activities                 (0.5)          (0.5)
                                                        ---------     ----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of borrowings                                    (14.0)         (12.0)
Net short term borrowings                                    1.1           (0.5)
Proceeds from revolving credit facility                      5.0            3.0
Repurchase of the Company's common stock at cost            (3.1)             -
Preferred dividends                                            -           (0.8)
Debt issuance costs                                         (0.3)             -
                                                        ---------     ----------
          Cash used in financing activities                (11.3)         (10.3)
                                                        ---------     ----------

Effect of exchange rate on cash                             (0.1)             -
                                                        ---------     ----------

Net increase in cash and cash equivalents                   (0.1)           0.6
Cash and cash equivalents at beginning of period             1.8            0.7
                                                        ---------     ----------

Cash and cash equivalents at end of period                 $ 1.7          $ 1.3
                                                        =========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

1.  BACKGROUND AND BASIS OF PRESENTATION

    M & F Worldwide Corp. (the "Company"), was incorporated in Delaware on
June 1, 1988 and is a holding company which conducts its operations through its indirect wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex"). Through Pneumo Abex, the Company is primarily in the business of producing licorice flavors and other flavoring agents and whole and processed plant products.

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

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                                                 JULY 2,         DECEMBER 31,
                                                  2000              1999
                                                  ----              ----
Raw materials and supplies                        $33.7             $36.2
Work-in-process                                     0.1               0.3
Finished goods                                     17.0              13.8
                                                  -----             -----
                                                  $50.8             $50.3
                                                  =====             =====

3.  INCOME PER COMMON SHARE

    Basic income per common share has been computed based on the weighted average shares outstanding in the 2000 and 1999 period, respectively. Diluted income per share is computed using the weighted average shares outstanding plus the assumed conversion of the Preferred Stock and the dilutive effect of stock options for all periods presented.

4.  COMPREHENSIVE INCOME

    Comprehensive income for the Company for the three month periods ended July 2, 2000 and July 4, 1999 was $5.0 and $3.5, respectively, and $8.2 and $5.8, respectively, for the six month periods ended July 2, 2000 and July 4, 1999. Such amounts represent the net income less foreign currency translation adjustments for each period presented.

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

Three months ended July 2, 2000 compared to the three months ended July 4, 1999

    Net sales were $24.5 in the second quarter of 2000 and $24.8 in the second quarter of 1999. The decrease of $0.3 or 1.2% was due to lower shipment volume primarily to the Company's non-licorice natural product customers. This decline was partially offset by an increase in revenues from the Company's domestic and foreign licorice operations.

    Cost of sales were $12.6 and $13.1 in the second quarter of 2000 and 1999, respectively. As a percentage of net sales, the Company's cost of sales was 51.4% in 2000 and 52.8% in 1999. This decrease was due to lower material costs and a change in the mix of products sold.

    SG&A expenses were $1.3 and $1.7 in the second quarter of 2000 and 1999, respectively. The 2000 expenses were lower primarily due to higher income recorded on the Company's overfunded pension plan.

    Interest expense, net was $0.8 and $0.7 in the second quarter of 2000 and 1999, respectively. The increase was due to higher average interest rates.

    The tax provision for federal, state and local, and foreign income taxes as a percentage of earnings before income taxes was 41.4% in 2000 and 41.5% in 1999.

Six months ended July 2, 2000 compared to the six months ended July 4, 1999

    Net sales were $47.2 and $48.9 for the six months periods ended July 2, 2000 and July 4, 1999, respectively. The decrease of $1.7 or 3.5% resulted from decreased shipments to the Company's tobacco and non tobacco customers from its French subsidiary and lower domestic sales of non-licorice natural products.

    Cost of sales were $24.5 and $25.5 in 2000 and 1999, respectively. As a percentage of net sales, cost of sales was 51.9% in 2000 and 52.1% in 1999. The 2000 decrease was due primarily to lower material costs.

    SG&A expenses were $2.7 and $3.7 in 2000 and 1999, respectively. The $1.0 decrease in 2000 was primarily due to higher income from the Company's overfunded pension plan.

    Interest expense, net was $1.6 and $1.5 in 2000 and 1999, respectively. The increase was due to higher average interest rates in 2000.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

    The tax provision for federal, state and local, and foreign income taxes as a percentage of earnings before income taxes was 41.4% and 41.9% in 2000 and 1999 respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $11.8 and $11.4 for the six month period ended July 2, 2000 and July 4, 1999, respectively. The increase of $0.4 for the 2000 period resulted primarily from a smaller increase in accounts receivable due to the timing of shipments and non-recurring litigation settlement payments partially offset by an increase in inventories and the timing of accruals and related payments. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective supplies of raw material. Management believes the current inventory of $50.8 is adequate to meet customer requirements. Capital expenditures for the six month period ended July 2, 2000 were $0.5.

    Under the Credit Agreement dated as of November 17, 1997 as amended April 9, 1999 (the "Credit Agreement"), the Company may borrow up to $80.0 under a revolving credit facility. At July 2, 2000, $40.0 was borrowed under the facility and approximately $4.6 was reserved to support lender guarantees for outstanding letters of credit. On April 24, 2000 the Credit Agreement was amended to permit the Company to use up to $15.0 to make repurchases of its common stock. During the second quarter the Company repurchased 550,600 shares for $3.1 which averages $5.60 per share. Management believes that the remaining availability of approximately $35.4 under the revolving credit facility and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service for the foreseeable future.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q for the quarter ended July 2, 2000, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

    The Company's consolidated results and the forward-looking statements could be affected by, among other things, (i) economic, climatic or political conditions in countries in which the Company sources licorice root; (ii) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (iii) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products; and (iv) the failure of third parties to make full and timely payment to the Company for the environmental, asbestos, tax and other matters for which the Company is entitled to indemnification. The Company assumes no responsibility to update forward-looking information contained in this Form 10-Q filing.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  The Company's Annual Meeting of Stockholders was held on May 18, 2000.

    (b)  Not required to be presented

    (c) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of four persons to the Board of Directors of the Company, the ratification of the selection of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 2000, and to approve the adoption of the Company's 2000 Stock Option Plan. The results of the voting on matters presented at the Company's Annual Meeting of Stockholders were as follows:

                                                           VOTES
               DESCRIPTION             VOTES FOR         WITHHELD
               -----------             ---------         --------
        ELECTION OF DIRECTORS:
        Howard Gittis                 18,642,049          382,734
        J. Eric Hanson                18,642,100          382,683
        James R. Maher                18,641,892          382,891
        Paul M. Meister               18,637,047          387,736

        There were no abstentions or broker non-votes on the election of Directors.

                                                           VOTES                                BROKER
               DESCRIPTION             VOTES FOR          AGAINST          ABSTENTIONS         NON-VOTES
               -----------             ---------          -------          -----------         ---------
        Ratification of the
        appointment of
        Ernst & Young LLP             18,938,373          71,150             15,260                0

                                                           VOTES                                BROKER
               DESCRIPTION             VOTES FOR          AGAINST          ABSTENTIONS       NON-VOTES
               -----------             ---------          -------          -----------       ---------
        Approval of the 2000
        Stock Option Plan             13,398,272         2,452,586           61,215            3,112,710

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27* Financial Data Schedule

          * filed herein

    (b) Reports on Form 8-K

        The Company filed a Form 8-K during the period covered by this report to register the 2000 M&F Worldwide Stock Option Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       M & F WORLDWIDE CORP.
                                       (Registrant)


Date:  August 9, 2000                  By: /s/ Todd J. Slotkin
                                           --------------------------------
                                           Todd J. Slotkin
                                           Executive Vice President and
                                           Chief Financial Officer

Date:  August 9, 2000                  By: /s/ Peter W. Grace
                                           --------------------------------
                                           Peter W Grace
                                           Principal Accounting Officer