Form 10-Q
period 2000-10-01
M & F WORLDWIDE CORP
filed 2000-11-14
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000
                                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ---------  ---------

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

As of November 13, 2000, the Registrant had 19,121,271 outstanding shares of common stock of which 6,648,800 shares were held by Mafco Consolidated Group Inc.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTH PERIODS ENDED      NINE MONTH PERIODS ENDED
                                                        -------------------------      ------------------------
                                                         OCTOBER 1,    OCTOBER 3,       OCTOBER 1,   OCTOBER 3,
                                                            2000         1999              2000         1999
                                                        -----------    ----------      -----------   ----------
Net sales                                                 $ 22.3       $ 23.1             $ 69.5       $ 72.0
Cost of sales                                              (11.7)       (12.6)             (36.2)       (38.1)
                                                          ------         ----             ------       ------
Gross profit                                                10.6         10.5               33.3         33.9

Selling, general and administrative expenses                (0.7)        (2.4)              (3.4)        (6.1)
Amortization of intangibles                                 (1.1)        (1.0)              (3.3)        (3.2)
                                                          ------         ----             ------       ------
Operating income                                             8.8          7.1               26.6         24.6

Interest expense, net                                       (0.8)        (0.6)              (2.4)        (2.1)
                                                          ------         ----             ------       ------
Income before income taxes                                   8.0          6.5               24.2         22.5
Provision for income taxes                                  (3.4)        (2.8)             (10.1)        (9.5)
                                                          ------         ----             ------       ------
Net income                                                   4.6          3.7               14.1         13.0
Preferred stock dividend                                       -         (0.4)                 -         (1.2)
                                                          ------         ----             ------       ------
Net income available to common stockholders               $  4.6         $3.3             $ 14.1       $ 11.8
                                                          ======       ======             ======       ======

Income per common share:
              Basic                                       $ 0.24       $ 0.16             $ 0.70       $ 0.57
                                                          ======       ======             ======       ======

              Diluted                                     $ 0.24       $ 0.16             $ 0.70       $ 0.56
                                                          ======       ======             ======       ======

Weighted average shares outstanding:
              Basic                                         19.5         20.7               20.2         20.7
                                                          ======       ======             ======       ======

              Diluted                                       19.6         23.4               20.3         23.4
                                                          ======       ======             ======       ======




                  See Notes to Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                            OCTOBER 1,  DECEMBER 31,
                                                                               2000         1999
                                                                            ----------  ------------
                                     ASSETS
Current Assets
     Cash and cash equivalents                                               $  2.8        $  1.8
     Trade accounts receivable, net                                            10.9          10.5
     Inventories                                                               49.1          50.3
     Prepaid expenses and other                                                 2.2           2.5
                                                                             ------        ------
          Total current assets                                                 65.0          65.1

Property, plant and equipment, net                                             22.7          24.4
Deferred tax asset, net                                                        29.7          37.4
Intangible assets related to business acquired, net                           150.8         155.5
Pension asset                                                                  32.3          27.3
Other assets                                                                    1.7           1.7
                                                                             ------        ------

                                                                             $302.2        $311.4
                                                                             ======        ======

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Short term borrowings                                                   $  1.3        $   --
     Trade accounts payable                                                     3.6           5.1
     Accrued compensation and benefits                                          3.8           3.8
     Taxes payable                                                              6.2           5.2
     Other accrued expenses                                                     4.8           6.2
                                                                             ------        ------
          Total current liabilities                                            19.7          20.3

Long-term debt                                                                 38.0          49.0
Other liabilities                                                               5.2           5.2

Commitments and contingencies                                                    --            --

Stockholders' equity:
     Common stock, par value $.01; 250,000,0000 shares authorized;
          20,663,168 shares issued at October 1, 2000 and
          December 31, 1999                                                     0.2           0.2
     Additional paid-in-capital                                                26.8          26.8
     Treasury stock at cost
          1,541,900 shares at October 1, 2000                                  (8.7)           --
     Retained earnings                                                        230.4         216.3
     Accumulated other comprehensive loss                                      (9.4)         (6.4)
                                                                             ------        ------
          Total stockholders' equity                                          239.3         236.9
                                                                             ------        ------

                                                                             $302.2        $311.4
                                                                             ======        ======



               See Notes to Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                      NINE MONTH PERIODS ENDED
                                                   -----------------------------
                                                    OCTOBER 1,       OCTOBER 3,
                                                       2000             1999
                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 14.1           $ 13.0
Adjustments to reconcile net income to total cash
   provided by operating activities:
     Depreciation and amortization                       5.2              5.3
Changes in assets and liabilities:
     Increase in trade accounts receivable              (0.7)            (2.5)
     Decrease in inventories                             0.4              0.2
     Decrease in deferred tax asset                      7.7              8.0
     Decrease in accounts payable                       (1.3)            (0.2)
     Increase in pension asset                          (5.0)            (4.0)
     Other, net                                          0.2             (1.1)
                                                      ------           ------
          Cash provided by operating activities         20.6             18.7
                                                      ------           ------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                    (0.8)            (0.8)
                                                      ------           ------
          Cash used in investing activities             (0.8)            (0.8)
                                                      ------           ------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of borrowings                                (21.3)           (18.0)
Net short term borrowings                                1.4             (0.9)
Proceeds from revolving credit facility                 10.3              3.0
Repurchase of the Company's common stock at cost        (8.7)               -
Preferred dividends                                        -             (1.2)
Debt issuance costs                                     (0.3)               -
                                                      ------           ------
          Cash used in financing activities            (18.6)           (17.1)
                                                      ------           ------

Effect of exchange rate on cash                         (0.2)               -
                                                      ------           ------

Net increase in cash and cash equivalents                1.0              0.8
Cash and cash equivalents at beginning of period         1.8              0.7
                                                      ------           ------

Cash and cash equivalents at end of period            $  2.8           $  1.5
                                                      ======           ======


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

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                                         OCTOBER 1,         DECEMBER 31,
                                            2000                1999
                                         ----------         ------------

Raw materials and supplies                 $34.2               $36.2
Work-in-process                              0.2                 0.3
Finished goods                              14.7                13.8
                                           -----               -----
                                           $49.1               $50.3
                                           =====               =====

3.  INCOME PER COMMON SHARE

    Basic income per common share has been computed based on the weighted average shares outstanding in the 2000 and 1999 period, respectively. Diluted income per share is computed using the weighted average shares outstanding plus the assumed conversion of the Preferred Stock until its redemption on December 6, 1999 and the dilutive effect of stock options for all periods presented.

4.  COMPREHENSIVE INCOME

    Comprehensive income for the Company for the three month periods ended October 1, 2000 and October 3, 1999 was $2.9 and $4.8, respectively, and $11.1 and $10.6, respectively, for the nine month periods ended October 1, 2000 and October 3, 1999. Such amounts represent the net income less foreign currency translations for each period presented.

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

Three months ended October 1, 2000 compared to the three months ended October 3, 1999

     Net sales were $22.3 in the third quarter of 2000 and $23.1 in the third quarter of 1999. The decrease of $0.8 or 3.5% was due to lower shipment volume primarily to the Company's non-licorice natural product customers.

     Cost of sales were $11.7 and $12.6 in the third quarter of 2000 and 1999, respectively. As a percentage of net sales, the Company's cost of sales was 52.5% in 2000 and 54.5% in 1999. This decrease was due to lower material costs and a change in the mix of products sold.

     SG&A expenses were $0.7 and $2.4 in the third quarter of 2000 and 1999, respectively. The 2000 expenses were lower primarily due to higher income recorded on the Company's overfunded pension plan, lower salary and benefit expenses, and lower professional service costs.

     Interest expense, net was $0.8 and $0.6 in the third quarter of 2000 and 1999, respectively. The increase was due to higher average interest rates and higher average borrowings in 2000.

     The tax provision for federal, state and local, and foreign income taxes as a percentage of earnings before income taxes was 42.5% in 2000 and 43.1% in 1999.

Nine months ended October 1, 2000 compared to the nine months ended October 3, 1999

    Net sales were $69.5 and $72.0 for the nine months ended October 1, 2000 and October 3, 1999, respectively. The decrease of $2.5 or 3.5% resulted from decreased shipments to the Company's tobacco and non tobacco licorice customers from its French subsidiary and lower U.S. and foreign sales of non-licorice natural products.

     Cost of sales were $36.2 and $38.1 in 2000 and 1999, respectively. As a percentage of net sales, cost of sales was 52.1% in 2000 and 52.9% in 1999. The 2000 decrease was due primarily to lower material costs.

    SG&A expenses were $3.4 and $6.1 in 2000 and 1999, respectively. The $2.7 decrease in 2000 was primarily due to higher income from the Company's overfunded pension plan, lower salary and related benefit expenses, and lower professional service costs.

     Interest expense, net was $2.4 and $2.1 in 2000 and 1999, respectively. The increase was due to higher average interest rates and higher average borrowings in 2000.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


    The tax provision for federal, state and local, and foreign income taxes as a percentage of earnings before income taxes was 41.7% and 42.2% in 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $20.6 and $18.7 for the nine months ended October 1, 2000 and October 3, 1999, respectively. The increase of $1.9 for the 2000 period resulted primarily from the increase in net income, a smaller increase in accounts receivable due to the timing of shipments and non-recurring litigation settlement payments in 1999 partially offset by the timing of accruals and related payments. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective supplies of raw material. Management believes the current inventory of $49.1 is adequate to meet customer requirements. Capital expenditures for the nine months ended October 1, 2000 were $0.8.

     Under the Credit Agreement dated as of November 17, 1997 and amended April 9, 1999 (the "Credit Agreement"), the Company may borrow up to $80.0 under a revolving credit facility. At October 1, 2000, $38.0 was borrowed under the facility and approximately $4.6 was reserved to support lender guarantees for outstanding letters of credit. On April 24, 2000 the Credit Agreement was amended to permit the Company to use up to $15.0 to make repurchases of its common stock. During the third quarter the Company repurchased 991,300 shares for $5.6 which averages $5.675 per share. Management believes that the remaining availability of approximately $37.4 under the revolving credit facility and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service for the foreseeable future.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q for the quarter ended October 1, 2000, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

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


                                         M & F WORLDWIDE CORP.
                                         (Registrant)


Date:  November 13, 2000                 By: /s/ Todd J. Slotkin
                                             -----------------------------
                                             Todd J. Slotkin
                                             Executive Vice President and
                                             Chief Financial Officer

Date:  November 13, 2000                 By: /s/ Peter W. Grace
                                             -----------------------------
                                             Peter W. Grace
                                             Principal Accounting Officer