Form 10-K
period 2000-12-31
M & F WORLDWIDE CORP
filed 2001-03-30
CIK 945235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       or

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


   TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
 Common Stock, par value                New York Stock Exchange, Inc.
     $.01 per share

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 20, 2001 was $54,878,872. The number of shares of Common Stock outstanding as of March 20, 2001 were 19,121,271.

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders are incorporated Herein by reference into Part III.

         THIS FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT.

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

         In consideration for the Shares and VSRs, Purchaser paid MCG cash in the amount of $180 million. In addition, Purchaser paid MCG deferred cash payments of $3.7 million on June 30, 1997 and $3.5 million on January 2, 1998. MCG owns approximately 35% of the outstanding shares of M&F Worldwide Common Stock.

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

         Non-licorice flavoring agents and plant products. The Company also sells flavoring agents and plant products to the tobacco, spice, pharmaceutical and health food industries. The Company cleans, grinds or cuts unprocessed spices, herbs and plant products.

RAW MATERIALS

         Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant's roots, which can be up to several inches thick and up to 25 feet long are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, the Company acquires the root in local markets for shipment to the Company's processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by the Company originates in Afghanistan, China, Pakistan,

Azerbaijan, Uzbekistan, Turkmenistan, Syria and Turkey. Through many years of experience, the Company has developed extensive knowledge and relationships with their suppliers in these areas. Although the amount of licorice root the Company purchases from any individual source or country varies from year to year depending on cost and quality, the Company endeavors to purchase some licorice root from all available sources. This enables the Company to maintain multiple sources of supply and relationships with many suppliers so that if the licorice root from any one source becomes temporarily unavailable or uneconomic, the Company will be able to replace that source with licorice root from another area or supplier. During 2000, the Company had seventeen suppliers of root of which two vendors supplied, 21% and 20%, respectively, of the Company's total root purchases. The Company tries to maintain a sufficient licorice root inventory and open purchase contracts to meet production needs for up to two years. At December 31, 2000, the Company had on hand approximately a three year supply of root. Licorice root has an indefinite retention period as long as it is kept dry, and therefore the Company has experienced little, if any, material spoilage. The Company has been able to obtain licorice root without interruption since World War II even though there has been periodic instability in the areas of the world where licorice root grows.

         In addition to licorice root, the Company also purchases significant quantities of licorice extract produced by others for use as a raw material. These licorice extracts are available from producers primarily in China and Turkmenistan in quantities sufficient to meet the Company's current requirements and anticipated requirements for the foreseeable future. During 2000, the Company had ten suppliers of licorice extracts of which one supplied 24% of total licorice extract purchases.

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

         In 2000, the Company's ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 63% of the Company's net revenues and one customer, Philip Morris Companies Inc. ("Philip Morris") accounted for approximately 30% of the Company's 2000 sales. If Philip Morris were to stop purchasing licorice from the Company, it would have a significant adverse effect on the financial results of the Company.

COMPETITION

         The Company believes that its position as the largest manufacturer of licorice flavors in the world arises from its long-standing ability to provide its customers with a steady supply of high quality and consistent products, together with superior technical support. Producing licorice flavors of consistently high quality at low cost requires an experienced work force, careful manufacturing and rigorous quality control. The Company's long-term relationships and knowledge of the licorice root market are of great value in enabling it to consistently acquire quality raw materials at reasonable cost. Although the Company could face increased competition in the future, the Company currently encounters limited competition in sales of licorice flavors to tobacco companies in many of its markets as a result of the factors described above and the large investments in inventories of raw materials and production facilities that are required to adequately fulfill its customers' needs. Other markets in which the Company operates, particularly the confectionery licorice market in Europe, are more competitive. Significant competing producers of licorice flavors are government owned and private corporations in China, a government owned corporation in Iran and a corporation based in Israel.

THE TOBACCO INDUSTRY

         Developments and trends within the tobacco industry may have a material effect on the operations of the Company.

         During the period from 1996-2000, U.S. cigarette consumption declined at an estimated average rate of 3.6% per year due to the significant price increases by the cigarette manufacturers in order to recover costs of the 1998 settlement with the state attorneys general, greater health awareness of health risks by consumers and continuing restrictions on smoking areas. Exports of cigarettes by U.S. manufacturers decreased at an estimated average rate of 13.6% per year from 1996 to 2000. The decrease in exports is due to lower demand for U.S. cigarettes in major markets such as Europe and Japan and higher offshore production of U.S. brands. In response to the popularity of U.S. brands, foreign manufacturers also produce American blend cigarettes.

         Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. U.S. production of chewing tobacco products has steadily declined for more than a decade and from 1996 through 2000 it has declined by 5.2% per year. Consumption has declined because chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970s and has increased 4.0% per year from 1996 through 2000 due at least in part to the shift away from cigarettes and other types of smoking tobacco.

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

         In the last several years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Certain of these claims were tentatively settled during 1998 ("1998 Settlements"), though certain of the settlements may be subject to legal challenge. Among other things, the 1998 Settlements require the tobacco product manufacturers to pay a substantial monetary settlement and adhere to certain advertising and marketing restrictions. As a result of the 1998 Settlements and other settlements, the cigarette companies have significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Since 1998 cigarette consumption in the U.S. has decreased 9.7% because of the higher prices of cigarettes, the increased emphasis on the health effects of cigarettes and the continuing restrictions on smoking areas. At this time the Company is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on the Company's financial performance. There can be no assurance that there will not be an increase in health-related litigation against the tobacco industry or that the Company, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on the Company.

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

SEASONALITY

         The licorice flavor business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first seven months of the year.

SALES BACKLOG

         The sales backlog of the Company at any time is generally not significant. Domestic and foreign orders from tobacco and nontobacco customers are received with shipment requirements quarterly, monthly or weekly depending upon the customer's needs. Certain confectionery and health food customers negotiate annual contracts which were not significant at December 31, 2000.

EMPLOYEES

         At December 31, 2000, the Company has approximately 307 employees. The Company has 140 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 2001. Management believes that its employee relations are good.

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

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to 30 other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor and the Second Indemnitor pursuant to their indemnities, Pneumo Abex is receiving reimbursement in full each month for its monthly expenditures for asbestos-related claims. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

         The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex's and its predecessor's operations to the extent not paid by third party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business which were sold to Parker Hannifin in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities will be the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.
 .
         It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $150 million, including approximately $10 million in remedial action costs in respect of one site actively managed and funded by the Original Indemnitor.

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit are being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 million and $6.6 million of letters of credit outstanding at December 31, 2000 and 1999, respectively, in connection with the Reimbursement Agreement.

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

         During 1999, the Original Indemnitor and Pneumo Abex conducted an arbitration concerning certain aspects of the scope of the indemnity from the Original Indemnitor. On March 6, 2000, the arbitration panel issued its decision confirming that the indemnity applies as described herein, except that it did not extend to 87 asbestos-related claims, all of which have been resolved previously.

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

         In November 2000, five purported derivative actions were filed against the Company as nominal defendant and derivative plaintiff, and against the members of the board of directors of the Company and, in the case of one of the five actions, Holdings and MCG. The actions are captioned Furtherfield Partners, L.P. v. Perelman, et al., C.A. No. 18502-NC, Kahn v. Perelman, et al., C.A. No. 18511-NC, Strougo v. Perelman et al., C.A. No. 18515-NC, Robotti & Co., Inc. v. Perelman, et al., C.A. No. 18528-NC., and Harbor Finance Partners v. Perelman, et al., C.A. No. 18525-NC, all in the New Castle County Delaware Chancery Court. A parallel action was filed in the New York County Supreme Court, captioned Hensel v. Mather, et al., Index No. 00-605203. All six actions allege that a proposed sale by Holdings of its indirectly-owned 83% stake in Panavision, Inc. to the Company was unfair to the Company and its shareholders. The complaints seek, among other things, preliminary and permanent injunctive relief prohibiting defendants from proceeding with the sale of the Panavision stake to the Company, an award of damages to compensate the Company for any loss it suffers as a result of the proposed transaction, a declaratory judgment that the proposed transaction is unfair as to process and as to price, and an award of plaintiffs' costs and attorneys' fees. The defendants believe that the complaints have no merit.

         See Item 1. Business - The Tobacco Industry and Corporate Indemnification Matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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

                                                   HIGH             LOW
         CALENDAR 1999
                  First Quarter                    10 1/16           7
                  Second Quarter                    8 9/16           7 3/8
                  Third Quarter                     9 7/8            7 3/4
                  Fourth Quarter                    7 9/16           4 7/16
         CALENDAR 2000
                  First Quarter                     5 9/16           4 3/16
                  Second Quarter                    6                4 3/16
                  Third Quarter                     6 1/8            5 3/8
                  Fourth Quarter                    6 1/4            3 1/2

         The number of holders of record of the MFW Stock as of March 20, 2001 was approximately 12,820.

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

ITEM 6.   SELECTED FINANCIAL DATA

         The table below reflects historical financial data which are derived from the audited consolidated financial statements of M&F Worldwide for each of the years in the five-year period ended December 31, 2000.

         The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of M&F Worldwide included elsewhere in this Annual Report on Form 10-K.

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------
                                                    2000        1999           1998       1997        1996
                                                    ----        ----           ----       ----        -----
                                                         (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (a)                                       $91.8        $95.9        $99.8       $100.4      $ 9.5
Income (loss) from continuing operations (b)         19.1         19.1         40.1         22.5       10.4
Income (loss) per common share from
   continuing operations:
      Basic                                          0.96         0.85         1.86         1.01        .43
      Diluted                                        0.96         0.83         1.71          .96        .43

BALANCE SHEET DATA (AT PERIOD END):
Total assets                                       $298.8       $311.4       $322.3       $313.1     $318.1
Long-term debt (including current portion
   and short-term borrowings) (c) (d)                29.4         49.0         53.3         77.6      100.1
Redeemable preferred stock (d)                        -            -           20.0         20.0       20.0
Total stockholders' equity (e)                      245.7        236.9        223.1        185.6      166.0

--------------------
(a) Reflects sales of Flavors since its acquisition on November 25, 1996. Sales of the Company's Aerospace business are included in discontinued operations through the date of sale.

(b) Includes the results of Flavors, since its acquisition on November 25, 1996. Increase in 1998 reflects benefit from reversal of tax valuation allowance.

(c) Decreases in 1997 through 2000 were primarily related to the paydown of debt with cash generated from operations.

(d) The redeemable convertible preferred stock issued in connection with the Abex Merger and Transfer was redeemed at $20.0 million, its liquidation value, on December 6, 1999, which was funded by borrowings under the revolving credit facility.

(e) Stockholders' equity includes the gain of $153.7 in 1996 on the sale of the Aerospace business partially offset by the VSR distribution of $23.2 in 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

Actual year ended December 31, 2000 compared to year ended December 31, 1999.

         Net sales were $91.8 million in 2000 and $95.9 million in 1999, a decrease of $4.1 million or 4.3%. The decline in sales for 2000 resulted from the weakness of the Euro in relation to the U.S. dollar, lower shipment volume to the Company's non-licorice natural products customers, and lower sales of French produced licorice to the Company's foreign tobacco and confectionery customers largely due to shipments late in 1999 in anticipation of Y2K computer problems.

         Cost of sales were $47.9 million in 2000 as compared to $49.8 million in 1999. The decline of $1.9 million was due to the lower sales volume as well as a reduction in raw materials costs and continued cost reduction programs. As a percentage of net sales, cost of sales was 52.2% in 2000 and 51.9% in 1999.

         The gross profit margin decreased slightly from 48.1% in 1999 to 47.8% in 2000.

         SG&A expenses were $4.5 million in 2000 and $7.3 million in 1999. The decline of $2.8 million in 2000 was due to higher earnings on the Company's overfunded pension plans, lower salary expenses, and lower professional service expenses. In 2000, $6.5 million was recorded as pension income and $5.4 million was recorded in 1999.

         Interest expense was $0.3 million higher in 2000 due to higher outstanding debt during the year at slightly higher interest rates.

         The tax provision for federal, state and local, and foreign income taxes as a percentage of earnings before income taxes was 40.7% in 2000 and 40.1% in 1999. The 2000 provision reflects a foreign benefit relating to a decrease in the tax rate. The 1999 provision reflects a reduction of the valuation allowance for prior year minimum tax credits.

         Actual year ended December 31, 1999 compared to year ended December 31, 1998.

         Net sales were $95.9 million in 1999 and $99.8 million in 1998, a decrease of $3.9 million or 3.9%. The decline in sales for 1999 resulted from lower licorice volume to the Company's tobacco customers largely due to the lower cigarette consumption in the United States, a decline in exports of domestically produced cigarettes and lower overseas consumption of cigarettes primarily in Russian and Eastern Europe.

         Cost of sales were $49.8 million in 1999 as compared to $51.4 million in 1998. The decline of $1.6 million was due to lower sales volume as well as a reduction in raw material costs and continued cost reduction programs. As a percentage of net sales, cost of sales was 51.9% in 1999 and 51.5% in 1998.

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

         In 1999 the Company recorded a tax provision of $12.8 million whereas in 1998 the Company recorded a tax (benefit) of ($8.9) million. The 1999 provision reflects tax expense at current statutory rates which approximate 40.1% of income before taxes which includes a reduction of the valuation allowance for prior year minimum tax credits. The 1998 (benefit) reflects $22.5 million of federal tax benefits related to the reversal of the valuation allowance that had been recorded against net operating loss carryforwards. The Company believes these net operating loss carryforwards will be utilized in the future thereby resulting in no federal tax payments. The 1998 effective tax rate differs from the statutory rate due to the reduction of the valuation allowance relating to net operating loss carryforwards

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flows provided by operating activities were $30.6 million, $28.0 million and $33.6 million for the years ended December 31, 2000, 1999 and 1998, respectively primarily from net income and the realization of deferred tax assets.

         Cash flows used in investing activities of $1.1 million in both 2000 and 1999 consisted of capital expenditures. Cash flows used in investing activities of $3.4 million in 1998 consisted primarily of capital expenditures including $1.6 million for the purchase of a previously leased factory in Richmond, VA.

         Cash flows used in financing activities of $28.6 million in 2000 were for the repurchase of the Company's common stock and the repayment of debt. Cash flows used in financing activities of $25.7 million in 1999 were for the redemption of preferred stock, preferred dividends and reduction of debt. Cash flows used in financing activities of $29.9 million in 1998 were for reduction of debt, preferred dividends and the final payment due to MCG relating to the Flavors Acquisition. In 1997 the Company entered into a five-year $120.0 million revolving credit facility with a group of banks to finance the redemption of all of its outstanding debt and for its working capital and other general corporate purposes. In 1999 the revolving credit facility was reduced to $80.0 million. At December 31, 2000, $29.0 million was borrowed under this facility and $4.6 million was reserved for lender guarantees on outstanding letters of credit. Management believes the remaining availability of approximately $46.4 million under the revolving credit facility and cash generated from operations will be sufficient to meet the Company's needs for working capital, capital expenditures and debt service for the foreseeable future.

TAX MATTERS

         In connection with the Abex Merger and the Transfer, MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 2000, the Company had available net operating loss carryforwards of approximately $111.9 million, which expire in years 2003 through 2011.

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

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K for the year ended December 31, 2000, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 2000 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2001.

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

        10.11 First Amendment, dated as of April 1, 1999, to the Credit Agreement dated as of November 17, 1997 (Exhibit 10.9).

        10.12 Second Amendment, dated as of November 23, 1999, to the Credit Agreement dated as of November 17, 1997 (Exhibit 10.9).

        10.13 Amendment Number Three, dated as of April 24, 2000, to the Credit Agreement dated as of November 17, 1997 (Exhibit 10.9).

        10.14* Employment agreements, dated August 1, 2000, between the Registrant and Stephen G. Taub, Pramathesh S. Vora, and Peter W. Grace.

        10.15 Amendment dated as of July 6, 1999, to employment agreement dated January 7, 1997 between the Registrant and J. Eric Hanson (Exhibit 10.7).

        10.16 The Company's 2000 Stock Option Plan for employees of the Registrant and employees of affiliated corporations (incorporated by reference to exhibit
                           99.1 to M&F Worldwide's Registrant Statement on Form S-8, Commission File No. 333-9162).

        21*                List of subsidiaries

        23.1*              Consent of Independent Auditors

        24* Powers of attorney executed by Messrs. Perelman, Durnan, Folz, Gittis, Hookstratten, Hanson, Liebman, Meister, Slovin, and Taub.

        27*                Financial data schedule

                           *Filed herewith.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    M&F WORLDWIDE CORP.



Dated:  March 23, 2001              By:/s/Howard Gittis
                                       -----------------------------------------
                                         Howard Gittis
                                         Chairman of the Board,
                                         President and Chief Executive Officer


Dated:  March 23, 2001              By:/s/Todd J. Slotkin
                                       -----------------------------------------
                                         Todd J. Slotkin
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Dated:  March 23, 2001              By:/s/Peter W. Grace
                                       -----------------------------------------
                                         Peter W. Grace
                                         Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and of the dates indicated.


            SIGNATURE                        TITLE              DATE
            ---------                        -----              ----

            Ronald O. Perelman *             Director           March 23, 2001
--------------------------------------------
            Ronald O. Perelman


            Jaymie A. Durnan *               Director           March 23, 2001
--------------------------------------------
            Jaymie A. Durnan


            Theo W. Folz *                   Director           March 23, 2001
--------------------------------------------
            Theo W. Folz


            Howard Gittis *                  Director           March 23, 2001
--------------------------------------------
            Howard Gittis


            J. Eric Hanson *                 Director           March 23, 2001
--------------------------------------------
            J. Eric Hanson


            Ed Gregory Hookstratten *        Director           March 23, 2001
--------------------------------------------
            Ed Gregory Hookstratten


            Lance A. Liebman *               Director           March 23, 2001
--------------------------------------------
            Lance A. Liebman


            Paul M. Meister *                Director           March 23, 2001
--------------------------------------------
            Paul M. Meister


            Bruce Slovin *                   Director           March 23, 2001
--------------------------------------------
            Bruce Slovin


            Stephen G. Taub *                Director           March 23, 2001
--------------------------------------------
            Stephen G. Taub


* The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.



Dated:  March 23, 2001                  By:/s/Glenn P. Dickes
                                           -------------------------------------
                                           Glenn P. Dickes
                                           Attorney-in-Fact

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES



                     ITEM 8, ITEM 14 (a)(1) AND (2) AND (d)
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2000



         The following consolidated financial statements of M&F Worldwide are included in Item 8:

         As of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998.

                                                                        Pages
                                                                        -----

Report of Independent Auditors.........................................  F-2

Consolidated Balance Sheets............................................  F-3

Consolidated Statements of Income......................................  F-4

Consolidated Statements of Stockholders' Equity........................  F-5

Consolidated Statements of Cash Flows..................................  F-6

Notes to Consolidated Financial Statements.............................  F-7

         The following financial statement schedule of M&F Worldwide is included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant.............  F-26


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
M&F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M&F Worldwide Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M&F Worldwide Corp. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                 Ernst & Young LLP


New York, New York
February 13, 2001

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          DECEMBER 31,
                                                                    ----------------------
                                                                       2000         1999
                                                                    ---------     --------
                   ASSETS
Current assets:
     Cash and cash equivalents                                      $   2.6       $   1.8
     Trade accounts receivable, net                                     9.6          10.5
     Inventories                                                       48.5          50.3
     Prepaid expenses and other                                         2.4           2.5
                                                                    --------      --------
               Total current assets                                    63.1          65.1

Property, plant and equipment, net                                     22.5          24.4
Deferred tax asset                                                     26.8          37.4
Intangibles assets related to business acquired, net                  150.5         155.5
Pension asset                                                          33.9          27.3
Other assets                                                            2.0           1.7
                                                                    --------      --------

Total assets                                                        $ 298.8       $ 311.4
                                                                    ========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short term borrowings                                            $ 0.4       $     -
     Trade accounts payable                                             4.1           5.1
     Accrued compensation and benefits                                  3.7           3.8
     Taxes payable                                                      6.5           5.2
     Other accrued expenses                                             4.4           6.2
                                                                    --------      --------
               Total current liabilities                               19.1          20.3

Long-term debt                                                         29.0          49.0
Other liabilities                                                       5.0           5.2

Commitments and contingencies                                             -             -

Stockholders' equity:
     Common stock, par value $.01;  250,000,000 shares authorized;
          20,663,171 shares issued at December 31, 2000 and 1999        0.2           0.2
     Additional paid-in capital                                        27.0          26.8
     Treasury stock at cost
          1,541,900 shares at December 31, 2000                        (8.7)            -
     Retained earnings                                                235.4         216.3
     Accumulated other comprehensive loss                              (8.2)         (6.4)
                                                                    --------      --------

Total stockholders' equity                                            245.7         236.9
                                                                    --------      --------

Total liabilities and stockholders' equity                          $ 298.8       $ 311.4
                                                                    ========      ========



                See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               2000         1999          1998
                                                            ---------  -----------   -----------
Net sales                                                     $ 91.8       $ 95.9        $ 99.8
Cost of sales                                                  (47.9)       (49.8)        (51.4)
                                                            ---------  -----------   -----------
          Gross profit                                          43.9         46.1          48.4

Selling, general and administrative expenses                    (4.5)        (7.3)         (8.3)
Amortization of intangibles                                     (4.4)        (4.3)         (4.3)
Other, net                                                       0.2          0.1          (0.2)
                                                            ---------  -----------   -----------
          Operating profit                                      35.2         34.6          35.6

Interest expense                                                (3.1)        (2.8)         (4.4)
Interest, investment and other income, net                       0.1          0.1             -
                                                            ---------  -----------   -----------
Income before income taxes                                      32.2         31.9          31.2
(Provision for) benefit from income taxes                      (13.1)       (12.8)          8.9
                                                            ---------  -----------   -----------

Net income                                                      19.1         19.1          40.1
                                                            ---------  -----------   -----------

Preferred stock dividends                                          -         (1.5)         (1.6)
                                                            ---------  -----------   -----------

          Net income available to common stockholders         $ 19.1       $ 17.6        $ 38.5
                                                            =========  ===========   ===========

Income per common share:
          Basic                                               $ 0.96       $ 0.85        $ 1.86

          Diluted                                             $ 0.96       $ 0.83        $ 1.71







                See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (DOLLARS IN MILLIONS)

                                                                                                      ACCUMULATED
                                                            ADDITIONAL     TREASURY                       OTHER
                                                 COMMON      PAID-IN        STOCK       RETAINED     COMPREHENSIVE
                                                  STOCK      CAPITAL       AT COST      EARNINGS         LOSS          TOTAL
                                                --------   ------------   ----------   ----------   ---------------   -------
   Balance, December 31, 1997                    $ 0.2        $ 26.7           $ -        $ 160.2        $ (1.5)      $ 185.6

      Net income                                                                             40.1                        40.1
      Currency translation adjustment                                                                      (1.0)         (1.0)
                                                                                                                      --------
      Comprehensive income                                                                                               39.1
                                                                                                                      --------

      Preferred stock dividends                                                              (1.6)                       (1.6)
                                                -------      --------      --------     ----------      --------      --------

   Balance, December 31, 1998                      0.2          26.7             -          198.7          (2.5)        223.1

      Net income                                                                             19.1                        19.1
      Currency translation adjustment                                                                      (3.9)         (3.9)
                                                                                                                      --------
      Comprehensive income                                                                                               15.2
                                                                                                                      --------

      Exercise of stock options, net of tax                      0.1                                                      0.1

      Preferred stock dividends                                                              (1.5)                       (1.5)
                                                -------      --------      --------     ----------      --------      --------

   Balance, December 31, 1999                      0.2          26.8             -          216.3          (6.4)        236.9

      Net income                                                                             19.1                        19.1
      Currency translation adjustment                                                                      (1.6)         (1.6)
      Minimum pension liability                                                                            (0.2)         (0.2)
                                                                                                                      --------
      Comprehensive income                                                                                               17.3
                                                                                                                      --------

      Purchase of treasury common stock                                       (8.7)                                      (8.7)

      Capital contribution                                       0.2                                                      0.2
                                                -------      --------      --------     ----------      --------      --------

   Balance, December 31, 2000                    $ 0.2        $ 27.0        $ (8.7)       $ 235.4        $ (8.2)      $ 245.7
                                                =======      ========      ========     ==========      ========      ========







                See Notes to Consolidated Financial Statements.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------------
                                                                                   2000            1999             1998
                                                                                 --------        --------         --------
Cash flows from operating activities
     Net income                                                                   $ 19.1          $ 19.1           $ 40.1

     Adjustments to reconcile net income to net cash flows provided by operating activities:
         Depreciation                                                                2.7             2.7              2.6
         Amortization                                                                4.4             4.3              4.3
         Deferred income taxes                                                      10.4             9.9            (10.5)
         Compensation expense                                                        0.2               -                -
     Changes in assets and liabilities net of assets and liabilities transferred, sold or acquired
         Decrease (increase) in trade accounts receivable                            0.6            (1.2)             0.7
         Decrease (increase) in inventories                                          1.4            (1.1)             0.1
         (Decrease) increase in accounts payable and accrued expenses               (0.9)            0.7             (1.3)
         Increase in pension asset                                                  (6.6)           (5.4)            (4.4)
         Other, net                                                                 (0.7)           (1.0)             2.0
                                                                                 --------         -------         --------
              Cash provided by operating activities                                 30.6            28.0             33.6
                                                                                 --------         -------         --------

Cash flows used in investing activities
     Capital expenditures                                                           (1.1)           (1.1)            (3.4)
                                                                                 --------         -------         --------
         Cash used in investing activities                                          (1.1)           (1.1)            (3.4)
                                                                                 --------         -------         --------

Cash flows used in financing activities
     Repayment of borrowings                                                       (30.3)          (26.0)           (34.2)
     Net short term borrowings                                                       0.4            (1.2)             0.2
     Proceeds from revolving credit facility                                        10.3            23.0              9.6
     Repurchase of the Company's common stock                                       (8.7)              -                -
     Preferred dividends                                                               -            (1.5)            (2.0)
     Deferred cash payment to MCG                                                      -               -             (3.5)
     Debt issuance costs                                                            (0.3)              -                -
     Redemption of redeemable preferred stock                                          -           (20.0)               -
                                                                                 --------         -------         --------
         Cash used in financing activities                                         (28.6)          (25.7)           (29.9)
                                                                                 --------         -------         --------

Effect of exchange rate on cash                                                     (0.1)           (0.1)               -

Net increase in cash and cash equivalents                                            0.8             1.1              0.3
Cash and cash equivalents at beginning of year                                       1.8             0.7              0.4
                                                                                 --------         -------         --------

Cash and cash equivalents at end of year                                           $ 2.6           $ 1.8            $ 0.7
                                                                                 ========         =======         ========

Supplemental schedule of cash flow information:
     Interest paid                                                                 $ 3.4           $ 2.3            $ 4.4
     Taxes paid                                                                      1.4             1.2              0.6




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

2.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The Company accounts for its investments in 50% or less owned affiliates on the equity method.

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

CASH EQUIVALENTS:

         Cash equivalents with maturities of 90 days or less when purchased (primarily short term money market funds) are carried at cost which approximates market.

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

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

         Intangible assets, including goodwill and product formulations, (see
Note 3) are being amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $17.2 and $13.1 at December 31, 2000 and 1999, respectively. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of intangible assets is to review the carrying value of intangible assets if the facts and circumstances suggest that they may be impaired. If this review indicates that intangible assets will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of intangible assets will be reduced to their estimated fair value.

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

RESEARCH AND DEVELOPMENT:

         Research and development expenditures are expensed as incurred. The amounts charged against income were not significant in 2000, 1999, and 1998.

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

         Each of the Purchase Agreement and VSR Agreement were unanimously approved by the Boards of Directors of MCG and M&F Worldwide and, in the case of M&F Worldwide, by a Special Committee of independent directors formed for the purpose of considering the transaction. MCG owns approximately 35% of the outstanding shares of M&F Worldwide common stock.

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

4.       INVENTORIES

         Inventories consisted of the following:

                                                             DECEMBER 31,
                                                    ----------------------------
                                                      2000                1999
                                                    --------            --------
         Raw materials                                $34.2              $36.2
         Work-in-progress                               0.1                0.3
         Finished goods                                14.2               13.8
                                                    --------            --------
                                                      $48.5              $50.3
                                                    ========            ========
5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                             DECEMBER 31,
                                                     --------------------------
                                                      2000                1999
                                                     ------              ------
         Land                                         $ 1.6              $ 1.6
         Buildings                                      9.7                9.5
         Machinery and equipment                       20.8               20.1
         Construction-in-progress                       0.1                0.4
                                                     ------             ------
                                                       32.2               31.6
         Accumulated depreciation                      (9.7)              (7.2)
                                                     ------             ------
                                                      $22.5              $24.4
                                                      =====              =====


         Depreciation expense was $2.7, $2.7 and $2.6 in 2000, 1999 and 1998, respectively.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


6.       INCOME TAXES

         Information pertaining to the Company's income before income taxes and the applicable provision (benefit) for income taxes is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                      2000              1999             1998
                                                    -------           -------           -------
Income before income taxes:
   Domestic                                         $  29.8           $  29.7           $  29.6
   Foreign                                              2.4               2.2               1.6
                                                    -------           -------           -------
   Total income before taxes                        $  32.2           $  31.9           $  31.2
                                                    =======           =======           =======

Provision (benefit) for income taxes:
   Current:
    Federal                                         $   0.6           $   0.6           $   0.5
    State and local                                     1.3               1.3               1.2
    Foreign                                             0.8               1.0               0.9
                                                    -------           -------           -------
                                                        2.7               2.9               2.6
   Deferred:
    Federal                                            10.7               9.9             (11.3)
    State and local                                      -                 -                 -
    Foreign                                            (0.3)               -               (0.2)
                                                    -------           -------           -------
   Total provision (benefit) for income taxes       $  13.1           $  12.8           $  (8.9)
                                                    =======           =======           =======

         The Company recorded a tax provision of $13.1 (an effective tax rate of 40.7%) and $12.8 (an effective tax rate of 40.1%) for the years ended December 31, 2000 and 1999, respectively. The 2000 provision reflects a foreign benefit relating to a decrease in the tax rate. The 1999 provision reflects a reduction of the valuation allowance for prior year minimum tax credits. The 1998 tax (benefit) reflects $22.5 of federal benefit related to the reversal of the valuation allowance that had been recorded against net operating losses. Based on the Company's results of operations and its outlook for the business, including taking account of developments in the tobacco industry during 1998, the Company believes that it is more likely than not that these tax benefits will be realized.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                   2000                 1999
                                                                 ---------            --------
Deferred tax assets:
   Current
     Inventory                                                    $  0.8              $  0.8
     Accrued expenses and other liabilities                          0.3                 0.3
   Long-term
     Other liabilities                                               1.5                 1.5
     Property, plant and equipment                                   1.1                 0.8
     Net operating loss carryforwards                               39.1                47.5
     Capital loss carryforwards                                      7.0                 7.0
     Minimum tax carryforward                                        2.0                 1.4
                                                                 ---------            ---------
       Total deferred tax asset                                     51.8                59.3
     Valuation allowance                                            (7.0)               (7.0)
                                                                 ---------            ---------
       Total deferred tax asset net of valuation allowance          44.8                52.3

Deferred tax liabilities:
   Long-term
     Property, plant and equipment                                   0.6                 0.9
     Pension asset                                                  11.9                 9.6
     Intangibles                                                     6.0                 5.1
                                                                 ---------            ---------
       Total deferred tax liability                                 18.5                15.6
                                                                 ---------            ---------
Deferred tax assets in excess of deferred tax liabilities        $  26.3              $ 36.7
                                                                 =========            =========

         The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

                                                      2000             1999               1998
                                                   ---------         ---------          -------
         Statutory rate                               35.0%            35.0%              35.0%
         State and local taxes                         4.0              4.0                4.1
         Alternative minimum tax                        -                -                 1.7
         Foreign tax in excess of U.S.                (0.9)             0.7                0.3
         Decrease in valuation allowance                -              (2.2)             (72.2)
         Other                                         2.6              2.6                2.6
                                                   ---------         -------            -------
                                                      40.7 %           40.1%            (28.5)%
                                                   =========         =======            =======

         The Company had available net operating loss carryforwards of approximately $111.9 at December 31, 2000, which expire in the years 2003 through 2011.

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

7.       AUTHORIZED CAPITAL STOCK

         M&F Worldwide's authorized capital stock consists of 250,000,000 shares of common stock, par value $0.01 per share, of which 20,663,171 shares were outstanding and 1,541,900 shares were held in treasury at December 31, 2000 and 20,663,171 shares were outstanding at December 31, 1999 and 250,020,000 shares of preferred stock, par value $0.01 per share, 20,000 of which were held in treasury at December 31, 2000 and 1999, respectively.

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

         M&F Worldwide established three stock plans, one in 1995, one in 1997, and one in 2000 (the "Stock Plans") which provide for the grant of awards covering up to 3.5 million shares of M&F Worldwide common stock.

         A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                                WEIGHTED             OPTIONS
                                                                AVERAGE            EXERCISABLE
                                             OPTIONS            EXERCISE          AT END OF YEAR
                                              (000)              PRICE                (000)
                                            ---------          ----------        ----------------
Outstanding - December 31, 1997               1,600               7.47
                                            ---------
Outstanding - December 31, 1998               1,600               7.47                  363
                                            ---------                                 ======
         Granted                                400               5.50
         Exercised                               (7)              7.38
                                            ---------
Outstanding - December 31, 1999               1,993               7.07                  860
                                            ---------                                 ======
         Granted                                815               5.50
                                            ---------
Outstanding - December 31, 2000               2,808              $6.62                2,170
                                            =========                                 ======

         The weighted average fair value of options granted in 1997, 1999 and 2000 was $2.89, $3.16 and $3.04, respectively. Exercise prices for options outstanding at December 31, 2000 ranged from $5.50 to $7.625 per option. The weighted average remaining contractual life of options outstanding as of December 31, 2000 is 7.5 years. The 1.6 million non-qualified options granted in 1997 included 0.5 million options to the Chairman of the Executive Committee of the Board of Directors and 1.1 million options granted to employees. These options have a 10 year term and vest one-third each year beginning on the first anniversary of the grant date and become fully vested after 3 years except for the 0.5 million granted to the Chairman of the Executive Committee which vest on the fifth anniversary of the grant date. The options granted in 1999 have a 10 year term and vest one-third each year beginning on the grant date and are fully vested on the second anniversary of the grant date. The options granted in 2000 have a 10 year term and were generally fully vested as of the grant date.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         The exercise price of the stock options issued in 1997 and 1999 were equal to the market value of the Company's stock on the dates of grant and accordingly, no compensation cost has been recognized for stock options issued in 1997 and 1999. Compensation expense of $0.1 has been recognized for the options granted under the 2000 Plan as the market price exceeded the exercise price of the underlying stock on May 18, 2000, which is the date of the approval of the 2000 Plan by the stockholders. Additional compensation expense of $0.1 was recognized as a consequence of a modification to the terms of the Chief Executive's stock option agreement. Had compensation cost for the stock options issued by the Company been determined based on the fair value at grant date for awards in 1997, 1999, and 2000 under the Stock Plans consistent with the provisions of SFAS 123, the Company's net income and income per share for the years ended December 31, 2000, 1999, and 1998, respectively, would have been reduced to the pro forma amounts indicated below:

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2000          1999           1998
                                           ---------      --------       -------
  Net income - as reported                   $19.1         $19.1          $40.1
  Net income - pro forma                      15.5          17.8           38.8
  Basic income per share - as reported        0.96          0.85           1.86
  Diluted income per share - as reported      0.96          0.83           1.71
  Basic income per share - pro forma          0.78          0.79           1.80
  Diluted income per share - pro forma        0.78          0.77           1.67

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the Stock Plans in 1997, 1999, and 2000, respectively: dividend yield of 0.0%, 0.0%, and 0.0%; expected stock price volatility of 21.0%, 32.3%, and 29.2%; risk-free interest rate of 6.49%, 6.24%, and 6.20%; and expected life of 7, 10, and 10 years.

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

         The following table reconciles the funded status of the Company's pension plans:

                                                                           DECEMBER 31,
                                                                   -----------------------------
                                                                      2000                1999
                                                                   ---------           ---------
         Accumulated Benefit Obligation                            $  128.0            $ 125.9
                                                                   =========           =========

         Change in Projected Benefit Obligation
           Projected benefit obligation at beginning of year       $  127.7            $ 137.0
           Service cost                                                 0.3                0.3
           Interest cost                                                9.2                9.0
           Assumption changes                                           -                (10.2)
           Actuarial loss                                               1.9                1.6
           Benefits paid                                               (9.2)             (10.0)
                                                                   ---------           ---------
           Projected benefit obligation at end of year                129.9              127.7
                                                                   ---------           ---------

         Change in Plan Assets
           Fair value of assets at beginning of year                  188.8              173.3
           Actual return on plan assets                                18.6               25.5
           Benefits paid                                               (9.2)             (10.0)
                                                                   ---------           ---------
           Fair value of assets at end of year                        198.2              188.8
                                                                   ---------           ---------


         Plan assets in excess of projected benefit obligations        68.3               61.1
           Unrecognized prior service cost                              0.1                0.1
           Unrecognized net gain                                      (34.5)             (33.9)
                                                                   ---------           ---------
         Net pension asset                                         $   33.9            $  27.3
                                                                   =========           =========

         The Company has an unfunded supplemental benefit plan to provide salaried employees with retirement benefits which were limited by U.S. income tax regulation. In addition, the Company has an unfunded benefit plan which provides benefits to certain former employees of the Company. The projected benefit obligations, after adjusting for prior service costs, minimum pension liabilities, and unrecognized actuarial gains and losses for the plans included in other liabilities, were $2.2 and $1.8 at December 31, 2000 and 1999 respectively.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% as of December 31, 2000 and 1999. The rate of increase in future compensation levels reflected in the determination of the Company's salaried plans and the supplemental benefit plan was 5% for 2000 and 1999. Certain employees of the Company are covered under a union pension plan which provides for a benefit accrual based upon a flat dollar amount for each year of credited service. The expected long-term rate of return on assets for both the non-union and union plans was 9.5% in 2000, 1999, and 1998.

         Plan assets and liabilities were primarily measured on October 31 each year.

         Net periodic pension income, included in selling, general and administrative expenses, consisted of the following components:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                     2000              1999               1998
                                                                   --------          --------            -------
         Service cost - benefits earned during the period          $   0.3           $   0.3             $  0.3
         Interest cost on projected benefit obligations                9.2               9.0                9.1
         Expected return on plan assets                              (16.1)            (14.7)             (13.8)
                                                                   --------          --------            -------
         Net pension income                                        $  (6.6)          $  (5.4)            $ (4.4)
                                                                   ========          ========            =======

         On February 15, 2001, the Mafco Worldwide Corporation Defined Benefit Pension Plan was terminated. At December 31, 2000, the Mafco Worldwide Corporation Defined Benefit Pension Plan had a projected obligation of $127.2 and plan assets at fair value of $194.9. The estimated amount of pension assets to be retained by the Company in connection with the termination is approximately $34, after settlement of benefit obligations, the payment of a federal excise tax and the transfer of approximately $14 of residual assets to a new pension plan for current salaried employees on substantially similar terms.

11.      SHORT-TERM BORROWING AND LONG-TERM DEBT

         In November 1997, Pneumo Abex entered into a five-year $120.0 revolving credit facility (the "Revolving Credit Facility") with a group of banks to refinance the redemption of all of its outstanding long term debt and for working capital and other general corporate purposes. On April 9, 1999, the Revolving Credit Facility was reduced by the Company to $80.0. Amounts outstanding under the Revolving Credit Facility were $29.0 and $49.0 at December 31, 2000 and 1999, respectively, and $4.6 and $8.9 were reserved for lender guarantees on outstanding letters of credit at December 31, 2000 and 1999, respectively. The Revolving Credit Facility permits Pneumo Abex to choose between various interest rate options and to specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans (as defined) and (ii) Eurodollar Loans (as defined) plus a borrowing margin (1.0% at December 31, 2000), as amended April 24, 2000. The borrowing margin is adjusted quarterly based on certain performance ratios. The Revolving Credit Facility provides for a commitment fee of 0.375% annum on the unused Revolving Credit Facility. The Revolving Credit Facility is guaranteed by Flavors and a domestic subsidiary of Pneumo Abex. The Revolving Credit Facility contains various restrictive covenants which

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets. The average interest charged on outstanding Revolving Credit Facility borrowings at December 31, 2000 was 7.78%.

         The Company's French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to fourteen million French francs (approximately $2.0 at December 31, 2000) for working capital purposes. The amounts borrowed which are included in short term borrowings on the consolidated balance sheet were $0.4 and $0.0 at December 31, 2000 and 1999, respectively.

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

13.      COMMITMENTS AND CONTINGENCIES

         Rental expense, which includes rent for facilities, equipment and automobiles under operating leases expiring through 2004, amounted to $0.3, $0.1 and $0.2 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum rental commitments for operating leases with noncancelable terms in excess of one year from December 31, 2000 are as follows:

                      2001                $0.3
                      2002                 0.2
                      2003                 0.2
                      2004                 0.1
                                         ------
                                          $0.8
                                         ======

         The Company had outstanding letters of credit totaling $4.6 and $8.9 at December 31, 2000 and 1999, respectively.

         At December 31, 2000, the Company had obligations to purchase approximately $6.4 of raw materials.

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

          Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to 30 other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor and the Second Indemnitor pursuant to their indemnities, Pneumo Abex is receiving reimbursement in full each month for its monthly expenditures for asbestos-related claims. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex's and its predecessor's operations to the extent not paid by third party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business which were sold to Parker Hannifin in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities will be the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.
 .
         It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $150 million, including approximately $10 million in remedial action costs in respect of one site actively managed and funded by the Original Indemnitor.

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit are being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 million and $6.6 million of letters of credit outstanding at December 31, 2000 and 1999, respectively, in connection with the Reimbursement Agreement.

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

         During 1999, the Original Indemnitor and Pneumo Abex conducted an arbitration concerning certain aspects of the scope of the indemnity from the Original Indemnitor. On March 6, 2000, the arbitration panel issued its decision confirming that the indemnity applies as described herein, except that it did not extend to 87 asbestos-related claims, all of which have been resolved previously.

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

14.      RELATED PARTY TRANSACTIONS

         The Company paid a subsidiary of Holdings $0.8 and $0.3 to reimburse to it a portion of Mr. Maher's compensation expense in 2000 and 1999, respectively, representing time devoted by him to the affairs of the Company. The Company received from a subsidiary of Holdings $0.1 to reimburse to it a portion of Mr. Hanson's salary expense in both 2000 and 1999 representing time devoted by him to the affairs of such subsidiary of Holdings.

15.      SIGNIFICANT CUSTOMER

         The Company has a significant customer in the tobacco industry, Philip Morris Companies Inc., which accounted for approximately 30% of 2000 net revenues, 30% of 1999 net revenues and 31% of net revenues in 1998.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


16.      SEGMENT INFORMATION

         The Company has one business segment, which is the production of flavors used primarily by the tobacco and food industries.

Geographic Information
----------------------

                                              YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                     2000              1999               1998
                                  ----------         --------           --------
      Net Sales (a):
      United States (b)           $   78.7           $  80.6            $  86.8
      France                          13.1              15.3               13.0
                                  ----------         --------           --------
      Total net sales             $   91.8           $  95.9            $  99.8
                                  ==========         ========           ========

                                                  AS OF DECEMBER 31,
                                           -------------------------------
                                              2000                 1999
                                           ----------           ----------
    Long-Lived Assets:
      United States                          $217.7                $189.8
      France                                   16.0                  17.2
      Other Foreign                             2.0                   1.9

(a)   Revenues are reported by country of domicile.
(b)   Includes export sales of $27.3, $28.0, and $28.4 in 2000, 1999, and 1998, respectively.

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


17.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of unaudited quarterly financial information for 2000 and 1999:

                                                             2000
                                    -------------------------------------------------------
                                    FIRST            SECOND            THIRD         FOURTH
                                    -----            ------            -----         ------
Net Sales                           $22.7             $24.5            $22.3          $22.3
Gross profit                         10.8              11.9             10.6           10.6
Net income                            4.4               5.1              4.6            5.0
Income per common share:
  Basic                             $0.21             $0.25            $0.24          $0.26
  Diluted                           $0.21             $0.25            $0.24          $0.26

                                                             1999
                                    -------------------------------------------------------
                                    FIRST            SECOND            THIRD         FOURTH
                                    -----            ------            -----         ------
Net Sales                           $24.1             $24.8            $23.1          $23.9
Gross profit                         11.7              11.7             10.5           12.2
Net income                            4.5               4.8              3.7            6.1
Income per common share:
  Basic                             $0.20             $0.21            $0.16          $0.28
  Diluted                           $0.19             $0.21            $0.16          $0.27

                      M&F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


18.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                   YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                            2000             1999              1998
                                                           ------           ------            -------
Numerator:
    Net income                                              $19.1            $19.1             $40.1
    Preferred stock dividends                                 -               (1.5)             (1.6)
                                                           ------           -------           -------
    Numerator for basic earnings per share:
      Income available to common stockholders               $19.1            $17.6             $38.5
                                                           ======           =======           =======

    Numerator for diluted earnings per share:
      Income available to common stockholders
      Net income                                            $19.1            $19.1             $40.1
                                                           ======           =======           =======

Denominator (in millions):
    Basic earnings per share-weighted average shares         20.0             20.7              20.7
    Effect of dilutive securities:
      Convertible preferred stock                             -                2.3               2.5
      Employee stock options                                  -                0.1               0.3
                                                           ------           -------           -------
    Diluted earnings per share-weighted
    average shares and assumed conversions                   20.0             23.1              23.5
                                                           ======           =======           =======

Basic earnings per share:
    Available to common stockholders                        $0.96            $0.85             $1.86
                                                           ======           =======           =======

Diluted earnings per share:
    Available to common stockholders                        $0.96            $0.83             $1.71
                                                           ======           =======           =======


19.      PROPOSED TRANSACTION

         On November 9, 2000, Holdings proposed a transaction to the Board of Directors of the Company pursuant to which a subsidiary of Holdings would sell to the Company 7,320,225 shares of common stock of Panavision Inc. ("Panavision") representing 83.47% of the issued and outstanding shares of capital stock of Panavision, for a price of $190.3, representing such subsidiary's cost, plus an appropriate premium to be negotiated, representing the growth in Panavision's current business and the prospective benefits from its development of digital image technology. Holdings would be prepared to accept a mix of cash and newly-issued shares of capital stock of the Company. In light of the fact that Holdings has a substantial equity interest in the Company, the Board of Directors of the Company has constituted a special committee of independent directors to consider the proposal.

         In November 2000, five purported derivative actions were filed against the Company as nominal defendant and derivative plaintiff, and against the members of the board of directors of the

Company and, in the case of one of the five actions, Holdings and MCG. The actions are captioned Furtherfield Partners, L.P. v. Perelman, et al., C.A. No. 18502-NC, Kahn v. Perelman, et al., C.A. No. 18511-NC, Strougo v. Perelman et al., C.A. No. 18515-NC, Robotti & Co., Inc. v. Perelman, et al., C.A. No. 18528-NC., and Harbor Finance Partners v. Perelman, et al., C.A. No. 18525-NC, all in the New Castle County Delaware Chancery Court. A parallel action was filed in the New York County Supreme Court, captioned Hensel v. Mather, et al., Index No. 00-605203. All six actions allege that a proposed sale by Holdings of its indirectly-owned 83% stake in Panavision, Inc. to the Company was unfair to the Company and its shareholders. The complaints seek, among other things, preliminary and permanent injunctive relief prohibiting defendants from proceeding with the sale of the Panavision stake to the Company, an award of damages to compensate the Company for any loss it suffers as a result of the proposed transaction, a declaratory judgment that the proposed transaction is unfair as to process and as to price, and an award of plaintiffs' costs and attorneys' fees. The defendants believe that the complaints have no merit.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           BALANCE SHEET (PARENT ONLY)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                              DECEMBER 31,
                                                                       -------------------------
                                                                         2000             1999
                                                                       --------         --------
                   ASSETS
Current assets:
     Cash and cash equivalents                                             $ -              $ -
     Prepaid expenses and other                                            0.2                -
                                                                       --------         --------
          Total current assets                                             0.2                -

Investment in and advances to subsidiaries                               243.3            234.4
Receivable from subsidiaries                                               1.0              1.8
Other assets                                                               1.3              1.4
                                                                       --------         --------

                                                                       $ 245.8          $ 237.6
                                                                       ========         ========


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                                    $ 0.1            $ 0.7
                                                                       --------         --------
          Total current liabilities                                        0.1              0.7

Stockholders' equity:
     Common stock, par value $.01;  250,000,000 shares authorized;
          20,663,171 shares issued at December 31, 2000 and 1999           0.2              0.2
     Additional paid-in capital                                           27.0             26.8
     Treasury stock at cost
          1,541,900 shares at December 31, 2000                           (8.7)               -
     Retained earnings                                                   235.4            216.3
     Accumulated other comprehensive income                               (8.2)            (6.4)
                                                                       --------         --------
               Total stockholders' equity                                245.7            236.9
                                                                       --------         --------
                                                                       $ 245.8          $ 237.6
                                                                       ========         ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONSOLIDATED STATEMENT OF INCOME (PARENT ONLY)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------          -------

General and administrative expenses                            $ 0.4            $  0.5
                                                              -------           -------
          Operating loss                                         0.4               0.5

Interest, investment and other income, net                         -                 -
                                                              -------           -------
          Loss from continuing operations before taxes           0.4               0.5
Provision (benefit) for income taxes                            (0.1)             (0.2)
                                                              -------           -------
          Loss from continuing operations                        0.3               0.3

Equity in income of subsidiaries                                19.4              19.4
                                                              -------           -------
          Net income                                            19.1              19.1
                                                              -------           -------

Preferred stock dividends                                          -              (1.5)
                                                              -------           -------

          Net income available to common stockholders         $ 19.1            $ 17.6
                                                              =======           =======

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CONSOLIDATED STATEMENT OF CASH FLOWS (PARENT ONLY)
                              (DOLLARS IN MILLIONS)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                           2000             1999
                                                                                          ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $ 19.1           $ 19.1
Adjustments to reconcile net income to total cash provided by operating activities:
         Equity in income of subsidiaries less than /(in excess of) cash distributions     (10.7)             0.6
Changes in assets and liabilities:
         Receivable from subsidaries                                                         0.8              2.1
         Other, net                                                                         (0.5)            (0.3)
                                                                                          -------          -------
         Cash provided by operating activities                                               8.7             21.5
                                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock                                                                  -            (20.0)
Repurchase of common stock                                                                  (8.7)               -
Preferred stock dividends paid                                                                 -             (1.5)
                                                                                          -------          -------
          Cash used in financing activities                                                 (8.7)           (21.5)
                                                                                          -------          -------


Net increase in cash and cash equivalents                                                      -                -
Cash and cash equivalents at beginning of period                                               -                -
                                                                                          -------          -------
Cash and cash equivalents at end of period                                                $    -           $    -
                                                                                          =======          =======

                                 EXHIBIT INDEX


10.14* Employment agreements, dated August 1, 2000, between the Registrant and Stephen G. Taub, Pramathesh S. Vora, and Peter W. Grace.

21*          List of subsidiaries

23.1*        Consent of Independent Auditors

24* Powers of attorney executed by Messrs. Perelman, Durnan, Folz, Gittis, Hookstratten, Hanson, Liebman, Meister, Slovin, and Taub.

27*          Financial data schedule

             *Filed herewith.