Form 10-Q
period 2001-04-01
M & F WORLDWIDE CORP
filed 2001-05-10
CIK 945235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

                                       or

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


As of May 7, 2001, the Registrant had 20,621,271 shares of common stock outstanding.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)
                                   (Unaudited)



                                                            THREE MONTH PERIODS ENDED
                                                            -------------------------
                                                                APRIL 1,   APRIL 2,
                                                                 2001       2000
                                                              ---------  ---------
Net sales                                                     $   25.0   $   22.7
Cost of sales                                                    (13.0)     (11.9)
                                                              --------   --------
Gross profit                                                      12.0       10.8

Selling, general and administrative expenses                      (1.3)      (1.4)
Gain on pension reversion, net of excise tax of $8.5              11.0     --
Amortization of intangibles                                       (1.1)      (1.1)
                                                              --------   --------
Operating income                                                  20.6        8.3

Interest expense, net                                             (0.2)      (0.8)
                                                              --------   --------
Income before income taxes                                        20.4        7.5
Provision for income taxes                                       (11.4)      (3.1)
                                                              ========   ========
Net income available to common stockholders                   $    9.0   $    4.4
                                                              ========   ========

Income per common share:
        Basic                                                 $   0.47   $   0.21
                                                              ========   ========

        Diluted                                               $   0.47   $   0.21
                                                              ========   ========

Weighted average shares outstanding:
        Basic                                                     19.1       20.7
                                                              ========   ========
        Diluted                                                   19.1       20.7
                                                              ========   ========








            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                               APRIL 1,    DECEMBER 31,
                                                                                 2001         2000
                                                                              -----------  -----------
                           ASSETS
Current Assets
     Cash and cash equivalents                                                    $ 35.1     $  2.6
     Trade accounts receivable, net                                                 13.1        9.6
     Inventories                                                                    47.8       48.5
     Prepaid expenses and other                                                      2.8        2.4
                                                                                 --------    -------
          Total current assets                                                      98.8       63.1

Property, plant and equipment, net                                                  21.7       22.5
Deferred tax asset, net                                                             17.3       26.8
Intangible assets related to business acquired, net                                148.7      150.5
Pension asset                                                                       12.3       33.9
Other assets                                                                         2.0        2.0
                                                                                 --------    -------
Total Assets                                                                     $ 300.8     $298.8
                                                                                 ========    =======

             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Short term borrowings                                                         $ 0.1      $ 0.4
     Trade accounts payable                                                          3.2        4.1
     Accrued compensation and benefits                                               2.1        3.7
     Taxes payable                                                                   8.1        6.5
     Other accrued expenses                                                          4.6        4.4
                                                                                 --------    -------
          Total current liabilities                                                 18.1       19.1

Long-term debt                                                                      24.5       29.0
Other liabilities                                                                    5.0        5.0

Commitments and contingencies                                                          -          -

Stockholders' equity:
     Common stock, par value $.01; 250,000,0000 shares authorized;
          20,663,171 shares issued and outstanding                                   0.2        0.2
     Additional paid-in-capital                                                     27.0       27.0
     Treasury stock at cost
          1,541,900 shares                                                          (8.7)      (8.7)
     Retained earnings                                                             244.4      235.4
     Accumulated other comprehensive loss                                           (9.7)      (8.2)
                                                                                 --------    -------
          Total stockholders' equity                                               253.2      245.7
                                                                                 --------    -------
Total liabilities and stockholders' equity                                       $ 300.8     $298.8
                                                                                 ========    =======








            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                  THREE MONTH PERIODS ENDED
                                                                 ---------------------------
                                                                     APRIL 1,    APRIL 2,
                                                                       2001        2000
                                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 9.0       $ 4.4
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation                                                        0.7         0.7
     Amortization                                                        1.1         1.1
     Deferred income taxes                                               9.6         2.3
Changes in assets and liabilities:
     Increase in trade accounts receivable                              (3.7)       (1.2)
     Decrease (increase) in inventories                                  0.2        (0.5)
     Decrease in accounts payable and accrued expenses                  (0.8)       (1.0)
     Decrease (increase) in pension asset                               21.6        (1.7)
     Other, net                                                         (0.1)        0.1
                                                                      -------      ------
          Cash provided by operating activities                         37.6         4.2
                                                                      -------      ------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                                    (0.2)       (0.3)
                                                                      -------      ------
          Cash used in investing activities                             (0.2)       (0.3)
                                                                      -------      ------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of borrowings                                                 (5.5)       (6.0)
Repayment of short term borrowings                                      (0.3)          -
Proceeds from revolving credit facility                                  1.0         3.0
Debt issuance costs                                                     (0.1)          -
                                                                      -------      ------
          Cash used in financing activities                             (4.9)       (3.0)
                                                                      -------      ------

Effect of exchange rates on cash                                           -        (0.1)
                                                                      -------      ------

Net increase in cash and cash equivalents                               32.5         0.8
Cash and cash equivalents at beginning of period                         2.6         1.8
                                                                      -------      ------

Cash and cash equivalents at end of period                            $ 35.1       $ 2.6
                                                                      =======      ======














            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

     M & F Worldwide Corp. ( "M&F Worldwide" or the "Company"), was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly-owned subsidiary Pneumo Abex Corporation ("Pneumo Abex").

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

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 Form 10-K. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 2000 Form 10-K.

2. INVENTORIES

     Inventories are valued at the lower of cost or market and consist of the following:

                                          APRIL 1,         DECEMBER 31,
                                            2001              2000
                                          ---------         ---------
        Raw materials and supplies          $33.0             $34.2
        Work-in-process                       0.3               0.1
        Finished goods                       14.5              14.2
                                            -----             -----
                                            $47.8             $48.5
                                            =====             =====

3. PENSION TERMINATION

    On February 15, 2001, the Mafco Worldwide Corporation Defined Benefit Pension Plan (the "Plan") was terminated. The amount of cash retained by the Company in connection with the termination was $33.8, after settlement of benefit obligations, the payment of a federal excise tax and the transfer of approximately $14.1 of residual assets to a new pension plan for current salaried employees on substantially similar terms. As a result of the termination the Company recorded a net gain of $11.0 after federal excise taxes of $8.5. For the period from January 1, 2001 through February 15, 2001, the Company recognized $1.2 of net periodic pension income in selling, general, and administrative expenses.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

4. INCOME PER COMMON SHARE

    Basic income per common share has been computed based on the weighted average shares outstanding in the 2001 and 2000 periods, respectively. Diluted income per share is computed using the weighted average shares outstanding plus the dilutive effect of stock options for all periods presented.

5. COMPREHENSIVE INCOME

    Comprehensive income for the Company for the three month periods ended April 1, 2001 and April 2, 2000 was $1.5 and $3.2, respectively. Such amounts represent the net income less foreign currency translation adjustments for each period presented.

6. PANAVISION ACQUISITION

    Pursuant to a Stock Purchase Agreement dated as of April 19, 2001 (the "Stock Purchase Agreement") between PX Holding Corporation ("PX Holding"), a subsidiary of Mafco Holdings Inc. ("Mafco Holdings") and the Company, the Company acquired from PX Holding 7,320,225 shares of common stock (the "Acquired Shares") of Panavision Inc. ("Panavision"). The aggregate consideration for the Acquired Shares consisted of (i) $80.0 in cash, (ii) 1,500,000 shares of M&F Worldwide common stock held in the treasury and (iii) 6,182,153 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock having a liquidation preference of $6.50 per share and one vote per share. Immediately following the acquisition of the Panavision shares (the "Panavision Acquisition"), the Company contributed the Acquired Shares to the capital of a wholly-owned subsidiary, PVI Acquisition Corp.

    In connection with the closing of the Panavision Acquisition, Panavision, for federal income and certain state and local tax purposes, became a member of the affiliated group of which the Company is the common parent and left the affiliated group of which Mafco Holdings is the common parent. In connection with such event, Panavision, certain of its subsidiaries and the Company entered into a tax sharing agreement dated as of April 19, 2001, pursuant to which Panavision, certain of its subsidiaries and the Company agreed to allocate and share any liabilities which arise by virtue of the parties being consolidated for federal, and certain state and local, income tax purposes.

    At the closing of the Panavision Acquisition, Ronald O. Perelman, the sole owner of Mafco Holdings delivered a letter to the Company in which Mr. Perelman agreed that, if the Company determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, he or corporations under his control will provide such financial support as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as the Company determines. Also at the closing of the Panavision Acquisition, Mafco Holdings delivered a letter to the Company pursuant to which Mafco Holdings agreed that it or corporations under its control will disburse to the Company an aggregate amount of $10.0 to be invested by the Company in Panavision if Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, but in any event no later than December 31, 2001, pursuant to a letter to be

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

delivered by the Company to Panavision and otherwise on terms to be agreed between the Company and Panavision. The financial support to be provided by Mr. Perelman and Mafco Holdings will be evidenced by either or both of (i) subordinated debt of the Company, maturing as the Company determines based on its cash flow projections and bearing an interest rate equal to that of the bank credit facilities outstanding at Pnuemo Abex Corporation and (ii) newly issued shares of Series B Preferred Stock priced at the greater of (a) $15.00 per share and (b) the then fair market value of the Company's common stock.

    Funds required in connection with the transaction were obtained pursuant to an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), entered into on April 19, 2001 (the "Closing Date"), by Pneumo Abex (the "Borrower"), Flavors, BNP Paribas, as Documentation Agent, Chase Manhattan Bank, as Paying Agent (the "Paying Agent"), and the lenders party thereto, pursuant to which the Borrower may borrow up to $105.0. The Amended Credit Agreement includes a $90.0 five-year term loan facility which was fully drawn on the Closing Date and a $15.0 five-year revolving loan facility, $5.0 of which was drawn on the Closing Date (the "Loans"). The five year $90.0 term loan is repayable in quarterly installments commencing on June 30, 2001; $7.5 in 2001, $13.75 in 2002, $18.75 in 2003, $20.0 in 2004, $23.75 in 2005, and $6.25 in
2006. The $15.0 revolving loan is for five years and may also be used to support lender guarantees for outstanding letters of credit. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii) Eurodollar Loans plus a borrowing margin (2.50% on ABR Loans and 3.5% on Eurodollar Loans). Substantially all the domestic assets of the Company are pledged to secure the Amended Credit Facility. The Amended Credit Agreement contains various restrictive covenants which include, among other things, limitations on indebtedness and liens, minimum interest coverage, and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets.

As a result of the Panavision Acquisition, M&F Worldwide has acquired an 83.5% interest in Panavision. In accordance with APB No 16, the acquisition will be accounted for by the purchase method. For the year ended December 31, 2000 and the first quarter ended March 31, 2001, Panavision reported total revenues of $204.6 and $53.8, respectively, and net loss of $23.6 and $1.4, respectively. Immediately after the transaction, Mafco Consolidated Group Inc., an indirect subsidiary of Mafco Holdings, owned 6,648,800 shares of common stock of M&F Worldwide (32.24% of the common; 24.81% of the voting stock); PX Holding owned 1,500,000 shares of common stock of M&F Worldwide (7.27% of the common; 5.60% of the voting stock); and PX Holding owned 6,182,153 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock of M&F Worldwide (100% of the class; 23.06% of the voting stock). Accordingly, Mafco Holdings' indirect beneficial ownership of M&F Worldwide represents 39.52% of the M&F Worldwide common stock and 53.47% of the M&F Worldwide voting stock.

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

Three months ended April 1, 2001 compared to the three months ended April 2,
2000

     Net sales were $25.0 in the first quarter of 2001 as compared to $22.7 in the first quarter of 2000 resulting in a increase of $2.3 or 10.1%. First quarter sales were higher than the prior year quarter due to higher licorice shipments primarily to the Company's domestic and foreign tobacco customers.

     Cost of sales were $13.0 and $11.9 in the first quarter of 2001 and 2000, respectively, an increase of $1.1 due to the higher sales volume. As a percentage of net sales, the Company's cost of sales was 52.0% in 2001 and 52.4% in 2000.

     SG&A expenses were $1.3 and $1.4 in the first quarter of 2001 and 2000, respectively. The 2001 expenses were lower primarily due to lower salary costs.

     Interest expense, net was $0.2 in the first quarter of 2001 and $0.8 in 2000. The decrease was due to lower debt outstanding and higher interest income earned on the funds received from the pension reversion.

    The provision for income taxes as a percentage of earnings before income taxes was 55.9% in the first quarter of 2001 and 41.3% in the first quarter of 2000. The tax provision in the first quarter of 2001 and 2000 reflects a tax provision for federal, state and local, and foreign income taxes. The higher effective tax rate for 2001 is primarily the result of the non-deductibility of the federal excise tax paid on the pension reversion of $8.5.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $37.6 and $4.2 for the three month period ended April 1, 2001 and April 2, 2000, respectively. The increase in cash flow from operating activities in 2001 primarily resulted from net income, the pension reversion and the reduction of the deferred tax asset. The Company's working capital requirements for trade accounts receivables and inventory are affected by customer demand and by current and prospective supplies of raw material. Management believes the current inventory of $47.8 is adequate to meet customer requirements. Capital expenditures for the three month period ended April 1, 2001 were $0.2.

    The Company has available tax loss carryforwards of approximately $62 at April 1, 2001, which will be utilized to offset any future federal taxable income for 2001.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

    Under the Credit Agreement dated as of November 17, 1997 as amended (the "Credit Agreement"), the Company was able to borrow up to $80.0 under a revolving credit facility. At April 1, 2001, $24.5 was borrowed under the facility and approximately $4.6 was reserved to support lender guarantees for outstanding letters of credit. On April 19, 2001 the Company entered into the Amended Credit Agreement to finance the Panavision Acquisition (see Note 6.) and to repay the Credit Agreement. Management believes that the remaining availability under the Amended Credit Agreement, of approximately $5.4 at April 19, 2001 and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure, and debt service for the foreseeable future.

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q for the quarter ended April 1, 2001, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

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


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT NO.                DESCRIPTION
        -----------                -----------
          2.1                      Stock Purchase Agreement, dated as of April
                                   19, 2001, by and between PX Holding
                                   Corporation and M&F Worldwide Corp.
                                   (incorporated by reference to Exhibit 2.1 to M&F Worldwide Corp.'s Form 8-K dated April
                                   20, 2001).

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


      EXHIBIT NO.                DESCRIPTION
      -----------                -----------
         4.1 Registration Rights Agreement, dated as of April 19, 2001, by and between PX Holding Corporation and M&F Worldwide Corp. (incorporated by reference to Exhibit 4.1 to M&F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         4.2 Certificate of Designations, Powers, Preferences and Rights of Series B Non-Cumulative Perpetual Participating
                                Preferred Stock of M&F Worldwide Corp.
                                (incorporated by reference to Exhibit 4.2 to M&F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         4.3 Registration Rights Transfer Agreement, dated as of April 19, 2001, by and between PX Holding Corporation, Panavision Inc. and M&F Worldwide Corp. (incorporated by reference to Exhibit 4.3 to M&F Worldwide Corp.'s Form 8-K dated April 20, 2001).

        10.17 Letter Agreement, dated as of April 19, 2001, by and between Ronald O. Perelman and M&F Worldwide Corp. (incorporated by reference to Exhibit 99.1 to M&F Worldwide Corp.'s Form 8-K dated April 20, 2001).

        10.18 Tax Sharing Agreement, dated as of April 19, 2001, by and among Panavision Inc., certain of its subsidiaries and M&F Worldwide Corp. (incorporated by reference to Exhibit 99.2 to M&F Worldwide Corp.'s Form 8-K dated April 20, 2001).

        10.19 Credit Agreement, dated as of April 19, 2001, by and among Flavors Holdings Inc., the Lenders party thereto, BNP Paribas, as Documentation Agent and The Chase Manhattan Bank, as Paying Agent (incorporated by reference to Exhibit 99.3 to M&F Worldwide Corp.'s Form 8-K dated April 20, 2001).

        10.20 Guarantee and Collateral Agreement, dated as of April 19, 2001, by and among Pneumo Abex Corporation, Flavors Holdings Inc., PVI Acquisition Corp., EVD Holdings, Inc., Concord Pacific Corporation, the Lenders party thereto, BNP Paribas, as Documentation Agent and The Chase Manhattan Bank as Paying Agent (incorporated by reference to Exhibit
                                99.4 to M&F Worldwide Corp.'s Form 8-K dated
                                April 20, 2001).

        10.21 Mafco Letter Agreement, dated as of April 19, 2001, by and between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated by reference to Exhibit 99.5 to M&F Worldwide Corp.'s Form 8-K dated April 20, 2001).

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES



        EXHIBIT NO.                DESCRIPTION
        -----------                -----------
           10.22                   M&F Worldwide Letter, dated as of April 19,
                                   2001, delivered by M&F Worldwide Corp. to
                                   Panavision Inc. (incorporated by reference to Exhibit 99.6 to M&F Worldwide Corp.'s
                                   Form 8-K dated April 20, 2001).

    (b) Reports on Form 8-K

           There were no reports filed on Form 8-K during the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        M & F WORLDWIDE CORP.
                                        (Registrant)


Date:  May 8, 2001                      By: /s/ Todd J. Slotkin
                                            -------------------------------
                                            Todd J. Slotkin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            Principal Financial Officer

Date:  May 8, 2001                      By: /s/ Peter W. Grace
                                            -------------------------------
                                            Peter W. Grace
                                            Principal Accounting Officer