Form 10-Q
period 2001-06-30
M & F WORLDWIDE CORP
filed 2001-08-14
CIK 945235

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                        Commission file number: 001-13780

                          ----------------------------

                              M & F WORLDWIDE CORP.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                  02-0423416
-------------------------------------------      -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)


           35 EAST 62ND STREET
            NEW YORK, NEW YORK                               10021
-------------------------------------------      -------------------------------
 (Address of principal executive offices)                  (Zip code)

                                 (212) 572-8600

                Registrant's telephone number including area code

                          ----------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     As of August 10, 2001, there were 20,621,271 shares of the Registrant's Common Stock outstanding.

================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...............................................2

         Condensed Consolidated Balance Sheets.........................................................3

         Condensed Consolidated Statements of Cash Flows...............................................4

         Notes to Condensed Consolidated Financial Statements..........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................20

Item 2.  Changes in Securities........................................................................20

Item 3.  Defaults Upon Senior Securities..............................................................20

Item 4.  Submission of Matters to a Vote of Security Holders..........................................20

Item 5.  Other Information............................................................................21

Item 6.  Exhibits and Reports on Form 8-K.............................................................21


SIGNATURES............................................................................................22

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS

     The financial information herein and management's discussion thereof, include consolidated data for M & F Worldwide Corporation (the "Registrant"), and its subsidiaries.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            THREE MONTH PERIODS ENDED       SIX MONTH PERIODS ENDED
                                                                            -------------------------       -----------------------
                                                                             JUNE 30,      JULY 2,           JUNE 30,      JULY 2,
                                                                               2001          2000              2001          2000
                                                                            ----------    ---------         ----------    ---------
Net revenues
     Panavision
         Rental income                                                         $ 36.7       $  -               $ 36.7       $  -
         Sales and other                                                          6.5          -                  6.5          -
      Mafco Worldwide                                                            25.5         24.5               50.5         47.2
                                                                            ----------    ---------         ----------    ---------
         Total revenues                                                          68.7         24.5               93.7         47.2
Cost of revenues
     Panavison
         Cost of rentals                                                         17.7          -                 17.7          -
         Cost of sales                                                            3.5          -                  3.5          -
      Mafco Worldwide                                                            13.4         12.6               26.4         24.5
                                                                            ----------    ---------         ----------    ---------
         Total cost of revenues                                                  34.6         12.6               47.6         24.5
                                                                            ----------    ---------         ----------    ---------
 Gross profit                                                                    34.1         11.9               46.1         22.7
 Selling, general and administrative expenses                                    18.6          2.4               21.0          5.0
 (Gain) loss on pension reversion                                                 0.6          -                (10.4)         -
                                                                            ----------    ---------         ----------    ---------
 Operating income                                                                14.9          9.5               35.5         17.7
 Interest expense, net                                                          (10.1)        (0.8)             (10.3)        (1.6)
 Foreign exchange gain (loss)                                                    (0.2)         -                 (0.2)         0.1
 Other income (loss), net                                                        (0.3)         -                 (0.3)         -
                                                                            ----------    ---------         ----------    ---------
 Income before income taxes and extraordinary loss                                4.3          8.7               24.7         16.2
 Provision for income taxes                                                      (0.3)        (3.6)             (11.7)        (6.7)
                                                                            ----------    ---------         ----------    ---------
 Income before extraordinary loss                                                 4.0          5.1               13.0          9.5
 Extraordinary loss, net of taxes                                                (0.2)         -                 (0.2)         -
                                                                            ----------    ---------         ----------    ---------
 Net income                                                                       3.8          5.1               12.8          9.5
 Preferred stock dividend                                                        (0.1)         -                 (0.1)         -
                                                                            ----------    ---------         ----------    ---------
 Net income available to shareholders                                           $ 3.7        $ 5.1             $ 12.7        $ 9.5
                                                                            ==========    =========         ==========    =========
Basic and diluted earnings per share:
     Common stock-undistributed earnings before extraordinary loss             $ 0.16       $ 0.25             $ 0.58       $ 0.46
     Common stock-undistributed extraordinary loss                              (0.01)         -                (0.01)         -
                                                                            ----------    ---------         ----------    ---------
        Total common stock                                                     $ 0.15       $ 0.25             $ 0.57       $ 0.46
                                                                            ==========    =========         ==========    =========
     Preferred stock-distributed earnings                                      $ 0.01       $  -               $ 0.01       $  -
     Preferred stock-undistributed earnings before extraordinary loss            0.16          -                 0.58          -
     Preferred stock-undistributed extraordinary loss                           (0.01)         -                (0.01)         -
                                                                            ----------    ---------         ----------    ---------
        Total preferred stock                                                  $ 0.16       $  -               $ 0.58       $  -
                                                                            ==========    =========         ==========    =========
Basic and diluted weighted average shares outstanding:
     Common stock                                                                20.3         20.5               19.7         20.6
     Preferred stock                                                              4.9            -                2.5            -
                                                                            ----------    ---------         ----------    ---------
        Total shares outstanding                                                 25.2         20.5               22.2         20.6
                                                                            ==========    =========         ==========    =========


            See Notes to Condensed Consolidated Financial Statements

                    M & F WORLDWIDE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    2001             2000
                                                                                -------------     ------------
                                    ASSETS
Current assets
     Cash and cash equivalents                                                        $ 29.5            $ 2.6
     Accounts receivable (net of allowances of $2.1 and $.1)                            36.5              9.6
     Inventories                                                                        56.5             48.5
     Prepaid expenses and other                                                          9.4              2.4
                                                                                -------------     ------------
Total current assets                                                                   131.9             63.1

Property, plant and equipment, net                                                     230.0             22.5
Intangible assets related to businesses acquired, net                                  429.3            150.5
Patents and trademarks                                                                 141.7              -
Pension asset                                                                           12.9             33.9
Other                                                                                   22.0             28.8
                                                                                -------------     ------------
Total assets                                                                         $ 967.8          $ 298.8
                                                                                =============     ============

                      LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $ 9.4            $ 4.1
     Accrued liabilities                                                                37.4             15.0
     Current maturities of long-term debt                                               33.0              -
                                                                                -------------     ------------
Total current liabilities                                                               79.8             19.1
Long-term debt                                                                         552.0             29.0
Deferred tax liabilities                                                                34.2              1.7
Other liabilities                                                                        6.2              3.3
Commitments and contingencies                                                            -                -

Stockholders' equity:
     Common stock, par value $.01; 250,000,0000 shares authorized;
          20,663,171 shares issued                                                       0.2              0.2
     Preferred stock
          6,182,153 shares issued and outstanding                                       31.7              -
     Additional paid-in-capital                                                         26.2             27.0
     Treasury stock at cost
           41,900 shares at June 30, 2001; 1,541,900 shares at December 31, 2000        (0.2)            (8.7)
     Retained earnings                                                                 248.1            235.4
     Accumulated other comprehensive loss                                              (10.4)            (8.2)
                                                                                -------------     ------------
          Total stockholders' equity                                                   295.6            245.7
                                                                                -------------     ------------
Total liabilities and stockholders' equity                                           $ 967.8          $ 298.8
                                                                                =============     ============


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                     SIX MONTH PERIODS ENDED
                                                                                 ------------------------------------
                                                                                      JUNE 30,         JULY 2,
                                                                                        2001             2000
                                                                                    -------------    -------------
OPERATING ACTIVITIES
Net income                                                                                $ 12.8            $ 9.5
Adjustments to derive net cash provided by operating activities:
     Depreciation and amortization                                                          14.2              3.5
     Gain on sale of property and equipment                                                  0.1              -
     Amortization of discount on subordinated notes                                          3.8              -
     Deferred income taxes                                                                   7.5              5.1
     Changes in operating assets and liabilities, net of effects of the Panavision Acquisition:
        Decrease (increase) in accounts receivable                                           5.4             (1.3)
        Decrease (increase) in inventories                                                   1.5             (0.8)
        Decrease in accounts payable and accrued expenses                                   (0.7)            (0.3)
        Decrease (increase) in pension asset                                                21.1             (3.3)
     Other, net                                                                             (4.5)            (0.6)
                                                                                    -------------    -------------
          Net cash provided by operating activities                                         61.2             11.8

INVESTING ACTIVITIES
Purchase of Panavision stock, net of cash acquired of $5.6                                 (75.4)             -
Purchase of Panavision subordinated notes                                                   (0.9)             -
Capital expenditures                                                                        (3.4)            (0.5)
                                                                                    -------------    -------------
          Net cash used in investing activities                                            (79.7)            (0.5)

FINANCING ACTIVITIES
Proceeds from term loan and revolving loan                                                  96.0              5.0
Repayments of long-term debt and notes payable                                             (46.2)           (12.9)
Repurchase common stock                                                                      -               (3.1)
Debt issuance costs                                                                         (4.2)            (0.3)
Preferred stock dividend                                                                    (0.1)             -
                                                                                    -------------    -------------
          Net cash provided by financing activities                                         45.5            (11.3)

Effect of exchange rate changes on cash                                                     (0.1)            (0.1)
Net increase (decrease) in cash and cash equivalents                                        26.9             (0.1)
Cash and cash equivalents at beginning of period                                             2.6              1.8
                                                                                    -------------    -------------
Cash and cash equivalents at end of period                                                $ 29.5            $ 1.7
                                                                                    =============    =============


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     M & F Worldwide Corp. ("M & F Worldwide or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly owned subsidiary Pneumo Abex Corporation ("Pneumo Abex" or " Mafco Worldwide") and its indirect 83.5% owned subsidiary Panavision Inc. ("Panavision").

     Pursuant to a Stock Purchase Agreement dated as of April 19, 2001 (the "Stock Purchase Agreement") between PX Holding Corporation ("PX Holding"), a subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), and the Company, the Company acquired from PX Holding 7,320,225 shares of common stock (the "Acquired Shares") of Panavision. The aggregate consideration for the Acquired Shares, including fees, was $120.4 and consisted of (i) $80.0 in cash, (ii) 1,500,000 shares of M & F Worldwide common stock held in the treasury and (iii) 6,182,153 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock (the "Preferred Stock") of M & F Worldwide having a liquidation preference of $6.50 per share and one vote per share. Immediately following the acquisition of the Acquired Shares (the "Panavision Acquisition"), the Company contributed the Acquired Shares to the capital of a wholly-owned subsidiary, PVI Acquisition Corp.

     Immediately after the transaction, Mafco Consolidated Group Inc., an indirect subsidiary of Mafco Holdings, owned 6,648,800 shares of common stock of M & F Worldwide (32.24% of the common; 24.81% of the voting stock); PX Holding owned 1,500,000 shares of common stock of M & F Worldwide (7.27% of the common; 5.60% of the voting stock); and PX Holding owned 6,182,153 shares of the Preferred Stock of M & F Worldwide (100% of the class; 23.06% of the voting stock). Accordingly, Mafco Holdings' indirect beneficial ownership of M & F Worldwide represents 39.52% of the M & F Worldwide common stock and 53.47% of the M & F Worldwide voting stock.

         In accordance with APB No 16, the Panavision Acquisition has been accounted for by the purchase method. The preliminary allocation of the purchase price to assets and liabilities was based on their respective estimated fair values at April 19, 2001 to the extent of the Company's 83.5% controlling interest. The remaining 16.5% is accounted for at Panavision's carryover basis. The estimated purchase price and expenses associated with the Panavision Acquisition preliminarily exceeded the estimated fair value of Panavision's net liabilities by $274.1 and has been assigned to goodwill, which is being amortized over thirty years on a straight-line basis.

     The following unaudited pro forma financial information gives effect to the Panavision Acquisition as if it had occurred on January 1, 2000. The pro forma information for the six month periods ended June 30, 2001 and July 2, 2000 include certain adjustments, primarily increased depreciation and amortization, increased interest expense and decreased income tax expense and are not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 2000 and do not purport to project results of operations of the Company in any future period.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION (CONTINUED)

                                                                  SIX MONTH PERIODS ENDED
                                                                  JUNE 30,        JULY 2,
                                                                    2001           2000
                                                               ------------     -----------

         Revenue                                                 $  159.5        $  141.4
         Operating income                                            45.7            18.6
         Net income (loss)                                            7.2           (10.7)
         Basic and diluted undistributed earnings per share      $   0.27        $   (.40)

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2000 Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2001 presentation.

2.   PANAVISION ACQUISITION

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

     At the closing of the Panavision Acquisition, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to the Company in which Mr. Perelman agreed that, if the Company determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes (the "Notes"), he or corporations under his control will provide such financial support to the Company as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M & F Worldwide determines. However, there can be no assurance that M & F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet Panavision's needs, if such needs arise. Any follow-through investment by M & F Worldwide in Panavision would be on terms to be agreed between M & F Worldwide and Panavision. Also at the closing of the Panavision Acquisition, Mafco Holdings delivered a letter to M & F Worldwide pursuant to which Mafco Holdings agreed

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


2.       PANAVISION ACQUISITION (CONTINUED)

that it or corporations under its control will disburse to M & F Worldwide an aggregate amount of $10.0 to be invested by M & F Worldwide in Panavision (the "M & F Investment") if Panavision is unable to make required payments of principal or interest under its bank credit facilities or Notes, but in any event no later than December 31, 2001. Concurrently, M & F Worldwide delivered to Panavision a letter pursuant to which M & F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0, as required by Panavision to make payments of principal or interest under its bank credit facilities or Notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The M & F Investment is conditioned upon M & F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings. The financial support to be provided by Mr. Perelman and Mafco Holdings to the Company will be evidenced by either or both of (i) subordinated debt of the Company, maturing as the Company determines based on its cash flow projections and bearing an interest rate equal to that of the bank credit facilities outstanding at the Pneumo Abex Corporation and (ii) newly issued shares of Series B Preferred Stock priced at the greater of (a) $15.00 per share and (b) the then fair market value of the Company's common stock.

     Funds required in connection with the transaction were obtained pursuant to an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), entered into on April 19, 2001 (the "Closing Date"), by Pneumo Abex (the "Borrower"), Flavors Holdings Inc. ("Flavors"), BNP Paribas, as Documentation Agent, Chase Manhattan Bank, as Paying Agent (the "Paying Agent"), and the lenders party thereto, pursuant to which the Borrower may borrow up to $105.0. The Amended Credit Agreement includes a $90.0 five-year term loan facility which was fully drawn on the Closing Date and a $15.0 five-year revolving loan facility, $5.0 of which was drawn on the Closing Date (the "Loans") and $4.6 was reserved to support lender guarantees for outstanding letters of credit. The five-year $90.0 term loan is repayable in quarterly installments commencing on June 30, 2001; $7.5 in 2001, $13.75 in 2002, $18.75 in 2003, $20.0 in 2004,
$23.75 in 2005, and $6.25 in 2006. The $15.0 revolving loan is for five years and may also be used to support lender guarantees for outstanding letters of credit. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii) Eurodollar Loans, plus a borrowing margin (2.5% on ABR Loans and 3.5% on Eurodollar Loans). Substantially all the domestic assets of Pneumo Abex are pledged to secure the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants which include, among other things, limitations on indebtedness and liens, minimum interest coverage, and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets.

3.   INVENTORIES

     Inventories consist of the following:

                                          JUNE 30, 2001      DECEMBER 31, 2000
                                        -----------------  ---------------------

         Raw materials and supplies        $   38.8             $   34.2
         Work-in-process                        0.2                  0.1
         Finished goods                        17.5                 14.2
                                        -----------------  ---------------------
                                           $   56.5             $   48.5
                                        =================  =====================

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


4.   PENSION TERMINATION

         On February 15, 2001, the Mafco Worldwide Corporation Defined Benefit Pension Plan (the "Plan") was terminated. The amount of cash retained by the Company in connection with the termination was $33.2, after settlement of benefit obligations, the payment of a federal excise tax and the transfer of approximately $14.1 of residual assets to a new pension plan for current salaried employees on substantially similar terms. As a result of the termination, the Company recorded a net gain of $10.4 after federal excise taxes of $8.5. For the period from January 1, 2001 through February 15, 2001, the Company recognized $1.2 of net periodic pension income in selling, general, and administrative expenses.

5.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                        SIX MONTH PERIODS ENDED
                                                       -------------------------
                                                        JUNE 30,       JULY 2,
                                                          2001          2000
                                                        ---------     ---------

Cash paid for:
   Interest                                              $  7.3        $ 1.8
   Income taxes                                          $  2.4        $ 0.8

Supplemental non-cash information
   The following sets forth the changes associated
   with the Panavision Acquisition:
      Preferred stock issued                             $ 31.7
      Treasury stock reissued                            $  7.7
      Revaluation of Panavision assets and
      liabilities resulting from the preliminary
      purchase price allocation:
                                                       Increase
                                                      (Decrease)
                                                      ----------
         Property, plant and equipment                  $ 12.0
         Goodwill                                        274.1
         Patents and trademarks                          141.3
         Other                                            (2.8)
         Long-term debt                                    3.8
         Deferred tax liabilities                         47.1

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


7.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by geographic region for each business segment:

                                                 THREE MONTH PERIODS ENDED         SIX MONTH PERIODS ENDED
                                                 -------------------------         -----------------------
                                                   JUNE 30,      JULY 2,            JUNE 30,       JULY 2,
                                                     2001         2000                2001          2000
                                                 -----------   -----------         ----------    ----------
Net revenues from external customers
     Panavision
        North America                                $ 23.4        $  -               $ 23.4        $  -
        Europe                                         14.6           -                 14.6           -
        Asia/Pacific                                    5.2           -                  5.2           -
                                                 -----------   -----------         ----------    ----------
           Subtotal                                    43.2           -                 43.2           -
     Mafco Worldwide
        North America                                  22.3          20.6               43.5          40.2
        Europe                                          3.2           3.9                7.0           7.0
                                                 -----------   -----------         ----------    ----------
           Subtotal                                    25.5          24.5               50.5          47.2
                                                 -----------   -----------         ----------    ----------
       Total revenues                                $ 68.7        $ 24.5             $ 93.7        $ 47.2
                                                 ===========   ===========         ==========    ==========
Operating income (loss)
     Panavision
        North America                                 $ 8.6        $  -                $ 8.6        $  -
        Europe                                         (0.1)          -                 (0.1)          -
        Asia/Pacific                                    0.9           -                  0.9           -
        Corporate                                      (2.3)          -                 (2.3)          -
                                                 -----------   -----------         ----------    ----------
           Subtotal                                     7.1           -                  7.1           -
     Mafco Worldwide
        North America                                   8.6           8.2               17.3          15.6
        Europe                                          1.2           1.3                2.1           2.1
        Pension reversion gain (loss)                  (0.6)          -                 10.4           -
        Corporate                                      (0.9)          0.1               (0.8)          0.1
                                                 -----------   -----------         ----------    ----------
           Subtotal                                     8.3           9.6               29.0          17.8

     Corporate expenses                                (0.5)         (0.1)              (0.6)         (0.1)
                                                 -----------   -----------         ----------    ----------
     Total operating income                          $ 14.9         $ 9.5             $ 35.5        $ 17.7
                                                 ===========   ===========         ==========    ==========

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


8.   COMPREHENSIVE INCOME

     For the three month periods ended June 30, 2001 and July 2, 2000, comprehensive income amounted to $3.1 and $5.0, respectively. For the six month periods ended June 30, 2001 and July 2, 2000, comprehensive income amounted to $10.6 and $8.2, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments and minimum pension liability adjustments.

9.   NET INCOME PER SHARE

     For the three and six months ended June 30, 2001, the basic and diluted per share data is based on the weighted average number of preferred and common shares outstanding during the period. For the three and six month periods ended July 2, 2000, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options are not included in the diluted income per share calculation since they are antidilutive in all periods.

10.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     The Company adopted Statements of Financial Accounting Standards ("SFAS) No. 133 on January 1, 2001 and is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income (loss) or other comprehensive income (loss), as appropriate. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statement"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in amortization expense of $11.1 million per year, which reflects estimated amortization for the year ended December 31, 2001 on goodwill and intangible balances that are expected to be affected by the new rules. This amount is subject to adjustment upon the determination of the final purchase price allocation. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


11.       SUBSEQUENT EVENT

     Pursuant to the Stock Purchase Agreement dated as of July 2, 2001 (the "EFILM Purchase Agreement"), M & F Worldwide acquired all of the shares of Las Palmas Productions, Inc. ("EFILM"). EFILM is an operator of digital laboratories, serving the major studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. EFILM services include high resolution scanning, laser film recording of digital video and high definition images to film, and digital color timing. The consideration for the acquisition consisted of (i) $6.0 in cash at closing and (ii) a cash payment equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Purchase Agreement) of the EFILM business over a two year Earnout Period (as defined in the EFILM agreement) or (b) $1.5. The EFILM business will be operated by Panavision pursuant to employment, license and lease agreements entered into between M & F Worldwide and Panavision, whereby the assets and employees and EFILM will be leased to Panavision.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW OF THE BUSINESS

     The Company conducts its global business through two business segments:
Panavision and Mafco Worldwide. Panavision is a leading designer, manufacturer and supplier of high precision camera systems, comprising cameras, lenses, and accessories for the motion picture and television industries. Panavision also has rental operations providing lighting, lighting equipment, power distribution and generation equipment. Mafco Worldwide is the world's largest producer of licorice extract. Sales are principally to the tobacco and confectionery industries for use as a flavoring ingredient. Mafco Worldwide also manufactures other flavoring ingredients from various botanicals.

     On April 19, 2001, the Company acquired Panavision (see Note 1 and Note 2 to the Financial Statements). The acquisition was accounted for as a purchase and accordingly only Panavision's results of operations from April 19, 2001 are included in the Company's operating results for the three and six month periods ended June 30, 2001. (See Note 7 to the Financial Statements for further segment information.)

CONSOLIDATED OPERATING RESULTS

     THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED JULY 2, 2000

     Revenues were $68.7 million in the 2001 period as compared to $24.5 million in the 2000 period. Of the $44.2 million increase, $43.2 million was attributable to Panavision and $1.0 million was due to higher sales by Mafco Worldwide primarily to the Company's tobacco and confectionery customers.

     Costs were $34.6 million in the 2001 period as compared to $12.6 million in the 2000 period, an increase of $22.0 million. Excluding the increase attributable to Panavision of $21.2 million, costs increased by $0.8 million due to the higher sales of Mafco Worldwide.

     Gross profit was $34.1 million in the 2001 period and $11.9 million in the 2000 period. Of the $22.2 million increase, $22.0 million was attributable to Panavision and $0.2 million was a result of the increased sales by Mafco Worldwide.

     Selling, general and administrative expenses were $18.6 million in the 2001 period as compared to $2.4 million in the 2000 period. Of the $16.2 million increase, $14.9 million was attributable to Panavision and $1.3 million was attributable to Mafco Worldwide due to lower pension income in the 2001 period.

     Operating income was $14.9 million in the 2001 period and $9.5 million in the 2000 period, an increase of $5.4 million. The amount of income attributable to Panavision was $7.1 million. Mafco Worldwide's operating income decreased by $1.7 million due to the lower pension income and additional costs recognized in the period relating to the pension reversion.

     Interest expense was $10.1 million in the 2001 period and $0.8 million in the 2000 period. Of the $9.3 million increase, $8.8 million was attributable to Panavision and $0.5 million was attributable to Mafco Worldwide due to the new credit agreement entered into in April which resulted in higher debt at higher interest rates.

      The extraordinary loss of $0.2 million relates to the write-off of the Mafco Worldwide deferred financing costs of the old credit agreement which was refinanced in April 2001.

     The provision for income taxes was $0.3 million in the 2001 period and $3.6 million in the 2000 period. The $3.3 million decline was primarily due to the recognition of a deferred income tax benefit of $3.0 million resulting from the reversal of the tax valuation allowance in connection with the Panavision Acquisition. The effective tax rate was 7.0% for the 2001 period as compared to 41.4% for the 2000 period.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


     SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO SIX MONTH PERIOD ENDED JULY 2, 2000

     Revenues were $93.7 million in the 2001 period and $47.2 million in the 2000 period. Of the $46.5 million increase, $43.2 million was due to Panavision and $3.3 million was due to higher sales by Mafco Worldwide, primarily to the tobacco industry.

     Costs were $47.6 million in the 2001 period as compared to $24.5 million in the 2000 period. Excluding the costs attributable to Panavision of $21.2 million, costs at Mafco Worldwide were $26.4 million which was an increase of $1.9 million due to the higher sales of Mafco Worldwide.

     Gross profit was $46.1 million for the 2001 period as compared to $22.7 million in the 2000 period. After excluding the Panavision gross profit of $22.0 million included in the 2001 period, the gross profit increased by $1.4 million. As a percentage of sales the 2001 gross profit was 49.2% as compared to 48.1%. The increase was attributable to Panavision in the 2001 period.

     Selling, general and administrative expenses were $21.0 million in the 2001 period and $5.0 million in the 2000 period. Of the $16.0 million increase, $14.9 million was due to Panavision and $1.1 million was due to lower pension income of Mafco Worldwide.

     In February 2001 Mafco Worldwide terminated its overfunded pension plan resulting in a gain of $10.4 million.

     Operating income totaled $35.5 million in the 2001 period as compared to $17.7 million in the 2000 period. Of the $17.8 million increase in the 2001 period, $7.1 million was due to Panavision and $10.7 million was due primarily to the pension reversion of Mafco Worldwide.

     Interest expense was $10.3 million in 2001 and $1.6 million in 2000, an increase of $8.7 million primarily attributable to Panavision.

     The extraordinary loss of $0.2 million relates to the write-off of the deferred financing costs of the old credit agreement which was refinanced in April 2001.

      The provision for income taxes was $11.7 million in the 2001 period and $6.7 million in 2000. The increase was due to higher pre-tax income in 2001, nondeductible excise taxes on the pension termination gain partially offset by a deferred income tax benefit of $3.0 million primarily resulting from the reversal of the tax valuation allowance in connection with the Panavision Acquisition. As a result the effective tax rate was 47.4% for the 2001 period as compared to 41.4% for the 2000 period.

OPERATING RESULTS BY BUSINESS SEGMENT

MAFCO WORLDWIDE

     THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED JULY 2, 2000

     Sales were $25.5 million in the 2001 period and $24.5 million in the 2000 period, an increase of $1.0 million or 4.1%. This increase was due to higher average selling prices to the Mafco Worldwide's tobacco customers and increased volume to Mafco Worldwide's confectionery customers.

     Cost of sales was $13.4 million in the 2001 period and $12.6 million in the 2000 period, an increase of $0.8 million or 6.3%. The increase was due to the higher sales. As a percentage of sales, cost of sales was 52.5% in 2001 and 51.4% in 2000. The slight increase was due to higher manufacturing overhead costs.

     Selling, general and administrative expenses were $3.7 million in the 2001 period and $2.4 million in the 2000 period, an increase of $1.3 million. This increase was due to lower earnings on Mafco Worldwide's overfunded pension plan in 2001. On February 15, 2001, an overfunded plan was terminated and the excess funding was returned to Mafco Worldwide and a new plan with lower overfunding was

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


established. During the 2001 period additional costs for administrative and actuarial fees were incurred in connection with the reversion resulting in an expense of $0.6 million for the period.

     Operating income was $7.8 million in the 2001 period and $9.5 million in the 2000 period, a decrease of $1.7 million. This decrease was primarily due to the above referenced lower pension income and, the additional costs from the reversion recorded in the 2001 period.

     SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO SIX MONTH PERIOD ENDED JULY 2, 2000

     Sales were $50.5 million in the 2001 period and $47.2 million in the 2000 period, an increase of $3.3 million or 7.0%. This increase was due to higher sales to Mafco Worldwide's tobacco and confectionery customers. Both volume and average selling prices to the tobacco and confectionery customers were higher in 2001.

     Cost of sales was $26.4 million in the 2001 period and $24.5 million in the 2000 period. The $1.9 million increase was due to the higher sales. As a percentage of sales, cost of sales was 52.3% in 2001 and 51.9% in 2000. This increase was due to higher manufacturing overhead costs in 2001.

     Selling, general and administrative expenses were $6.1 million in the 2001 period and $5.0 million in the 2000 period. The increase was due to lower pension income in the 2001 period.

     In February 2001, the Company terminated an overfunded pension plan and as a result recorded a $10.4 million gain in 2001.

     Operating income was $28.4 million in 2001 and $17.7 million in 2000. The increase of $10.7 million was primarily due to the pension reversion.

PANAVISION

     The following discussion of the results of Panavision have been presented based on the results reported by Panavision on a stand alone and comparative basis which is the basis on which management monitors the segment.

     QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the second quarter of 2001 was $38.0 million. Revenue increased $9.7 million, or 34.3%, compared to the second quarter of 2000. The growth was primarily driven by higher rental revenue associated with feature film productions. The number of major studio feature films in production increased as compared to the second quarter of 2000, in anticipation of the possibility of strikes by the Writers Guild of America and the Screen Actors Guild. Both of these labor negotiations were concluded at the end of the second quarter without any labor disruption.

     The increase in features revenue in the quarter was partially offset by lower revenues associated with television commercials, as a result of a weak television commercial market worldwide. Exchange rate changes also adversely affected the quarter-to-quarter comparisons by approximately $1.3 million, reflecting the impact of weaker European and Australian currencies versus the U.S. dollar.

     Cost of camera rental for the second quarter was $15.4 million, an increase of $0.4 million, or 2.7%, from the second quarter of 2000, primarily due to additional depreciation of $0.2 million resulting from the increase in the carrying values of fixed assets recorded in connection with the Panavision Acquisition, as well as slightly higher maintenance cost on rental equipment.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the second quarter of 2001 was $9.1 million, a decrease of $0.1 million, or 1.1%, compared to the second quarter of 2000. Exchange rate changes adversely affected the quarter-to-quarter comparisons by approximately $0.7 million.

     Cost of lighting rental for the current quarter was $6.7 million, a decrease of $0.1 million, or 1.5%, from the second quarter of 2000. This change primarily reflects the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

SALES AND OTHER

     Sales and other revenue in the quarter declined $0.3 million, or 3.6%, from the second quarter of 2000. The change reflects modest revenue growth, offset by the impact of adverse currency changes.

OPERATING COSTS

     Selling, general and administrative expenses for the second quarter of 2001 were $16.4 million, an increase of $2.3 million from the second quarter of 2000. The increase reflects approximately $2.4 million of additional goodwill and intangible amortization resulting from the fair value adjustments arising from the Panavision Acquisition.

     Research and development expenses for the current quarter were $1.5 million, an increase of $0.1 million, or 7.1%, from the second quarter of 2000. The increase was primarily due to higher costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

     Net interest expense for the second quarter of 2001 was $11.4 million, a decrease of $0.5 million, or 4.2%, from the second quarter of 2000. The decrease reflects lower interest rates as compared to the second quarter of 2000.

     Foreign exchange loss for the second quarter of 2001 was $0.1 million, a decrease of $1.1 million from the second quarter of 2000. The decrease is primarily due to lower balances which generate foreign transaction gains and losses, and lower fluctuations in foreign exchange rates.

     Other, net for the second quarter of 2001 was $0.4 million, a decrease of $0.7 million from the second quarter of 2000. The decrease is primarily due to lower gains realized from the disposal of assets.

     The tax benefit was $2.1 million for the second quarter of 2001, as compared to a tax provision of $0.9 million for the second quarter of 2000. In connection with the Panavision Acquisition, Panavision recorded a deferred income tax benefit of $4.0 million, of which approximately $3.0 million resulted from the reversal of the valuation allowance and the remaining $1.0 million resulted from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a provision relating to taxes associated with profitable foreign operations and foreign taxes withheld at source. For the second quarter of 2000, no corresponding tax benefit was recorded for U.S. losses.

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the six months ended June 30, 2001 was $75.0 million. Revenue increased $15.0 or 25.0%, compared to the six months ended June 30, 2000. The increase in rental revenue was primarily due to an increase in feature film production. The number of major studio feature film starts increased as compared to the six months ended June 30, 2000 in anticipation of the possibility of strikes by

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

the Writers Guild of America and the Screen Actors Guild. Revenue growth was also the result of strong revenues for North American series television.

     The increase in features and series television revenue for the first six months of 2001 was partially offset by lower revenue associated with television commercials, reflecting a weak television commercial market worldwide. Exchange rate changes adversely affected the year-to-year comparisons by almost $2.7 million reflecting the impact of weaker European and Australian currencies versus the U.S. dollar.

     Cost of camera rental for the six months ended June 30, 2001 was $30.4 million, a decrease of $0.2 million, or 0.7%, from the six months ended June 30, 2000, primarily reflecting lower maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the six months ended June 30, 2001 was $17.0 million, a decrease of $0.1 million, or 0.6%, compared to the six months ended June 30, 2000. Exchange rate changes adversely affected the year-to-year comparisons by approximately $1.5 million. The revenue growth, at constant exchange rates, primarily reflects higher revenue associated with feature films at Lee Lighting in the U.K.

     Cost of lighting rental for the six months ended June 30, 2001 was $13.6 million, an increase of $0.4 million, or 3.0%, from the six months ended June 30, 2000. The change reflects increased costs associated with the revenue growth at Lee Lighting.

SALES AND OTHER

     Sales and other revenue in the six months ended June 30, 2001 was $17.0, unchanged from the six months ended June 30, 2000. Revenue growth was offset by the impact of adverse currency changes.

OPERATING COSTS

     Selling, general and administrative expenses for the six months ended June 30, 2001 were $30.7 million, an increase of $1.5 million, or 5.1%, as compared to the six months ended June 30, 2000. The increase was due to approximately $2.4 million of additional goodwill and intangible amortization resulting from the fair value adjustments arising from the Panavision Acquisition

     Research and development expenses for the six months ended June 30, 2001 were $3.0 million, a decrease of $0.2 million, or 6.3%, from the six months ended June 30, 2000. The decrease was due primarily to lower costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

     Net interest expense for the six months ended June 30, 2001 was $23.3 million, a decrease of $0.1 million, or 0.4%, as compared to the six months ended June 30, 2000. The decrease primarily reflects a small increase in interest income as compared to the six months ended June 30, 2000.

     Foreign exchange loss for the six months ended June 30, 2001 was $1.0 million, a decrease of $0.7 million from the six months ended June 30, 2000. The decrease is primarily due to lower balances which generate foreign transaction gains and losses, and lower fluctuations in foreign exchange rates.

     The tax benefit was $1.5 million for the six months ended June 30, 2001, as compared to a tax provision of $1.5 million for the six months ended June 30, 2000. In connection with the Panavision Acquisition, Panavision recorded a deferred income tax benefit of $4.0 million, of which approximately $3.0 million resulted from the reversal of the valuation allowance and the remaining $1.0 million resulted from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

of a provision relating to taxes associated with profitable foreign operations and foreign taxes withheld at source. For the six months ended June 30, 2000, no corresponding tax benefit was recorded for U.S. losses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided during the first six months of 2001, the Company's net cash provided by operating activities was $61.2 million compared to $11.8 million in the first six months of 2000. The increase in net cash provided by operating activities of $49.4 million was primarily caused by the net cash retained in connection with the termination of the Plan of $33.2 million and net cash provided by operating activities of Panavision since April 19, 2001 of $13.4 million.

     Net cash used in investment activities was $79.7 million for the six month period ended June 30, 2001 and $0.5 million for the six month period ended July 2, 2000. The increase of $79.2 million was comprised of the purchase of Panavision of $75.4 million (net of cash acquired), the purchase of Notes of $0.9 million, and increase in capital expenditures of $2.9 million (primarily attributable to Panavision).

     Net cash provided by financing activities totaled $45.5 million in the six month period ended June 30, 2001 as compared to cash used of $11.3 million in the six month period ended July 2, 2000. Cash flows from financing activities in 2001 reflect the proceeds from the Amended Credit Agreement of $96.0 million, less repayment of debt of $46.2 million and debt issuance costs incurred for the Amended Credit Agreement totaling $4.2 million.

     As of June 30, 2001 debt outstanding was comprised of the following:

         Panavision
            Credit agreement
               Term loans                        $  208.2
               Revolving credit facility             81.0
            Notes                                   208.3
                                                 --------
                                                    497.5
         Mafco Worldwide
            Amended Credit Agreement
               Term loan                             87.5
                                                 --------
                                                 $  585.0
                                                 ========

     The book value of the Notes includes a step-up in basis of $3.8 million recorded in connection with the Panavision Acquisition. Current maturities under the Amended Credit Agreement and Panavision's credit agreement total $33.0 million.

     Panavision intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment. Although there can be no assurance, Panavision believes that existing working capital together with borrowings under its credit agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for the foreseeable future. Panavision will not be required to pay interest on the Notes until August 1, 2002, which management believes will assist Panavision in implementing its strategy of investing its excess cash in the development of new camera systems.

     Mafco Worldwide intends to use cash provided by operating activities to pay down existing debt, to make additional capital expenditures, and to purchase inventory of licorice root and licorice extract in order to take advantage of market conditions that will benefit future operations. Management believes that Mafco Worldwide's current inventories of $46.3 million are adequate to meet all customer requirements for the foreseeable future.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     At the closing of the Panavision Acquisition, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to M & F Worldwide in which Mr. Perelman agreed that, if M & F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its bank credit facilities or Notes, he or corporations under his control will provide such financial support to the Company as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M & F Worldwide determines. However, there can be no assurance that M & F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet Panavision's needs, if such needs arise. Any follow-through investment by M & F Worldwide in Panavision would be on terms to be agreed between M & F Worldwide and Panavision. Also at closing of the Panavision Acquisition, Mafco Holdings delivered a letter to M & F Worldwide pursuant to which Mafco Holdings agreed that it or corporations under its control will disburse to M & F Worldwide an aggregate amount of $10.0 million to be invested by M & F Worldwide in Panavision ( the " M & F Investment") if Panavision is unable to make required payments of principal or interest under its bank credit facilities or Notes, but in any event no later than December 31, 2001. Concurrently, M & F Worldwide delivered to Panavision a letter pursuant to which M & F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0 million, as required by Panavision to make payments of principal or interest under its bank credit facilities or Notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The
M & F Investment is conditioned upon M & F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings. The financial support to be provided by Mr. Perelman and Mafco Holdings to the Company will be evidenced by either or both or (i) subordinated debt of the Company, maturing as the Company determines based on its cash flow projections and bearing an interest rate equal to that of the bank credit facilities outstanding at the Pneumo Abex Corporation and (ii) newly issued shares of Series B Preferred Stock priced at the greater of (a) $15.00 per share and (b) the then fair market value of the Company's common stock. Without the support described above, Panavision anticipates that, in order to pay the principal amount at maturity of the Notes or upon the occurrence of an Event of Default (as defined in the Notes), Panavision will be required to adopt one or more alternatives to raise capital, such as seeking capital contributions or loans from its affiliates, refinancing its indebtedness or selling its equity securities. Except as noted above, none of the affiliates of Panavision will be required to make any capital contributions or other payments to Panavision with respect to Panavision's obligations on the Notes, and the obligations of Panavision with respect to the Notes will not be guaranteed by any affiliate of Panavision or any other person. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable Panavision to make any payments in respect of the Notes when required or that any of such actions would be permitted by the terms of the Indenture or the debt instruments of Panavision then in effect.

     M & F Worldwide is a holding company whose only material asset is its ownership interest in its subsidiaries. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended June 30, 2001, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) economic, climatic or political conditions in countries in which the Company sources licorice root; (g) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (h) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (i) the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification, and (j) lower than expected cash flows from operations, the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this Form 10-Q filing.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

                  In the second quarter of 2001, the five previously disclosed actions pending in New Castle County Delaware Chancery Court were consolidated under the caption In re M & F Worldwide Corp. Shareholder Litigation, Consol. C.A. No. 18502-NC. In April 2001, a similar action was filed in Delaware captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The Vannini claim and the amended complaint filed in the consolidated cases allege that the sale to the Company of the 83.5% stake in Panavision indirectly owned by Mafco Holdings was unfair to the Company and its shareholders. The complaints seek, among other things, rescission of the transaction, damages to compensate for any loss suffered as a result, a declaratory judgment that the transaction is unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Delaware actions are being litigated in a coordinated fashion, and the parties are engaged in discovery. Trial in these cases is currently set for October 2001. The defendants in these cases believe that the complaints have no merit and are defending the cases vigorously.

ITEM 2.  CHANGES IN SECURITIES

(a)      Item not required to be presented.

(b)      Item not required to be presented.

(c)      Recent sales of unrecognized securities

                  On April 19, 2001, M & F Worldwide issued to PX Holding 1,500,000 shares of common stock held in the treasury and 6,182,153 shares of the Preferred Stock having a liquidation preference of $6.50 per share and one vote per share. Such stock, together with $80.0 million in cash, was consideration for the acquisition of 7,320,225 shares of common stock of Panavision pursuant to a Stock Purchase Agreement dated April 19, 2001. The M & F Worldwide securities were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  There were no events of default upon senior securities during the three month period ended June 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company's Annual Meeting of Stockholders was held on May 24, 2001.

(b)      Item not required to be presented.

(c) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of four persons to the Board of Directors of the Company, the ratification of the selection of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 2001 and a stockholder proposal. The results of the voting on matters presented at the Company's Annual Meeting of Stockholders were as follows:

         DESCRIPTION               VOTES FOR      VOTES WITHHELD
         -----------               ---------      --------------
         ELECTION OF DIRECTORS:
         Ronald O. Perelman        13,917,163        4,034,715
         Theo W. Folz              13,917,293        4,034,585
         Ed Gregory Hookstratten   13,916,508        4,035,370
         Bruce Slovin              13,916,992        4,034,886

         There were no abstentions or broker non-votes on the election of Directors.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


         DESCRIPTION               VOTES FOR      VOTES AGAINST     ABSTENTIONS      NOT VOTED
         -----------               ---------      -------------     -----------      ---------
         Ratification of the
         Appointment of Ernst
         & Young LLP               14,993,504        2,086,231        872,143             0

         DESCRIPTION               VOTES FOR      VOTES AGAINST     ABSTENTIONS      NOT VOTED
         -----------               ---------      -------------     -----------      ---------
         Stockholder Proposal      4,368,359        11,019,768        120,894        2,442,857

ITEM 5.  OTHER INFORMATION

                  On May 24, 2001, the Board of Directors voted unanimously to amend the advance notice provision of the Company's By-laws, in the form attached hereto as Exhibit 10.23. Pursuant to the advance notice provision, in order for nominations for director candidates or other business to properly be presented at an annual meeting (other than stockholder proposals included in the Company's proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (the "Exchange Act")), notice must be received by the Company not less than sixty days nor more than ninety days prior to the anniversary date of the immediately preceding annual meeting; provided, however, that in the event that the annual meeting is called for a date that is not within thirty days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs. As a result, for the Company's annual meeting of stockholders to be held in 2002, notice of a stockholder nomination for candidates for the Board of Directors or a stockholder proposal (other than stockholder proposals submitted pursuant to Rule 14a-18 under the Exchange Act) must be received by the Company between February 16, 2002 and March 18, 2002. These dates supersede the dates previously disclosed in the Company's proxy statement, dated April 20, 2001, for its 2001 Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        EXHIBIT NO.    DESCRIPTION
        -----------    -----------
        10.23*         Amendment to the Company's By-laws concerning the advance
                       notice provision.

                       *Filed herewith

(b)      Form 8-K filed on April 20, 2001.
         Form 8-K/A filed on June 19, 2001.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                      M & F WORLDWIDE CORP.



Date:      August 14, 2001               By:     /S/ Todd J. Slotkin
      -------------------------              -------------------------------
                                                    Todd J. Slotkin
                                       Executive Vice President and  Chief Financial Officer
                                                    Principal Financial Officer



Date:      August 14, 2001               By:     /S/ Peter W. Grace
      -------------------------              ------------------------------
                                                   Peter W. Grace
                                              Principal Accounting Officer

EXHIBIT NO.     DESCRIPTION
-----------     -----------

10.23 To be timely, a stockholder's notice must be delivered to or mailed and received by the Secretary of the Corporation at the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the anniversary date of the immediately preceding Annual Meeting; provided, however, that in the event that the Annual Meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the Annual Meeting was mailed or such public disclosure of the date of the Annual Meeting was made, whichever first occurs.