Form 10-Q
period 2001-09-30
M & F WORLDWIDE CORP
filed 2001-11-14
CIK 945235

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                        Commission file number: 001-13780

                           --------------------------

                              M & F WORLDWIDE CORP.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                 02-0423416
-----------------------------------------------     ----------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)

             35 EAST 62ND STREET
              NEW YORK, NEW YORK                              10021
-----------------------------------------------     ----------------------------
   (Address of principal executive offices)                 (Zip code)

                                 (212) 572-8600

                Registrant's telephone number including area code

                           --------------------------

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

     As of November 9, 2001, there were 19,621,271 shares of the Registrant's Common Stock outstanding.

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...............................................2

         Condensed Consolidated Balance Sheets.........................................................3

         Condensed Consolidated Statements of Cash Flows...............................................4

         Notes to Condensed Consolidated Financial Statements..........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........13



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................21

Item 2.  Changes in Securities........................................................................21

Item 3.  Defaults Upon Senior Securities..............................................................21

Item 4.  Submission of Matters to a Vote of Security Holders..........................................21

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTH PERIODS ENDED       NINE MONTH PERIODS ENDED
                                                                -------------------------       ------------------------
                                                                SEPT. 30       OCT. 1           SEPT. 30       OCT. 1
                                                                  2001          2000              2001          2000
                                                                ----------    ---------         ----------    ----------
Net revenues
     Panavision
         Rental income                                             $ 29.7          $ -             $ 66.4           $ -
         Sales and other                                              8.3            -               14.8             -
      Mafco Worldwide                                                23.2         22.3               73.7          69.5
                                                                ----------    ---------         ----------    ----------
         Total revenues                                              61.2         22.3              154.9          69.5

Cost of revenues
     Panavison
         Cost of rentals                                             20.1            -               37.8             -
         Cost of sales                                                4.6            -                8.1             -
      Mafco Worldwide                                                11.9         11.7               38.3          36.2
                                                                ----------    ---------         ----------    ----------
         Total cost of revenues                                      36.6         11.7               84.2          36.2
                                                                ----------    ---------         ----------    ----------

 Gross profit                                                        24.6         10.6               70.7          33.3

 Selling, general and administrative expenses                        19.7          2.0               40.7           7.0
 Shareholder litigation settlement                                    4.5            -                4.5             -
 (Gain) loss on pension reversion                                     0.1            -              (10.3)            -
                                                                ----------    ---------         ----------    ----------

 Operating income                                                     0.3          8.6               35.8          26.3

 Interest expense, net                                              (10.9)        (0.8)             (21.2)         (2.4)
 Foreign exchange gain                                                0.6          0.2                0.4           0.3
 Other income (loss), net                                             0.2            -               (0.1)            -
                                                                ----------    ---------         ----------    ----------

 (Loss) income before income taxes and extraordinary loss            (9.8)         8.0               14.9          24.2
 Benefit from (provision for) income taxes                            1.6         (3.4)             (10.1)        (10.1)
                                                                ----------    ---------         ----------    ----------

 (Loss) income before extraordinary loss                             (8.2)         4.6                4.8          14.1
 Extraordinary loss, net of taxes                                       -            -               (0.2)            -
                                                                ----------    ---------         ----------    ----------
 Net (loss) income                                                   (8.2)         4.6                4.6          14.1
 Preferred stock dividend                                               -            -               (0.1)            -
                                                                ----------    ---------         ----------    ----------
 Net (loss) income available to shareholders                       $ (8.2)       $ 4.6              $ 4.5        $ 14.1
                                                                ==========    =========         ==========    ==========

Basic and diluted (loss) earnings per share:
     Common stock-undistributed (loss) earnings
         before extraordinary loss                                $ (0.31)      $ 0.24             $ 0.20        $ 0.70
     Common stock-undistributed extraordinary loss                      -            -              (0.01)            -
                                                                ----------    ---------         ----------    ----------
        Total common stock                                        $ (0.31)      $ 0.24             $ 0.19        $ 0.70
                                                                ==========    =========         ==========    ==========

     Preferred stock-distributed earnings                          $ 0.01          $ -             $ 0.02           $ -
     Preferred stock-undistributed (loss) earnings
         before extraordinary loss                                  (0.31)           -               0.20             -
     Preferred stock-undistributed extraordinary loss                   -            -              (0.01)            -
                                                                ----------    ---------         ----------    ----------
        Total preferred stock                                     $ (0.30)         $ -             $ 0.21           $ -
                                                                ==========    =========         ==========    ==========

            See Notes to Condensed Consolidated Financial Statements

                       M & F WORLDWIDE CORP. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                          2001             2000
                                                                                      -------------    -------------
                                       ASSETS
Current assets
     Cash and cash equivalents                                                              $ 26.5            $ 2.6
     Accounts receivable (net of allowances of $1.9 and $0.2)                                 35.7              9.6
     Inventories                                                                              56.2             48.5
     Prepaid expenses and other                                                               10.6              2.4
                                                                                      -------------    -------------

Total current assets                                                                         129.0             63.1

Property, plant and equipment, net                                                           229.5             22.5
Intangible assets related to businesses acquired, net                                        432.2            150.5
Patents and trademarks                                                                       140.5                -
Pension asset                                                                                 13.1             33.9
Other                                                                                         21.7             28.8
                                                                                      -------------    -------------

Total assets                                                                               $ 966.0          $ 298.8
                                                                                      =============    =============

                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                       $ 10.7            $ 4.1
     Accrued liabilities                                                                      46.8             15.0
     Current maturities of long-term debt                                                     35.1                -
                                                                                      -------------    -------------

Total current liabilities                                                                     92.6             19.1

Long-term debt                                                                               551.3             29.0
Deferred tax liabilities                                                                      32.3              1.7
Other liabilities                                                                              6.5              3.3

Commitments and contingencies                                                                    -                -

Stockholders' equity:
     Common stock, par value $.01; 250,000,0000 shares authorized;
          20,663,171 shares issued                                                             0.2              0.2
     Preferred stock
          6,182,153 shares issued and outstanding                                             31.7                -
     Additional paid-in-capital                                                               26.2             27.0
     Treasury stock at cost
           41,900 shares at September 30, 2001; 1,541,900 shares at December 31, 2000         (0.2)            (8.7)
     Treasury stock receivable                                                                (6.5)               -
     Retained earnings                                                                       239.9            235.4
     Accumulated other comprehensive loss                                                     (8.0)            (8.2)
                                                                                      -------------    -------------
          Total stockholders' equity                                                         283.3            245.7
                                                                                      -------------    -------------

Total liabilities and stockholders' equity                                                 $ 966.0          $ 298.8
                                                                                      =============    =============

            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                     NINE MONTH PERIODS ENDED
                                                                                 --------------------------------------
                                                                                      SEPTEMBER 30,    OCTOBER 1,
                                                                                        2001              2000
                                                                                    -------------     -------------
OPERATING ACTIVITIES
Net income                                                                                 $ 4.6            $ 14.1
Adjustments to derive net cash provided by operating activities:
     Depreciation and amortization                                                          29.3               5.2
     Gain on sale of property and equipment                                                  0.2                 -
     Amortization of discount on subordinated notes                                          8.7                 -
     Deferred income taxes                                                                   4.7               7.7
     Changes in operating assets and liabilities, net of effects of the Panavision Acquisition:
        Decrease (increase) in accounts receivable                                           7.1              (0.7)
        Decrease in inventories                                                              2.2               0.4
        Increase (decrease) in accounts payable and accrued expenses                         7.5              (1.3)
        Decrease (increase) in pension asset                                                20.8              (4.9)
     Other, net                                                                             (4.5)              0.1
                                                                                    -------------     -------------
          Net cash provided by operating activities                                         80.6              20.6

INVESTING ACTIVITIES
Purchase of Panavision stock, net of cash acquired of $5.6                                 (76.3)                -
Purchase of Panavision subordinated notes                                                   (0.9)                -
Purchase of Las Palmas Productions stock, net of cash acquired of $0.3                      (5.7)                -
Capital expenditures                                                                        (9.8)             (0.8)
                                                                                    -------------     -------------
          Net cash used in investing activities                                            (92.7)             (0.8)

FINANCING ACTIVITIES
Proceeds from term loan and revolving loan                                                 103.2              10.3
Repayments of long-term debt and notes payable                                             (56.4)            (19.9)
Repurchase common stock                                                                        -              (8.7)
Treasury stock receivable                                                                   (6.5)                -
Debt issuance costs                                                                         (4.3)             (0.3)
Preferred stock dividend                                                                    (0.1)                -
                                                                                    -------------     -------------
          Net cash provided by (used in) financing activities                               35.9             (18.6)

Effect of exchange rate changes on cash                                                      0.1              (0.2)

Net increase in cash and cash equivalents                                                   23.9               1.0
Cash and cash equivalents at beginning of period                                             2.6               1.8
                                                                                    -------------     -------------
Cash and cash equivalents at end of period                                                $ 26.5             $ 2.8
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

     Pursuant to a Stock Purchase Agreement dated as of April 19, 2001 (the "Stock Purchase Agreement") between PX Holding Corporation ("PX Holding"), a subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), and the Company, the Company acquired from PX Holding 7,320,225 shares of common stock (the "Acquired Shares") of Panavision. The aggregate consideration for the Acquired Shares, including fees, was $120.4 and consisted of (i) $80.0 in cash, (ii) 1,500,000 shares of M & F Worldwide common stock held in treasury and (iii) 6,182,153 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock (the "Preferred Stock") of M & F Worldwide having a liquidation preference of $6.50 per share and one vote per share. Immediately following the acquisition of the Acquired Shares (the "Panavision Acquisition"), the Company contributed the Acquired Shares to the capital of a wholly-owned subsidiary, PVI Acquisition Corp.

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

         In accordance with APB No. 16, the Panavision Acquisition has been accounted for by the purchase method. The preliminary allocation of the purchase price to assets and liabilities was based on their respective estimated fair values at April 19, 2001 to the extent of the Company's 83.5% controlling interest. The remaining 16.5% is accounted for at Panavision's carryover basis. The estimated purchase price and expenses associated with the Panavision Acquisition preliminarily exceeded the estimated fair value of Panavision's net liabilities by $274.1 and has been assigned to goodwill, which is being amortized over thirty years on a straight-line basis.

     The following unaudited pro forma financial information gives effect to the Panavision Acquisition as if it had occurred on January 1, 2000. The pro forma information for the nine month periods ended September 30, 2001 and October 1, 2000 include certain adjustments, primarily increased depreciation and amortization, increased interest expense and decreased income tax expense and are not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 2000 and do not purport to project results of operations of the Company in any future period.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION (CONTINUED)

                                                                   NINE MONTH PERIODS ENDED
                                                           SEPTEMBER 30,              OCTOBER 1,
                                                                2001                     2000
                                                        ---------------------   -----------------------
     Revenue                                                 $  220.7                $  217.8
     Operating income                                            46.2                    34.5
     Net loss                                                    (1.2)                  (12.9)
     Basic and diluted undistributed loss per share          $  (0.04)               $  (0.48)

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

2.   PANAVISION AND OTHER ACQUISITION

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

     At the closing of the Panavision Acquisition, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to the Company in which Mr. Perelman agreed that, if the Company determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes (the "Notes"), he or corporations under his control will provide such financial support to the Company as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M & F Worldwide determines. However, there can be no assurance that M & F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet Panavision's needs, if such needs arise. Also at the closing of the Panavision Acquisition, Mafco Holdings delivered a letter to M & F Worldwide pursuant to which Mafco Holdings

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


2.   PANAVISION AND OTHER ACQUISITION (CONTINUED)

agreed that it or corporations under its control will disburse to M & F Worldwide an aggregate amount of $10.0 to be invested by M & F Worldwide in Panavision (the "M & F Investment") if Panavision is unable to make required payments of principal or interest under its bank credit facilities or Notes, but in any event no later than December 31, 2001. Concurrently, M & F Worldwide delivered to Panavision a letter pursuant to which M & F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0 as required by Panavision to make payments of principal or interest under its bank credit facilities or Notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The M & F Worldwide Investment is conditioned upon M & F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings. The financial support to be provided by Mr. Perelman and Mafco Holdings to the Company will be evidenced by either or both of (i) subordinated debt of the Company, maturing as the Company determines based on its cash flow projections and bearing on interest rate equal to that of the bank credit facilities outstanding at the Pneumo Abex Corporation and (ii) newly issued shares of Series B Preferred Stock priced at the greater of (a) $15.00 per share and (b) the then fair market value of the Company's common stock.

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

     Pursuant to the Stock Purchase Agreement dated as of July 2, 2001 (the "EFILM Purchase Agreement"), M & F Worldwide acquired all of the shares of Las Palmas Productions, Inc. ("EFILM"). EFILM is an operator of digital laboratories, serving the major studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. EFILM services include high resolution scanning, laser film recording of digital video and high definition images to film, and digital color timing. The consideration for the acquisition consisted of (i) $6.0 in cash at closing and (ii) an additional cash payment equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Purchase Agreement) of the EFILM business over a two year Earnout Period (as defined in the EFILM agreement) or (b) $1.5. The additional cash payment is payable at the shareholders' election beginning approximately four months after the end of fiscal 2003 and ending approximately four months after the end of fiscal 2006. Panavision operates the EFILM business pursuant to employment, license and lease agreements entered into between M & F Worldwide and Panavision, whereby the assets and employees of EFILM were leased to Panavision. In accordance with SFAS No. 141, Business Combinations, the EFILM acquisition has been accounted for by the purchase method. The preliminary allocation of the purchase price to assets and liabilities was based on

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
their estimated fair values at July 2, 2001. The estimated purchase price exceeded the estimated fair value of EFILM's net assets by $5.3 and has been preliminarily assigned to goodwill.

3.   INVENTORIES

     Inventories consist of the following:

                                    SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                   ---------------------  ----------------------

     Raw materials and supplies         $   39.9               $   34.2
     Work-in-process                         0.6                    0.1
     Finished goods                         15.7                   14.2
                                   ---------------------  ----------------------
                                        $   56.2               $   48.5
                                   =====================  ======================

4.   PENSION TERMINATION

     On February 15, 2001, the Mafco Worldwide Corporation Defined Benefit Pension Plan (the "Plan") was terminated. The amount of cash retained by the Company in connection with the termination was $33.1, after settlement of benefit obligations, the payment of a federal excise tax and the transfer of approximately $14.1 of residual assets to a new pension plan for current salaried employees on substantially similar terms. As a result of the termination, the Company recorded a net gain of $10.3 after federal excise taxes of $8.5. For the period from January 1, 2001 through February 15, 2001, the Company recognized $1.2 of net periodic pension income in selling, general and administrative expenses from the Plan and for the period from February 16, 2001 to September 30, 2001 recognized $0.7 of net pension income in selling, general and administrative expenses from the new pension plan.

5.   USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                         NINE MONTH PERIODS ENDED
                                                                      ----------------------------------
                                                                          SEPTEMBER 30,  OCTOBER 1,
                                                                             2001           2000
                                                                          -----------    ------------
Cash paid for:
   Interest                                                                   $ 13.9           $ 2.5
   Income taxes                                                                $ 4.0           $ 1.0

Supplemental non-cash information
   The following sets forth the changes associated with
   the Panavision Acquisition:
      Preferred stock issued                                                  $ 31.7
      Treasury stock reissued                                                  $ 7.7
      Revaluation increase or (decrease) of Panavision assets
      and liabilities resulting from the preliminary purchase
      price allocation:

         Property, plant and equipment                                        $ 12.0
         Goodwill                                                              274.1
         Patents and trademarks                                                141.3
         Other                                                                  (2.8)
         Long-term debt                                                          3.8
         Deferred tax liabilities                                               47.1

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


7.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by geographic region for each business segment:

                                                  THREE MONTH PERIODS ENDED           NINE MONTH PERIODS ENDED
                                                  ---------------------------        ---------------------------
                                                  SEPTEMBER 30,  OCTOBER 1,           SEPTEMBER 30,  OCTOBER 1,
                                                    2001            2000                2001            2000
                                                 ------------    ------------        ------------    -----------
Net sales from external customers
     Panavision
        North America                                 $ 19.0             $ -              $ 42.4            $ -
        Europe                                          14.7               -                29.3              -
        Asia/Pacific                                     4.3               -                 9.5              -
                                                 ------------    ------------        ------------    -----------
           Subtotal                                     38.0               -                81.2              -
     Mafco Worldwide
        North America                                   20.1            19.0                63.6           59.2
        Europe                                           3.1             3.3                10.1           10.3
                                                 ------------    ------------        ------------    -----------
           Subtotal                                     23.2            22.3                73.7           69.5
                                                 ------------    ------------        ------------    -----------

     Total revenues                                   $ 61.2          $ 22.3             $ 154.9         $ 69.5
                                                 ============    ============        ============    ===========

Operating income (loss)
     Panavision
        North America                                  $ 3.1             $ -              $ 11.7            $ -
        Europe                                          (1.4)              -                (1.5)             -
        Asia/Pacific                                       -               -                 0.9              -
        Corporate                                       (4.3)              -                (6.6)             -
                                                 ------------    ------------        ------------    -----------
           Subtotal                                     (2.6)              -                 4.5              -
     Mafco Worldwide
        North America                                    7.9             7.6                25.2           23.2
        Europe                                           1.1             0.9                 3.2            3.0
        Pension reversion gain (loss)                   (0.1)              -                10.3              -
        Corporate                                       (1.2)            0.1                (2.0)           0.2
                                                 ------------    ------------        ------------    -----------
           Subtotal                                      7.7             8.6                36.7           26.4

     Corporate expenses                                 (4.8)              -                (5.4)          (0.1)
                                                 ------------    ------------        ------------    -----------

     Total operating income                            $ 0.3           $ 8.6              $ 35.8         $ 26.3
                                                 ============    ============        ============    ===========

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


8.   COMPREHENSIVE INCOME

     For the three month periods ended September 30, 2001 and October 1, 2000, comprehensive income (loss) amounted to ($5.8) and $2.9, respectively. For the nine month periods ended September 30, 2001 and October 1, 2000, comprehensive income amounted to $4.8 and $11.1, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments and minimum pension liability adjustments.

9.   NET INCOME PER SHARE

     The basic and diluted per share data is based on the weighted average number of preferred and common shares outstanding during the following periods:


                                                     THREE MONTH PERIODS ENDED       NINE MONTH PERIODS ENDED
                                                     -------------------------       ------------------------
                                                     SEPT. 30,     OCT. 1,           SEPT. 30,     OCT. 1,
                                                       2001          2000              2001          2000
                                                     ----------    ---------         ----------    ---------
Basic weighted average shares outstanding:
     Common stock                                         20.6         19.5               20.0         20.2
     Preferred stock                                       6.2            -                3.7            -
                                                     ----------    ---------         ----------    ---------
        Total shares outstanding                          26.8         19.5               23.7         20.2
                                                     ==========    =========         ==========    =========


Diluted weighted average shares outstanding:
     Common stock                                         20.6         19.6               20.0         20.3
     Preferred stock                                       6.2            -                3.7            -
                                                     ----------    ---------         ----------    ---------
        Total shares outstanding                          26.8         19.6               23.7         20.3
                                                     ==========    =========         ==========    =========

Common equivalent shares consisting of outstanding stock options are not included in the 2001 diluted income per share calculations since they are antidilutive. They are included in the 2000 calculations.

10.      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 133 on January 1, 2001 and is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income (loss) or other comprehensive income (loss), as appropriate. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in amortization expense of $12.5 per year, which reflects estimated amortization for the year ended December 31, 2001 on goodwill and intangible balances that are expected to be affected by the new rules. This amount is subject to adjustment upon the determination of the final purchase price allocation for Panavision. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


11.  COMMITMENTS AND CONTINGENCIES

     On October 1, 2001, the successor in interest to the subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") that had purchased in 1994 the former Friction Products Division of the Company filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. At the time of the Friction Products Division sale, the Indemnity Guarantor had guaranteed both payment under and the performance of the Second Indemnitor's obligations. The Indemnity Guarantor has confirmed that it will fulfill these indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor for all claims other than a small portion of the indemnified asbestos-related claims. As to that portion, the Company intends to commence an arbitration against the Indemnity Guarantor seeking, among other things, an order confirming the Indemnity Guarantor's obligation.

     In the second quarter of 2001, the five previously disclosed actions pending in New Castle County Delaware Chancery Court were consolidated under the caption In re M & F Worldwide Corp. Shareholder Litigation, Consol. C.A. No. 18502-NC. In April 2001, a similar action was filed in Delaware captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The Vannini claim and the amended complaint filed in the consolidated cases alleged that the sale to the Company of the 83.5% stake in Panavision indirectly owned by Mafco Holdings was unfair to the Company and its shareholders. The complaints sought, among other things, rescission of the transaction, damages to compensate for any loss suffered as a result, a declaratory judgment that the transaction was unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Company and the parties to the Vannini claim settled that litigation, pursuant to which, among other things, the Company acquired 1,000,000 shares of Company common stock held by the plaintiff, the plaintiff dismissed his claim with prejudice, and the Company agreed to pay to plaintiff $10.0 plus up to $1.0 for reimbursement of his legal costs. Such settlement has been reflected in the Condensed Consolidated Financial Statements as of September 30, 2001. Litigation costs of $4.5 reflects the amount accrued in connection with the settlement, including reimbursement of legal costs, in excess of the fair value of the M & F Worldwide common stock acquired. Plaintiffs in the consolidated actions commenced a separate derivative action in Chancery Court against the Company's directors and Mafco Holdings Inc. challenging the Vannini settlement as a breach of fiduciary duty. Trial in the consolidated cases is currently set for December 2001. The defendants in these cases believe that the complaints have no merit and are defending the cases vigorously.

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

     On April 19, 2001, the Company acquired Panavision (see Note 1 and Note 2 to the Financial Statements). The acquisition was accounted for as a purchase and accordingly only Panavision's results of operations from April 19, 2001 are included in the Company's operating results for the three and nine month periods ended September 30, 2001. (See Note 7 to the Financial Statements for further segment information.)

CONSOLIDATED OPERATING RESULTS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED OCTOBER 1, 2000

     Revenues were $61.2 million in the 2001 period as compared to $22.3 million in the 2000 period. Of the $38.9 million increase, $38.0 million was attributable to Panavision and $0.9 million was due to higher sales by Mafco Worldwide primarily to the Company's non-tobacco licorice and botanical customers.

     Costs were $36.6 million in the 2001 period as compared to $11.7 million in the 2000 period, an increase of $24.9 million. Excluding the increase attributable to Panavision of $24.8 million, costs increased by $0.1 million due to the higher sales of Mafco Worldwide.

     Gross profit was $24.6 million in the 2001 period and $10.6 million in the 2000 period. Of the $14.0 million increase, $13.2 million was attributable to Panavision and $0.8 million was a result of the increased sales by Mafco Worldwide.

     Selling, general and administrative expenses were $19.7 million in the 2001 period as compared to $2.0 million in the 2000 period. Of the $17.7 million increase, $15.9 million was attributable to Panavision and $1.5 million was attributable to Mafco Worldwide due to lower pension income in the 2001 period and $0.3 million was attributable to higher corporate expenses for insurance and legal services.

     Operating income was $0.3 million in the 2001 period and $8.6 million in the 2000 period, a decrease of $8.3 million. The shareholder litigation settlement, as referred to in Note 11, resulted in a charge of $4.5 million. The amount of loss attributable to Panavision was $2.6 million. Mafco Worldwide's operating income decreased by $1.2 million due to the lower pension income and additional costs recognized in the period relating to the pension reversion offset by the increase in gross profit.

     Interest expense was $10.9 million in the 2001 period and $0.8 million in the 2000 period. Of the $10.1 million increase, $9.5 million was attributable to Panavision and $0.6 million was attributable to Mafco Worldwide due to the new credit agreement entered into in April which resulted in higher debt outstanding in 2001.

     The Company recognized a benefit from income taxes of $1.6 million in the 2001 period as compared to a provision for income taxes of $3.4 million in the 2000 period. The change was primarily due to the pre-tax loss of $9.8 million in the 2001 period.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES



NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTH PERIOD ENDED OCTOBER 1, 2000

     Revenues were $154.9 million in the 2001 period and $69.5 million in the 2000 period. Of the $85.4 million increase, $81.2 million was due to Panavision and $4.2 million was due to higher sales by Mafco Worldwide, primarily to the Company's tobacco and non-tobacco licorice customers.

     Costs were $84.2 million in the 2001 period as compared to $36.2 million in the 2000 period. Excluding the costs attributable to Panavision of $45.9 million, costs at Mafco Worldwide were $38.3 million which was an increase of $2.1 million due to the higher sales of Mafco Worldwide.

     Gross profit was $70.7 million for the 2001 period as compared to $33.3 million in the 2000 period. After excluding the Panavision gross profit of $35.3 million included in the 2001 period, the gross profit increased by $2.1 million. As a percentage of sales the 2001 gross profit was 45.6% as compared to 47.9%. The decrease was attributable to Panavision in the 2001 period.

     Selling, general and administrative expenses were $40.7 million in the 2001 period and $7.0 million in the 2000 period. Of the $33.7 million increase, $30.8 million was due to Panavision and $2.9 million was due to lower pension income of Mafco Worldwide and higher corporate expenses for insurance and legal services.

     In February 2001 Mafco Worldwide terminated its overfunded pension plan resulting in a gain of $10.3 million.

     Operating income totaled $35.8 million in the 2001 period as compared to $26.3 million in the 2000 period. Of the $9.5 million increase in the 2001 period, $4.5 million was due to Panavision, $10.3 million was due to the Mafco Worldwide pension termination and $5.3 million was due to higher corporate expenses and the costs incurred in the shareholder litigation settlement.

     Interest expense was $21.2 million in 2001 and $2.4 million in 2000, an increase of $18.8 million primarily attributable to Panavision and interest expense on the new credit agreement.

     The extraordinary loss of $0.2 million relates to the write-off of the deferred financing costs of the old credit agreement which was refinanced in April 2001.

      The provision for income taxes was $10.1 million in both the 2001 and the 2000 periods. The provision for income taxes in the 2001 period reflects the effects of nondeductible excise taxes paid on the pension termination gain partially offset by a deferred income tax benefit of $3.0 million primarily resulting from the reversal of the tax valuation allowance in connection with the Panavision Acquisition. The effective tax rate was 67.8% for the 2001 period as compared to 41.7% for the 2000 period.

OPERATING RESULTS BY BUSINESS SEGMENT

MAFCO WORLDWIDE

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED OCTOBER 1, 2000

     Sales were $23.2 million in the 2001 period and $22.3 million in the 2000 period, an increase of $0.9 million or 4.0%. This increase was due to product mix changes to Mafco Worldwide's botanical customers and increased volume to Mafco Worldwide's non-tobacco licorice customers.

     Cost of sales was $11.9 million in the 2001 period and $11.7 million in the 2000 period, an increase of $0.2 million or 1.7%. The increase was due to the higher sales. As a percentage of sales, cost of sales was 51.3% in 2001 and 52.5% in 2000. The decrease was due to higher margin products sold in 2001 as compared in 2000.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


     Selling, general and administrative expenses were $3.5 million in the 2001 period and $2.0 million in the 2000 period, an increase of $1.5 million. This increase was primarily due to lower earnings on Mafco Worldwide's overfunded pension plan in 2001. On February 15, 2001, an overfunded plan was terminated and the excess funding was returned to Mafco Worldwide and a new plan with lower overfunding was established. During the 2001 period additional costs for administrative and actuarial fees were incurred in connection with the reversion resulting in an expense of $0.1 million for the period.

     Operating income was $7.7 million in the 2001 period and $8.6 million in the 2000 period, a decrease of $0.9 million. This decrease was primarily due to the above referenced lower pension income partially offset by the increased gross margin in 2001.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTH PERIOD ENDED OCTOBER 1, 2000

     Sales were $73.7 million in the 2001 period and $69.5 million in the 2000 period, an increase of $4.2 million or 6.0%. This increase was due to higher sales to Mafco Worldwide's licorice customers. Both volume and average selling prices were higher in 2001.

     Cost of sales was $38.3 million in the 2001 period and $36.2 million in the 2000 period. The $2.1 million increase was due to the higher sales. As a percentage of sales, cost of sales was 52.0% in 2001 and 52.1% in 2000.

     Selling, general and administrative expenses were $8.9 million in the 2001 period and $6.9 million in the 2000 period. The increase was due to lower pension income in the 2001 period.

     In February 2001, the Company terminated an overfunded pension plan and as a result recorded a $10.3 million gain in 2001.

     Operating income was $36.8 million in 2001 and $26.4 million in 2000. The increase of $10.4 million was primarily due to the pension reversion.

PANAVISION

     The following discussion of the results of Panavision have been presented based on the results reported by Panavision on a stand alone and comparative basis which is the basis on which management monitors the segment.

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the third quarter of 2001 was $23.2 million. Revenue decreased $10.1 million, or 30.3%, compared to the third quarter of 2000. The decrease was primarily due to an unusually low level of worldwide feature film productions in the third quarter of 2001, following the robust feature film environment of the first half of the year. The shift in 2001 production occurred in anticipation of the possibilities of mid-year strikes by the Writers Guild of America and the Screen Actors Guild. Both of these labor negotiations were concluded at the end of the second quarter without any labor disruption.

     Cost of camera rental for the third quarter was $14.1 million, a decrease of $1.2 million, or 7.8%, from the third quarter of 2000, primarily due to lower maintenance cost on rental equipment and other costs associated with the lower volume.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the third quarter of 2001 was $6.4 million, a decrease of $5.7 million, or 47.1%, compared to the third quarter of 2000. The decrease was primarily due to lower levels of feature film production worldwide.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


    Cost of lighting rental for the current quarter was $6.0 million, a decrease of $2.2 million, or 26.8%, from the third quarter of 2000. This change was primarily due to the decrease in lighting rental revenue.

SALES AND OTHER

     Sales and other revenue in the quarter declined $0.5 million, or 5.7%, from the third quarter of 2000. The decrease was primarily due to lower lighting filter and expendable sales worldwide, partially offset by revenue generated from EFILM.

OPERATING COSTS

     Selling, general and administrative expenses for the third quarter of 2001 were $14.2 million, an increase of $0.8 million from the third quarter of 2000. The increase reflects approximately $3.0 million of additional goodwill and intangible amortization resulting from the fair value adjustments arising from the M&F Purchase, offset by the impact of cost reduction measures implemented during the year.

     Research and development expenses for the current quarter were $1.2 million, a decrease of $0.2 million, or 14.3%, from the third quarter of 2000. The decrease was primarily due to lower costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

     Net interest expense for the third quarter of 2001 was $9.6 million, a decrease of $3.0 million, or 23.8%, from the third quarter of 2000. The decrease reflects lower interest rates as compared to the third quarter of 2000.

     Foreign exchange gain for the third quarter of 2001 was $0.7 million, as compared to a loss of $0.8 million from the third quarter of 2000. The change is primarily due to the impact of the strengthening of the British Pound on U.S. Dollar denominated payable balances held in the U.K.

     The tax benefit was $2.6 million for the third quarter of 2001, as compared to a tax provision of $1.4 million for the third quarter of 2000. In the quarter, the Company recorded a deferred income tax benefit of approximately $3.0 million associated with domestic tax losses which was partially offset by the recording of a provision relating to taxes associated with profitable foreign operations and foreign taxes withheld at source. For the third quarter of 2000, no corresponding tax benefit was recorded for U.S. losses.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the nine months ended September 30, 2001 was $98.3 million. Revenue increased $5.0 million, or 5.4%, compared to the nine months ended September 30, 2000. The increase in rental revenue reflects higher rental revenue associated with worldwide feature film production, however, major studio feature film starts for the first nine months of 2001 were below the level of the first nine months of 2000. Revenue growth was also the result of strong revenue for North American series television.

     The increase in features and series television revenue for the first nine months of 2001 was partially offset by lower revenue associated with television commercials, reflecting a weak television commercial market worldwide. The year-to-year decline is in comparison to a 2000 commercial market that was adversely impacted by a Screen Actors Guild strike from May 2000 through October 2000. Exchange rate changes adversely affected the year-to-year comparisons by almost $3.1 million reflecting the impact of weaker European and Australian currencies versus the U.S. Dollar.

     Cost of camera rental for the nine months ended September 30, 2001 was $44.5 million, a decrease of $1.4 million, or 3.1%, from the nine months ended September 30, 2000, primarily reflecting lower

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. Dollar.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the nine months ended September 30, 2001 was $23.4 million, a decrease of $5.8 million, or 19.9%, compared to the nine months ended September 30, 2000. The decrease was primarily due to lower levels of feature film production. Exchange rate changes adversely affected the year-to-year comparisons by approximately $1.7 million.

     Cost of lighting rental for the nine months ended September 30, 2001 was $19.5 million, a decrease of $1.9 million, or 8.9%, from the nine months ended September 30, 2000. The change reflects decreased costs associated with the lower lighting rentals worldwide.

SALES AND OTHER

     Sales and other revenue in the nine months ended September 30, 2001 was $25.3 million, a decrease of $0.6 million or 2.3% from the nine months ended September 30, 2000. The decrease was primarily due to a decrease in film stock and lighting filter sales, partially offset by revenue generated by EFILM.

OPERATING COSTS

     Selling, general and administrative expenses for the nine months ended September 30, 2001 were $44.9 million, an increase of $2.2 million, or 5.2%, as compared to the nine months ended September 30, 2000. The increase was due to approximately $5.4 million of additional goodwill and intangible amortization resulting from the fair value adjustments arising from the M&F Purchase, offset by the impact of cost reduction measures implemented during the year.

     Research and development expenses for the nine months ended September 30, 2001 were $4.3 million, a decrease of $0.3 million, or 6.5%, from the nine months ended September 30, 2000. The decrease was due primarily to lower costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

     Net interest expense for the nine months ended September 30, 2001 was $32.9 million, a decrease of $3.1 million, or 8.6%, as compared to the nine months ended September 30, 2000. The decrease primarily reflects lower interest rates as compared to the nine months ended September 30, 2000.

     Foreign exchange loss for the nine months ended September 30, 2001 was $0.3 million, a decrease of $2.2 million from the nine months ended September 30, 2000. The decrease is primarily due to lower balances which generate foreign transaction gains and losses, and lower fluctuations in foreign exchange rates.

     The tax benefit was $4.0 million for the nine months ended September 30, 2001, as compared to a tax provision of $2.9 million for the nine months ended September 30, 2000. In connection with the M&F Purchase, the Company recorded a deferred income tax benefit of approximately $3.0 million resulting from the reversal of the valuation allowance. The Company also recorded an income tax benefit of $4.0 million resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $2.9 million provision relating to profitable foreign operations and foreign taxes withheld at source. For the nine months ended September 30, 2000, no corresponding tax benefit was recorded for U.S. losses. See Note 6 of the 2000 Form 10-K for a discussion of the Tax Sharing Agreement and Note 8 above for discussion of the new Tax Sharing Agreement entered into as a result of the M&F Purchase.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first nine months of 2001 was $80.6 million compared to $20.6 million in the first nine months of 2000. The increase in net cash provided by operating activities of $60.0 million was primarily caused by the net cash retained in connection with the termination of the Plan of $33.1 million, net cash provided by operating activities of Panavision since April 19, 2001 of $16.0 million and the timing of the payment of the shareholder litigation settlement.

     Net cash used in investment activities was $92.7 million for the nine month period ended September 30, 2001 and $0.8 million for the nine month period ended October 1, 2000. The increase of $91.9 million was comprised of the purchase of Panavision of $76.3 million (net of cash acquired), and EFILM of $5.7 million (net of cash acquired), the purchase of Notes of $0.9 million, and the increase in capital expenditures of $9.0 million (primarily attributable to Panavision).

     Net cash provided by financing activities totaled $35.9 million in the nine month period ended September 30, 2001 as compared to cash used of 18.6 million in the nine month period ended October 1, 2000. Cash flows from financing activities in 2001 reflect the proceeds from the Amended Credit Agreement of $103.2 million, less repayment of debt of $56.4 million, debt issuance costs incurred for the Amended Credit Agreement totaling $4.3 million and the purchase of the treasury stock as part of the shareholder litigation settlement.

     As of September 30, 2001 debt outstanding was comprised of the following:

         Panavision
            Credit agreement
               Term loans                               $  203.3
               Revolving credit facility                    85.5
            Notes                                          212.5
                                                   -------------------
                                                           501.3
         Mafco Worldwide
            Amended Credit Agreement
               Term loan                                    85.0
               Other                                         0.1
                                                   -------------------
                                                        $  586.4
                                                   ===================

     The book value of the Notes includes a step-up in basis of $3.7 million recorded in connection with the Panavision Acquisition. Current maturities under the Amended Credit Agreement and Panavision's credit agreement total $35.1 million.

     Panavision intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment. Although there can be no assurance, Panavision believes that existing working capital together with borrowings under its credit agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for the foreseeable future. Panavision will not be required to pay interest on the Notes until August 1, 2002.

     Mafco Worldwide intends to use cash provided by operating activities to pay down existing debt, to make additional capital expenditures, and to purchase inventory of licorice root and licorice extract in order to take advantage of market conditions that will benefit future operations. Management believes that Mafco Worldwide's current inventories of $45.4 million are adequate to meet all customer requirements for the foreseeable future.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


     At the closing of the Panavision Acquisition, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to M & F Worldwide in which Mr. Perelman agreed that, if M & F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its bank credit facilities or Notes, he or corporations under his control will provide such financial support to the Company as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M & F Worldwide determines. However, there can be no assurance that M & F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet Panavision's needs, if such needs arise. Any follow-through investment by M & F Worldwide in Panavision would be on terms to be agreed between M & F Worldwide and Panavision. Also at closing of the Panavision Acquisition, Mafco Holdings delivered a letter to M & F Worldwide pursuant to which Mafco Holdings agreed that it or corporations under its control will disburse to M & F Worldwide an aggregate amount of $10.0 million to be invested by M & F Worldwide in Panavision ( the "M & F Investment") if Panavision is unable to make required payments of principal or interest under its bank credit facilities or Notes, but in any event no later than December 31, 2001. Concurrently, M & F Worldwide delivered to Panavision a letter pursuant to which M & F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0 million, as required by Panavision to make payments of principal or interest under its bank credit facilities or Notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The M & F Investment is conditioned upon M & F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings. The financial support to be provided by Mr. Perelman and Mafco Holdings to the Company will be evidenced by either or both of (i) subordinated debt of the Company, maturing as the Company determines based on its cash flow projections and bearing an interest rate equal to that of the bank credit facilities outstanding at the Pneumo Abex Corporation and (ii) newly issued shares of Series B Preferred Stock priced at the greater of (a) $15.00 per share and (b) the then fair market value of the Company's common stock. Without the support described above, Panavision anticipates that, in order to pay the principal amount at maturity of its bank credit facilities or of the Notes or upon an acceleration of the maturity of the Notes as a consequence of an Event of Default (as defined in the Notes), or to repurchase the Notes upon the occurrence of a Change of Control (as defined in the Notes), Panavision will be required to adopt one or more alternatives to raise capital, such as seeking capital contributions or loans from its affiliates, refinancing its indebtedness or selling its equity securities. Except as noted above, none of the affiliates of Panavision will be required to make any capital contributions or other payments to Panavision with respect to Panavision's obligations on its bank credit facilities or Notes, and the obligations of Panavision with respect to its bank credit facilities or Notes will not be guaranteed by any affiliate of Panavision or any other person. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable Panavision to make any payments in respect of its bank credit facilities or Notes when required or that any of such actions would be permitted by the terms of the Indenture or the debt instruments of Panavision then in effect.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended September 30, 2001, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) economic, climatic or political conditions in countries in which the Company sources licorice root; (g) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (h) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (i) the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification; (j) a substantially adverse result in the pending shareholder litigation; (k) lower than expected cash flows from operations; and (l) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this Form 10-Q filing.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

               On October 1, 2001, the successor in interest to the subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") that had purchased in 1994 the former Friction Products Division of the Company filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. At the time of the Friction Products Division sale, the Indemnity Guarantor had guaranteed both payment under and the performance of the Second Indemnitor's obligations. The Indemnity Guarantor has confirmed that it will fulfill these indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor for all claims other than a small portion of the indemnified asbestos-related claims. As to that portion, the Company intends to commence an arbitration against the Indemnity Guarantor seeking, among other things, an order confirming the Indemnity Guarantor's obligation.

               In the second quarter of 2001, the five previously disclosed actions pending in New Castle County Delaware Chancery Court were consolidated under the caption In re M & F Worldwide Corp. Shareholder Litigation, Consol. C.A. No. 18502-NC. In April 2001, a similar action was filed in Delaware captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The Vannini claim and the amended complaint filed in the consolidated cases alleged that the sale to the Company of the 83.5% stake in Panavision indirectly owned by Mafco Holdings was unfair to the Company and its shareholders. The complaints sought, among other things, rescission of the transaction, damages to compensate for any loss suffered as a result, a declaratory judgment that the transaction is unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Company and the parties to the Vannini claim settled that litigation, pursuant to which, among other things, the Company acquired 1,000,000 shares of Company common stock held by the plaintiff, the plaintiff dismissed his claim with prejudice, and the Company agreed to pay to plaintiff $10.0 million plus up to $1.0 million for reimbursement of his legal costs. Plaintiffs in the consolidated actions commenced a separate derivative action in Chancery Court against the Company's directors and Mafco Holdings Inc. challenging the Vannini settlement as a breach of fiduciary duty. Trial in the consolidated cases is currently set for December 2001. The defendants in these cases believe that the complaints have no merit and are defending the cases vigorously.

ITEM 2.    CHANGES IN SECURITIES
           There were no changes in securities during the three-month period ended September 30, 2001.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no events of default upon senior securities during the three month period ended September 30, 2001.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           There were no matters submitted to a vote of security holders during the three month period ended September 30, 2001.

ITEM 5.    OTHER INFORMATION
           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           None.

(b)        Reports on Form 8-K

           None.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES



                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                           M & F WORLDWIDE CORP.



Date: November 13, 2001    By:            /S/ Todd J. Slotkin
      -----------------        ------------------------------
                                              Todd J. Slotkin
                           Executive Vice President and  Chief Financial Officer
                                        Principal Financial Officer



Date: November 13, 2001    By:            /S/ Peter W. Grace
      -----------------        -----------------------------
                                            Peter W. Grace
                                     Principal Accounting Officer