Form 10-K
period 2001-12-21
M & F WORLDWIDE CORP
filed 2002-03-29
CIK 945235

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission File Number  1-13780


                           M & F WORLDWIDE CORP.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                      Delaware                                02-0423416
-----------------------------------------------------------------------------
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)               Identification No.)


        35 East 62nd Street, New York, N.Y.                        10021
------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


                                212-572-8600
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act:


      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------
    Common Stock, par value               New York Stock Exchange, Inc.
    $.01 per share


      Securities registered pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. X Yes No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 21, 2002 was $33,270,166. The number of shares of Common Stock outstanding as of March 21, 2002 was 19,621,271.

         Portions of the registrant's 2002 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

This Form 10-K is being distributed to stockholders in lieu of a separate annual report


                        M & F WORLDWIDE CORPORATION

                    INDEX TO ANNUAL REPORT ON FORM 10-K

                    For the Year Ended December 31, 2001


                                                                                     PAGE

                                   PART I

Item 1    Business.................................................................     3

Item 2    Properties...............................................................    20

Item 3    Legal Proceedings........................................................    20

Item 4    Submission of Matters to a Vote of Security Holders......................    22



                              PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters....    23

Item 6    Selected Financial Data..................................................    23

Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................    26

Item 8    Financial Statements and Supplementary Data..............................    43

Item 9    Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.................................................    43



                              PART III

Item 10   Directors and Executive Officers of the Registrant.......................     *

Item 11   Executive Compensation...................................................     *

Item 12   Security Ownership of Certain Beneficial Owners and Management...........     *

Item 13   Certain Relationships and Related Transactions...........................     *



                              PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........   F-1



--------------

* Incorporated by reference from M & F Worldwide Corp. 2002 Proxy Statement.


                                   PART I

Item 1.  Business

(A)      General

         M & F Worldwide Corp. ("M & F Worldwide" or the "Company"), an indirect majority-owned subsidiary of Mafco Holdings, Inc. ("Holdings"), was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary, Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide"), and after April 19, 2001, its indirect 85.7% owned subsidiary, Panavision Inc. ("Panavision").

         M & F Worldwide has been a public company since June 15, 1995 when shares of its common stock, par value $.01 per share (the "M & F Worldwide Common Stock"), were publicly distributed to existing stockholders of Abex Inc. ("Abex"), M & F Worldwide's former parent, in connection with the merger (the "Abex Merger") of Abex and a wholly owned subsidiary of Holdings and the related transfer (the "Transfer") to a subsidiary of MCG Group Inc. ("MCG") of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), which continued to be owned by M & F Worldwide.

         On November 25, 1996, MCG and M & F Worldwide consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, by and among MCG, M & F Worldwide and PCT International Holdings Inc. ("Purchaser"), a Delaware corporation and wholly owned subsidiary of M & F Worldwide. Pursuant to the Purchase Agreement, Purchaser acquired from MCG (the "Flavors Acquisition"), all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors Holdings"), a Delaware corporation and wholly owned subsidiary of MCG, and 23,156,502 Value Support Rights (each a "VSR" and, collectively, the "VSRs"). On December 31, 1996, the Company distributed to its stockholders the VSRs received as part of the Flavors Acquisition.

         In consideration for the Shares and VSRs, Purchaser paid MCG cash in the amount of $180.0 million. In addition, Purchaser paid MCG deferred cash payments of $3.7 million on June 30, 1997 and $3.5 million on January 2, 1998.

         Immediately following the Flavors Acquisition, Mafco Worldwide, then a wholly owned subsidiary of Flavors Holdings, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and becoming a wholly owned subsidiary of Flavors Holdings.

         Pursuant to a Stock Purchase Agreement, dated as of April 19, 2001 (the "Stock Purchase Agreement") between PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Holdings, and the Company, the Company acquired from PX Holding 7,320,225 shares of common stock (the "Acquired Shares") of Panavision. The aggregate consideration for the Acquired Shares, including fees, was $121.0 million and consisted of (i) $80.0 million in cash, (ii) 1,500,000 shares of M & F Worldwide common stock held in treasury and (iii) 6,182,153 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock (the "Series B Preferred Stock") of M & F Worldwide having a liquidation preference of $6.50 per share and one vote per share. Immediately following the acquisition of the Acquired Shares (the "Panavision Acquisition"), the Company contributed the Acquired Shares to the capital of a wholly owned subsidiary, PVI Acquisition Corp.

         Immediately after the Panavision Acquisition, MCG owned 6,648,800 shares of common stock of M & F Worldwide (representing 32.24% of the outstanding common stock and 24.81% of the outstanding voting stock); PX Holding owned 1,500,000 shares of common stock of M & F Worldwide (representing 7.27% of the outstanding common stock and 5.60% of the outstanding voting stock); and PX Holding owned 6,182,153 shares of the Series B Preferred Stock (representing 100% of the class and 23.06% of the outstanding voting stock). Accordingly, Holdings' indirect beneficial ownership of M & F Worldwide represented 39.51% of the outstanding M & F Worldwide common stock and 53.47% of the outstanding M & F Worldwide voting stock immediately after the transaction.

         In connection with the closing of the Panavision Acquisition, Panavision, for federal income and certain state and local tax purposes, became a member of the affiliated group of which the Company is the common parent and left the affiliated group of which Holdings is the common parent. In connection with such event, Panavision, certain of its subsidiaries and the Company entered into a tax sharing agreement dated as of April 19, 2001, pursuant to which Panavision, certain of its subsidiaries and the Company agreed to allocate and share any liabilities that arise by virtue of the parties being consolidated for federal, and certain state and local, income tax purposes.

         At the closing of the Panavision Acquisition, Ronald O. Perelman, the sole owner of Holdings, delivered a letter to the Company in which Mr. Perelman agreed that, if the Company determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its existing bank credit facilities (the Panavision credit facility, originally entered into on June 4, 1998, as subsequently amended on September 30, 1998 and June 30, 1999, the "Existing Credit Agreement") or 9 5/8% Senior Subordinated Notes due 2006 (the "Notes" or "Existing Notes"), he or corporations under his control will provide such financial support to the Company as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M & F Worldwide determines. However, there can be no assurance that M & F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet Panavision's needs, if such needs arise. Also at the closing of the Panavision Acquisition, Holdings delivered a letter to M & F Worldwide pursuant to which Holdings agreed that it or corporations under its control would disburse to M & F Worldwide an aggregate amount of $10.0 million to be invested by M & F Worldwide in Panavision (the "M & F Investment") if Panavision was unable to make required payments of principal or interest under its Existing Credit Agreement or Existing Notes, but in any event no later than December 31, 2001. Concurrently, M & F Worldwide delivered to Panavision a letter pursuant to which M & F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0 million as required by Panavision to make payments of principal or interest under its Existing Credit Agreement or Existing Notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The M & F Investment was conditioned upon M & F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Holdings. The financial support to be provided by Mr. Perelman and Holdings to the Company would be evidenced by either or both of (i) subordinated debt of the Company, maturing as the Company determines based on its cash flow projections and bearing an interest rate equal to that of the bank credit facilities outstanding at Pneumo Abex and (ii) newly issued shares of Series B Preferred Stock priced at the greater of (a) $15.00 per share and (b) the then fair market value of the Company's common stock.

         On December 21, 2001, in satisfaction of the obligation set forth in the letter, PX Holding paid $10.0 million to the Company in exchange for which the Company issued 666,667 shares of Series B Preferred Stock to PX Holding. Also on December 21, 2001, the Company purchased from PX Holding $22.0 million principal amount of Existing Notes for $8.1 million. Such Existing Notes, together with $2.5 million principal amount of Existing Notes owned by the Company, were delivered to Panavision in exchange for 1,381,690 newly issued shares of Panavision's Series A Non-Cumulative Perpetual Participating Preferred Stock in satisfaction of the Company's obligation to make the M & F Investment.

         At December 31, 2001, Holdings' indirect beneficial ownership of M & F Worldwide represented 41.53% of the outstanding M & F Worldwide common stock and 56.66% of the outstanding M & F Worldwide voting stock.

         At December 31, 2001, M & F Worldwide's indirect beneficial ownership of Panavision represented 83.5% of the outstanding Panavision common stock and 85.7% of the outstanding Panavision voting stock.

(B)      Industry Segments

         The Company's significant industry segments are the production of licorice extract for sale to the tobacco and confectionery industries by Mafco Worldwide and the design, manufacture and supply of high precision camera systems for the motion picture and television industries and rental operations providing lighting and lighting equipment through Panavision.

(C)      Narrative description of business

                              MAFCO WORLDWIDE

         Mafco Worldwide is primarily in the business of producing licorice flavors and other flavoring agents from whole and processed plant products. Based upon its knowledge of the licorice industry, Mafco Worldwide believes that it is the world's largest producer of licorice flavors. Mafco Worldwide also believes that it manufactures more than 70% of the worldwide licorice flavors sold to end-users. Approximately 70% of Mafco Worldwide's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice flavors represent a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element of the brand's flavor.

         Mafco Worldwide also sells licorice flavors to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, Mafco Worldwide sells licorice root residue as a garden mulch under the name Right Dress. Mafco Worldwide's other products include natural flavors and plant products from roots, berries, spices and botanicals that are used in food, tobacco, pharmaceutical and health food products.

         The Company believes that Mafco Worldwide has achieved its position as the world's leading manufacturer of licorice flavors through its experience in obtaining licorice root, its technical expertise at maintaining the consistency and quality of its product and its ability to develop and manufacture proprietary formulations for individual customers and applications.

Operating Strategies

         Mafco Worldwide intends to maintain its position as the world leader in licorice flavors by improving its manufacturing process and raw material procurement in order to achieve stable costs and by continuing to operate ventures in strategic areas of the world to increase its overall licorice business.

Products and Manufacturing

         Licorice flavoring agents. Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey; Gardanne, France and Xianyang, China. Mafco Worldwide selects licorice root from various sources to optimize flavoring and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semifluid or blocks, depending on the customer's requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with intermediary licorice flavors from other producers and non-licorice ingredients to produce licorice flavors that meet the individual customer's requirements. Licorice extract can be further purified to produce licorice derivatives. Mafco Worldwide maintains finished goods inventories of sufficient quantity to provide immediate delivery to its domestic tobacco and non-tobacco customers. Domestically produced licorice flavors for foreign orders are either produced and shipped within 30 days or shipped immediately from inventory held at a European warehouse. French produced licorice flavors are primarily shipped from inventory.

         Non-licorice flavoring agents and plant products. Mafco Worldwide also sells flavoring agents and plant products to the tobacco, spice, pharmaceutical and health food industries. Mafco Worldwide cleans, grinds or cuts unprocessed spices, herbs and plant products.

Raw Materials

         Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant's roots, which can be up to several inches thick and up to 25 feet long, are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, Mafco Worldwide acquires the root in local markets for shipment to Mafco Worldwide's processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by Mafco Worldwide originates in Afghanistan, China, Pakistan, Azerbaijan, Uzbekistan, Turkmenistan, Syria and Turkey. Through many years of experience, Mafco Worldwide has developed extensive knowledge and relationships with their suppliers in these areas. Although the amount of licorice root Mafco Worldwide purchases from any individual source or country varies from year to year depending on cost and quality, Mafco Worldwide endeavors to purchase some licorice root from all available sources. This enables Mafco Worldwide to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomic, Mafco Worldwide will be able to replace that source with licorice root from another area or supplier. The war against the Taliban in Afghanistan has not had a significant effect on Mafco Worldwide's total root supply and with the Taliban now defeated and normal commerce starting to resume, Mafco Worldwide is optimistic that root supplies, which had been interrupted there, will resume later in 2002. During 2001, Mafco Worldwide had twelve suppliers of root of which two vendors supplied 26% and 21% of Mafco Worldwide's total root purchases. Mafco Worldwide tries to maintain a sufficient licorice root inventory and open purchase contracts to meet minimum production needs for two years. At December 31, 2001, Mafco Worldwide had on hand approximately a three-year supply of root. Licorice root has an indefinite retention period as long as it is kept dry, and therefore Mafco Worldwide has experienced little, if any, material spoilage. Mafco Worldwide has been able to obtain licorice root without interruption since World War II even though there has been periodic instability in the areas of the world where licorice root grows.

         In addition to licorice root, Mafco Worldwide also purchases intermediary licorice flavors produced by others for use as a raw material. These flavors are available from producers primarily in China and Central Asia in quantities sufficient to meet Mafco Worldwide's current requirements and anticipated requirements for the foreseeable future. During 2001, Mafco Worldwide had twelve suppliers of intermediary licorice flavors of which one supplied 29% of total purchases.

         Other raw materials for Mafco Worldwide's non-licorice flavor products and plant products are commercially available through many domestic and foreign sources.

Sales and Marketing

         All sales in the U.S. (including sales of licorice flavors to U.S. cigarette manufacturers for use in American blend cigarettes to be exported) are made through Mafco Worldwide's offices located in Camden, New Jersey or Richmond, Virginia, with technical support from Mafco Worldwide's research and development department. Outside the U.S., Mafco Worldwide sells its products directly from its Camden, New Jersey offices, through its Chinese and French subsidiaries, through exclusive agents and through independent distributors.

         The Company believes that Mafco Worldwide has established strong relationships with its customers in the tobacco, confectionery and other industries because of its expertise in producing and supplying consistent quality licorice products and other flavoring agents with a high level of service and security of supply. Mafco Worldwide ships products worldwide and provides technical assistance for product development for both tobacco and non-tobacco applications.

         Mafco Worldwide sells licorice root residue, a by-product of the licorice extract manufacturing process, as a garden mulch under the name Right Dress. Distribution of Right Dress is limited to the area within a 200-mile radius of Camden, New Jersey due to shipping costs and supply limitations.

         In 2001, Mafco Worldwide's ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 64% of Mafco Worldwide's net revenues and one customer, Philip Morris Companies Inc. ("Philip Morris"), accounted for approximately 31% of Mafco Worldwide's 2001 sales. If Philip Morris were to stop purchasing licorice from Mafco Worldwide, it would have a significant adverse effect on the financial results of Mafco Worldwide.

Competition

         The Company believes that Mafco Worldwide's position as the largest manufacturer of licorice flavors in the world arises from its long-standing ability to provide its customers with a steady supply of high quality and consistent products, together with superior technical support. Producing licorice flavors of consistently high quality at low cost requires an experienced work force, careful manufacturing and rigorous quality control. The Company believes that Mafco Worldwide's long-term relationships and knowledge of the licorice root market are of great value in enabling it to consistently acquire quality raw materials at reasonable cost. Although Mafco Worldwide could face increased competition in the future, Mafco Worldwide currently encounters limited competition in sales of licorice flavors to tobacco companies in many of its markets as a result of the factors described above and the large investments in inventories of raw materials and production facilities that are required to adequately fulfill its customers' needs. Other markets in which Mafco Worldwide operates, particularly the confectionery licorice market in Europe, are more competitive. Significant competing producers of licorice flavors are government-owned and private corporations in China, several corporations in Iran and a corporation based in Israel.

The Tobacco Industry

         Developments and trends within the tobacco industry may have a material effect on the operations of Mafco Worldwide.

         During the period from 1997-2001, U.S. cigarette consumption declined at an estimated average rate of 3% per year due to the significant price increases by the cigarette manufacturers in order to recover costs of the 1998 settlement with the state attorneys general, greater health awareness of health risks by consumers and continuing restrictions on smoking areas. Exports of cigarettes by U.S. manufacturers decreased at an estimated average rate of 8.8% per year from 1997 to 2001. The decrease in exports is due to higher offshore production of U.S. brands. In response to the popularity of U.S. brands, foreign manufacturers also produce American blend cigarettes.

         Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. U.S. production of chewing tobacco products has steadily declined for more than a decade and from 1997 through 2001 it has declined by 5.1% per year. Consumption has declined because chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970s and has increased 2.2% per year from 1997 through 2001 due at least in part to the shift away from cigarettes and other types of smoking tobacco.

         Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels. Together with changing public attitudes toward tobacco products, a constant expansion of tobacco regulations since the early 1970s has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry.

         For more than 35 years, the sale and use of tobacco products has been subject to opposition from government and health officials in the U.S. and other countries due to claims that tobacco consumption is harmful to an individual's health. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state and federal taxes on cigarettes have resulted in lower tobacco consumption, which is likely to continue in the future. Mafco Worldwide cannot predict the future course of tobacco regulation. Any substantial increase in tobacco regulation may adversely affect tobacco product sales, which could indirectly have a material adverse effect on Mafco Worldwide.

         In the last several years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Certain of these claims were tentatively settled during 1998 ("1998 Settlements"), though certain of the settlements may be subject to legal challenge. Among other things, the 1998 Settlements require the tobacco product manufacturers to pay a substantial monetary settlement and adhere to certain advertising and marketing restrictions. As a result of the 1998 Settlements and other settlements, the cigarette companies have significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Since 1998, cigarette consumption in the U.S. has decreased approximately 8% because of the higher prices of cigarettes, the increased emphasis on the health effects of cigarettes and the continuing restrictions on smoking areas. At this time Mafco Worldwide is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on Mafco Worldwide's financial performance. There can be no assurance that there will not be an increase in health-related litigation against the tobacco industry or that Mafco Worldwide, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on Mafco Worldwide.

         The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state and local excise taxes for many years. In recent years, federal, state and local governments have increased or proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. Mafco Worldwide is unable to predict the likelihood of enactment of such proposals or the extent to which enactment of such proposals would affect tobacco sales. A significant reduction in consumption of cigarettes and other tobacco products could have a material adverse effect on Mafco Worldwide.

Environmental Matters

         Mafco Worldwide is subject to environmental laws. The Company believes that Mafco Worldwide's operations are in substantial compliance with all applicable environmental laws. Although no material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that Mafco Worldwide will not incur costs in the future relating to environmental matters that would have a material adverse effect on Mafco Worldwide's business or financial condition.

Seasonality

         The licorice flavor business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first seven months of the year.

Sales Backlog

         The sales backlog of Mafco Worldwide at any time is generally not significant. Domestic and foreign orders from tobacco and non-tobacco customers are received with shipment requirements quarterly, monthly or weekly depending upon the customer's needs. Certain confectionery and health food customers negotiate annual contracts which were not significant at December 31, 2001.

Employees

         At December 31, 2001, Mafco Worldwide had approximately 296 employees. Mafco Worldwide has 140 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 2005. Management believes that its employee relations are good.

Corporate Indemnification Matters

         Pneumo Abex is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In connection with the Abex Merger, a subsidiary of Abex, M & F Worldwide, Pneumo Abex and certain other subsidiaries of M & F Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to Aerospace, were transferred to a subsidiary of MCG, with the remainder being retained by Pneumo Abex. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

         The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. In the event of certain kind of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor confirmed that it will fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor for all claims other than a small portion of the indemnified asbestos-related claims. As to that portion, the Company and MCG in November 2001 commenced an arbitration (the "Arbitration") against the Indemnity Guarantor seeking, among other things, an order confirming the Indemnity Guarantor's obligation and reimbursement of amounts that the Company has been required to advance on the Indemnity Guarantor's behalf in the interim. The Indemnity Guarantor has filed two counterclaims in the Arbitration. The first seeks an offset to the Company's claim for reimbursement for any amount that the Indemnity Guarantor claims should have been payable by insurance, to the extent that the Company prevails in its claim. The second counterclaim seeks reimbursement of amounts the Indemnity Guarantor has paid with respect to these claims to the extent that the Arbitration panel upholds its position on the scope of the indemnity. The Company expects that all presentations in the Arbitration will be complete by May, 2002 and that it will prevail in all respects. Accordingly, at December 31, 2001 the Company has not recorded any reserve against its outstanding receivable of $2.8 million with the Indemnity Guarantor.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement in full each month for its monthly expenditures for asbestos-related claims other than expenses for the claims subject to the Arbitration. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

         The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex's and its predecessor's operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business which were sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities will be the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

         It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $150.0 million, including approximately $10.0 million in remedial action costs in respect of one site actively managed and funded by the Original Indemnitor.

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 million of letters of credit outstanding at both December 31, 2001 and 2000, respectively, in connection with the Reimbursement Agreement.

         The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote.

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

                                 PANAVISION

         Panavision is a leading designer, manufacturer and supplier of high precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. Panavision estimates that in 2001, Panavision equipment was used in approximately 75% of feature films produced by major motion picture studios and over half of the English and French speaking independent feature films worldwide. Panavision camera systems have been widely used in the filming of major motion pictures over the last several decades, including the recent box office hits HARRY POTTER AND THE SORCERER'S STONE, PEARL HARBOR, GLADIATOR, THE MATRIX and TITANIC. Panavision also estimates that in 2001 it supplied camera equipment to over 75% of North American prime time episodic or "series" network and cable television productions shot on film, such as THE WEST WING, E.R., FRASIER, THE SOPRANOS and FRIENDS. Panavision is also a leading supplier of camera systems to the television commercial market in North America, Europe and the Asia Pacific region.

         The Company believes that Panavision's position as an industry leader results from its broad range of technologically superior and innovative products, its long-standing collaborative relationships with filmmakers and studios, its dedication to customer service, its breadth of its camera equipment inventory, and its unique worldwide distribution network. Panavision is also the only supplier of cinematography equipment that manufactures a complete camera system incorporating its own proprietary prime and zoom lenses, the most critical components of a camera system. Panavision is also the only major manufacturer of cameras and lenses that is located near Hollywood. In contrast, Panavision's manufacturing competitors are located primarily in Europe and sell their products to rental companies, which then rent the equipment to the ultimate user.

         Unlike equipment manufactured by its competitors, Panavision camera systems are not available for sale, but instead are rented exclusively through Panavision's domestic and international owned-and-operated facilities and a network of independent agents. As the only vertically integrated provider of camera systems to the film and television industries, the Company believes that Panavision is better able to meet its customers' needs effectively. Panavision is the only supplier of cinematographic equipment that has a network of rental offices and maintenance facilities throughout North America, Europe and the Asia Pacific region. Renting equipment, rather than purchasing equipment, is more cost-effective for feature film, television and commercial producers given the periods of inactivity typically experienced between productions. By renting camera systems from Panavision, its customers are ensured continual access to state-of-the-art equipment as well as the availability of the proper equipment combinations for each specific project.

         In addition to manufacturing and renting camera systems, Panavision also has rental operations providing lighting, lighting grip, power distribution, generation and related transportation equipment. These operations include Lee Lighting, the largest lighting rental company in the United Kingdom, as well as other owned-and-operated facilities in Toronto, Canada and Australia. Recently, Lee Lighting has supplied the lighting needs of such major films as HARRY POTTER AND THE SORCERER'S STONE, TOMB RAIDER and GLADIATOR. Panavision also manufactures and sells lighting filters and other color-correction and diffusion filters through its Lee Filters operation.

         The Company believes that Panavision is well positioned to take advantage of the emerging markets for the capture of images in digital format and the use of digital technologies for post production work. See "Market Overview--Digital" for a description of the digital market. Panavision offers a complete state-of-the-art high definition digital camera system, comprised of a modified version of Sony's 24P CINEALTA(TM) high definition digital camera coupled with Panavision's new series of specially designed PRIMO DIGITAL(TM) lenses and other accessories for use in the motion picture and television industries. Panavision accesses the Sony high definition digital cameras through DHD Ventures LLC, a joint venture established in July 2000 with Sony Electronics Inc. The Sony/Panavision system has been used on a variety of feature films, series television programs and commercials, including the first digital major feature film, STAR WARS EPISODE II.

         Panavision entered the post production segment of the digital market when, in July 2001, it began operating EFILM pursuant to various agreements with Las Palmas Productions, Inc. ("Las Palmas"), a subsidiary of the Company. Using proprietary software that the Company believes distinguishes EFILM from its competitors, EFILM provides the post-production services of (i) high-resolution scanning of film, (ii) digital color timing, (iii) laser film recording of digital video and high definition images to film, and (iv) digital mastering to the major film studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. EFILM has worked on such films as TITANIC and the upcoming releases of SPIDERMAN and the third film in the AUSTIN POWERS series.

         Panavision was incorporated in Delaware in 1990. Predecessors of Panavision have been engaged in the design and manufacturing of cinematography equipment since 1954. Panavision's principal executive office is located at 6219 De Soto Avenue, Woodland Hills, California 91367 and its telephone number is (818) 316-1000.

Market Overview

         The demand for cinematographic equipment is driven by the number and complexity of feature films, television programs and commercials being produced. Increases in the number of action films and special effects in feature film and television productions increases the range and volume of equipment required and lengthens the rental period. Increases in the number of television networks and channels and in the networks' demand for original programming has also driven the increased use of camera systems.

Feature Films

         Panavision views feature films in two categories: major studio features and independent features. Major studio features are typically large-budget productions requiring a greater range and volume of camera and lighting equipment, thus providing the greater revenue potential for Panavision. The average feature film rental is for 10 to 12 weeks.

         The camera and lighting rental revenue potential from feature films is dependent on the number and types of productions filmed in any given year. Since 1995, major studio feature film starts per year have ranged from as low as 101 to as high as 146. In 2001, Panavision estimates that major studio film starts were 115. Panavision estimates that worldwide independent English-speaking feature film starts since 1995 have ranged from 208 to 576. In 2001, Panavision estimates that independent English-speaking feature film starts were 208.

Episodic Television

         The episodic or "series" television market in North America is comprised primarily of dramas, situation comedies and action programs produced on film which are aired in both prime and non-prime time slots. These programs are broadcast on the major television networks as well as on cable networks. The average series television program rental is for 26 weeks, Panavision has been established for many years as the market leader, supplying equipment to over 75% of North American prime time series television productions produced on film. The Company believes that Panavision will continue to be a strong supplier to this market as it continues to offer its customized equipment designed for television productions which the Company believes provides both economic and qualitative benefits to Panavision's customers.

Commercials

         Although the production of a commercial generally lasts for only one to seven days, daily rental rates for camera systems are equivalent to feature film rental rates and represent a significant part of the camera equipment rental market worldwide. Many of the creative people involved in the filming of commercials seek to distinguish their products by using innovative techniques requiring technologically advanced equipment--the ability to achieve a unique "look," which Panavision believes can, in many cases, be achieved best by using Panavision products. By pursuing opportunities to expand its presence in the television commercial market, Panavision believes that it can develop brand loyalty to Panavision products and beneficial long-term relationships with directors and cinematographers, many of whom begin their careers filming television commercials.

Digital

         The production of feature films involves three distinct phases:
(1) image capture, (2) post production, and (3) distribution and exhibition.

         Image Capture. Image capture refers to the recording of images in a camera. Currently, major theatrical productions are predominantly captured on 35mm film although, with recent advancements in digital equipment, digital capture may become more prevalent in the future. Since the camera lens is the most important factor in image quality the Company believes that the superior quality of Panavision's PRIMO DIGITAL(TM) lenses that Panavision couples with Sony's 24P CINEALTA(TM) high definition digital camera and currently offers to the motion picture and television industries positions Panavision to compete effectively if digital becomes the capture medium of choice.

         Post Production. At the conclusion of production, the captured images are then processed in a variety of steps including color timing, the insertion of digital effects, and titling. The post production phase has traditionally been a chemical laboratory process, but this may change over time with the advent of the digital intermediate. In the digital intermediate process, film negatives are scanned into the computer using high resolution scanning equipment and remains in the digital format throughout the post production process. This method provides a significant improvement in the quality of theatrical release prints because when the images are converted to a digital format it does not suffer the significant degradation that occurs in the traditional film laboratory chemical process. EFILM's use of the digital intermediate process on both 35mm negatives and digital positions Panavision to take advantage of the growing post production segment of the digital market.

         Distribution/Exhibition. The exhibition phase refers to the medium used to transfer and show the images the ultimate viewer. In the example of a theatrical release, it refers to film or digital projection. Regardless of the speed of implementation of digital projection or whether digital projection is implemented at all, the choice of the exhibition medium will have limited impact on either the capture or post production decisions. This is because digital images in the post production phase may readily be recorded back to a 35mm negative, or any other distribution medium such as HD master, DVD, VHS and television master.

Growth Strategy

         Panavision intends to pursue the following strategies to grow and enhance its position as the leading designer, manufacturer and supplier of high precision film camera systems for the motion picture and television industries.

         Increase Camera System Package Size. Panavision continues to focus its development efforts on value-added accessories that increase the overall size and rental price of a camera package. Since the average cost of camera rental represents less than 1% of the average major feature film budget, Panavision believes customers tend to place a higher priority on quality of service and the availability of a broad range of technologically superior equipment than on price considerations. In addition, films with more complex and extensive special effects, such as THE MATRIX and film series such as STAR WARS, require more expensive camera packages with more cameras, more lenses and value-added accessories. As an example of Panavision's ability to meet the needs of more complex films, it has provided the camera system for every JAMES BOND film ever made.

         Develop New Products. Panavision intends to continue developing and manufacturing technologically superior cameras, lenses and accessories. Panavision's research and development group is currently comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable Panavision to develop proprietary technology in collaboration with filmmakers to address their unique requirements and position Panavision to develop new products.

            o HD Digital Camera Systems. Panavision offers a complete state-of-the-art high definition digital camera system comprised of a modified version of Sony's 24P CINEALTA(TM) high definition digital camera coupled with Panavision's new series of specially designed PRIMO DIGITAL(TM) lenses and other accessories. Panavision has designed this system to simulate a film system so that traditional film crews are comfortable with using the medium. The PRIMO DIGITAL(TM) lenses represent significant technological breakthroughs providing extremely high performance, which the Company believes will provide Panavision with the opportunity to build on its leadership position.

            o Broadcast Lenses. Panavision has developed significant expertise in the design, development and manufacture of high performance lenses used in the feature film, series television and commercial markets. The Company believes this expertise uniquely positions Panavision to pursue new opportunities in the optical field for Panavision outside of its existing markets. Panavision's strategy is to seek out markets and products where high performance optics add value and can drive high margins. The first niche market Panavision has identified is high zoom range lenses for the sports broadcast market. Present lens technology has maximum performance at 90:1 magnification. Using a breakthrough design technology, Panavision has designed a lens that may significantly outperform its competitor's products. Panavision expects these lenses to be available to customers beginning in 2003.

         EFILM. EFILM has been a pioneer in the digital post production market with the evolution of the digital intermediate process. A digital intermediate replaces the portion of post production that currently uses a film laboratory chemical process. In the digital intermediate process, the film negative is scanned into a computer using high resolution scanning equipment and remains in a digital format throughout the processes of color timing, insertion of digital effects, opticals and titles. The digital intermediate process provides a significant improvement in quality of theatrical release prints because when the image is converted to a digital format it does not suffer the significant degradation that occurs in the traditional film laboratory chemical process. The digital process also provides the ability to creatively color time and selectively add color and effects to any frame of film in a manner previously not possible in film processing. This results in a digital master that can be used to provide all distribution mediums. For cinema release, the digital master is recorded back to 35mm negative. The digital master can also be used to create a digital cinema release, HD master, DVD, VHS and television master. WE WERE SOLDIERS used the EFILM digital intermediate process. Panavision believes that the digital intermediate process will replace film intermediates over the next few years for images captured on film as well as images captured digitally.

Camera Rental Operations

         Panavision supplies cinematographic equipment, such as cameras, lenses and accessories, to its customers on a project-by-project basis. Panavision has a rental inventory of thousands of cameras and lenses, as well as associated accessories (including non-Panavision manufactured equipment). Located throughout North America, Europe and the Asia Pacific region, Panavision rents its equipment through its network of owned-and-operated rental facilities and independent agents. This network provides Panavision with a competitive advantage, as it is the only rental company that offers clients equipment and service on a national and worldwide basis.

Camera System Products

         Panavision is the only provider of camera systems with an integrated design that provides customers with compatible products that are available worldwide. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. A cinematographer's needs may include a sync-sound camera, such as the Platinum PANAFLEX(R) and a high-speed PANASTAR(R) camera. Each camera's rental price includes a variety of accessories such as eyepieces, viewfinders, cables and brackets.

         Film Cameras. There are two basic types of motion picture cameras--Synchronous, or "sync-sound," and Mit Out Sound (MOS). Sync-sound cameras are used to shoot pictures while recording dialogue. MOS cameras are used primarily to shoot high-speed footage and special effects and may also be used as backup cameras in situations where dialogue is not being recorded. Panavision's camera inventory consists of both sync-sound and MOS cameras with various features and at a range of prices. While the majority of Panavision's sync-sound cameras are 35mm cameras, Panavision also has 16mm cameras, which are used primarily to film episodic television shows, and 65mm cameras, which are used primarily to film special effects and special venue presentations.

         Panavision's inventory also includes a number of non-Panavision cameras that are used to supplement Panavision's product line. Due to its ability to purchase non-Panavision cameras if there is a business need to do so, Panavision is able to compete with independent renters of cinematography equipment on the same level and with the same equipment. Its competitors, on the other hand, do not have the corresponding ability to purchase Panavision equipment, as Panavision equipment is not available to rental companies other than Panavision's agents.

         Film Lenses. Panavision develops, designs and manufactures its own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, Panavision specialized in anamorphic lenses, which are used for the wide-screen movie format. While Panavision remains the world's leading supplier of these lenses, it also designed and developed another series of prime and zoom lenses specifically for cinematography applications. Panavision created a line of advanced spherical lenses for the non-wide screen format, producing its proprietary PRIMO PRIME(R) and PRIMO ZOOM(R) lenses. The Primo lenses have performance characteristics that exceed the other lenses available in the marketplace.

         HD Digital Camera Systems. Panavision offers a complete high definition digital camera system comprised of a modified version of Sony's 24P CINEALTATM high definition digital camera coupled with Panavision's new series of specially designed PRIMO DIGITALTM lenses and other accessories. The PRIMO DIGITALTM lenses represent significant technological breakthroughs providing extremely high performance which the Company believes will provide Panavision with the opportunity to build on its leadership position for many years to come. In July 2000, Panavision established a joint venture with Sony which enables Panavision to offer this complete camera system. Under the operating agreement of DHD Ventures, Panavision and Sony have 51% and 49% ownership interests, respectively, and they have equal voting power. Pursuant to the operating agreement and various related agreements, DHD Ventures purchases high definition digital cameras from Sony and rents these camera and other camera related equipment exclusively to Panavision. Pursuant to the operating agreement, if Panavision undergoes a change of control involving one of Sony's competitors, Panavision may be required to purchase 49% of Sony's interest in the venture. In connection with this joint venture, Sony purchased 714,300 shares of Panavision common stock and obtained a presently exercisable warrant to purchase an additional 714,300 shares of Panavision common stock. Panavision and Sony also entered into a registration rights agreement which grants to Sony demand registration rights under the Securities Act of 1933, as amended, subject to certain limitations and conditions, for the shares of Panavision common stock that Sony has purchased and for any Panavision common stock it acquires upon exercise of its warrant. Panavision's development arrangement with Sony is intended to allow Panavision to stay at the forefront of proprietary digital camera technology.

         Accessories. In order to provide its customers with a fully integrated camera system, Panavision frequently introduces new camera accessories and currently offers an extensive range of products requested by and developed in conjunction with filmmakers. Certain accessories may reduce overall production costs by lowering the labor intensiveness of the production process and thereby decreasing the shooting days. Moreover, an accessory product often achieves such widespread acceptance among Panavision's customers that Panavision incorporates it into the base camera package, thereby increasing the rental price of the overall package.

Research and Product Development

         Panavision's research and development group is comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable Panavision to develop proprietary technology in collaboration with filmmakers to address their unique requirements. Panavision has long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, Panavision has introduced many innovative spherical and anamorphic lenses, including the Primo series, which won Academy Awards in 2002, 1999, 1995, 1994, 1991 and 1990. In 2000, Panavision launched a new series of specially designed PRIMO DIGITALTM lenses for use with the Sony 24P CINEALTATM digital camera. These lenses are among the most sophisticated and highest performing lenses Panavision has ever produced.

         Research and development expense for the years ended 2001, 2000, and 1999 was $5.0 million, $6.2 million and $6.1 million, respectively.

Manufacturing and Assembly

         Panavision manufactures cameras, lenses and accessories designed by Panavision's in-house research and development staff. Panavision has approximately 240 non-union employees at its 150,000 square foot manufacturing facility in Woodland Hills, California, located near Hollywood.

         Panavision develops and designs all the critical components for its camera systems, including the camera movement and lens. An entire camera system consists of hundreds of parts, each carefully produced, assembled and tested. The manufacturing process takes up to four months and primarily involves the fabrication and assembly of camera and lens components by highly skilled workers, each of whom generally has an area of specialization. Following the assembly process, each camera system is rigorously tested to achieve the high standard of performance that customers expect from Panavision.

         While Panavision manufactures most of the components internally, certain components and subassembly work, including glass grinding, lens element polishing and die casting, are outsourced to selected suppliers. Panavision has developed long-standing relationships with its significant suppliers and believes that they will continue to supply high-quality products in quantities sufficient to satisfy its requirements. Since certain components, particularly the lens element, require long lead times, precise production schedules are critical. Inventory levels are determined based on input from marketing, operations and the agent network. Panavision maintains a fairly constant production schedule in order to efficiently utilize its resources and service its customers' requirements.

Marketing and Customer Service

         The principal decision-makers in the selection of the camera packages are cinematographers, directors and producers, who view their cameras and related equipment as critical artistic tools. Camera packages typically comprise a very small percentage of a production budget. Accordingly, absent budget constraints, the selection of equipment is driven by its suitability, technological capabilities and reliability, as well as by the degree to which the manufacturer or renter is able to rapidly service the technical needs of the filmmaker, both before and during film production.

         Panavision's skilled sales representatives have established close working relationships with numerous filmmakers. To cultivate these relationships, Panavision assigns to each production a sales representative who possesses skills and experience appropriate to the needs of that production. Based on discussions with the filmmaker, the sales representative recommends a camera package tailored to achieve the filmmaker's desired visual effect and meet the production's budget. In addition, sales representatives provide further advice and support by visiting film production sites throughout the production. As a result of providing high-quality customer service, many of Panavision's representatives have been working with the same filmmakers throughout their careers and in many instances the collaborative effort with the filmmaker has prompted the design of innovative camera systems and accessories.

         After preliminary decisions have been made with respect to the proper camera package, the camera equipment is delivered to a preparation room in one of Panavision's facilities reserved for that filmmaker. The filmmaker, together with his or her own and Panavision's representatives, then inspects, tests and experiments with the equipment at the facility's prep floor, sound stage, film studio and screening room.

Distribution

         Camera packages are rented to the motion picture and television industries through rental offices owned and operated by Panavision as well as by independent agents. These rental offices serve as a single point of contact for the cinematographers and often provide services including maintenance and technical advice. Panavision is the only manufacturer to have a significant portion of its revenue generated through owned-and-operated rental houses, primarily because of Panavision's choice not to sell its equipment. Panavision does not currently intend to begin selling its camera systems.

         Panavision owns and operates camera rental and camera and lighting rental facilities worldwide in North America, Europe and the Asia Pacific region.

         In addition to its owned-and-operated facilities, Panavision serves its customers through a network of domestic and international third-party agents who are responsible for the rental of Panavision's equipment in locations that are not serviced by the owned-and-operated facilities. Agents pay approximately 60% of their rental revenue to Panavision and retain the balance, which is charged as a commission expense in Panavision's statement of operations. All of Panavision's agents are well trained in the use of Panavision equipment and are supported by Panavision's technical staff.

Competitive Strengths

         Panavision's leading market position in film production is demonstrated by its premier brand name recognition and strong market share of the major studio feature films worldwide and North American episodic television programs. Panavision's leading position results from the following competitive strengths, which it believes provide substantial barriers to entry into Panavision's business.

         Reputation for Quality and Technologically Advanced Products. Panavision is recognized in the motion picture and television industries as the preeminent brand name for cinematography equipment and the industry leader in the development of high quality, technologically advanced camera systems, lenses and accessories. Since its inception in 1954, Panavision has continually introduced camera systems, lenses and accessories that have become industry standards. Panavision has been awarded two OSCAR(R)s and 23 other Academy Awards granted for Scientific and Technical Achievement, including a 2002 award for the PRIMO MACRO ZOOM(R) lens, a 2001 award for the MILLENNIUM(R) XL camera system, a 2000 award for the MILLENNIUM(R) camera viewfinder, a 1999 award for the development of the Primo lens series, and a 1998 award for the Panavision/Frazier Lens System. Panavision has received two EMMY(R) awards, including one in July of 2000 for the development of the MILLENNIUM(R) XL camera system and another in 2001 for the development of the Primo lens series. Since 1990, nine cinematographers who have won the OSCAR for Best Cinematography, including the cinematographers of AMERICAN BEAUTY, SAVING PRIVATE RYAN and TITANIC, used Panavision camera systems.

         Range and Breadth of Camera Equipment. Panavision believes that it has the world's largest inventory of camera systems, with thousands of cameras and lenses. It also offers a broad range of choices, including equipment that is exclusively available through Panavision and its agents as well as equipment manufactured by others. Panavision is able to upgrade its existing inventory to meet continually changing market demands, thereby reducing obsolescence, achieving better control of inventory and product availability and providing Panavision's customers with access to the latest technological advances. The Company believes that the range and breadth of Panavision's camera inventory enable it to provide camera systems to a greater number of film productions throughout the world than any of its competitors and to serve multiple large-scale feature film productions simultaneously.

         Long-Lasting Relationships with Filmmakers. As a result of Panavision's significant relationships with cinematographers, directors and producers and its leading market position, Panavision gains early access to productions and often is able to influence the selection of camera systems. These relationships foster a cooperative effort to design and produce unique systems and accessories that meet filmmakers' creative needs. Additionally, Panavision offers instruction and training in the handling of Panavision equipment to young directors and cinematographers while they are still in film school and thereafter, thereby developing loyalty to Panavision and providing a foundation for Panavision to sustain its strong market position. In addition, Panavision is the only major manufacturer of cameras and lenses in the Hollywood area, enabling Panavision to maintain its close relationships with Hollywood filmmakers and to respond rapidly to its customers' needs.

         Unique Manufacturing and Distribution Model. Panavision is the only vertically integrated provider of camera systems, lenses, and accessories to the film network television and television commercial industries. By renting camera systems from Panavision, its customers are ensured continual access to state-of-the-art equipment as well as the availability of the proper equipment combinations for each specific project. Panavision's control over the design, development, manufacturing and distribution processes enables it to (i) rapidly incorporate technological developments and filmmakers' suggestions into new products, (ii) maintain product exclusivity and (iii) offer products with greater quality and higher performance at a premium price.

         Dedication to Customer Service. Panavision's customer service, repair and maintenance personnel are "on call" and available to assist customers 24 hours a day. In order to provide filmmakers with a high level of support, Panavision sends marketing representatives and technicians to film production sets to provide advice or immediate assistance with any equipment needs or questions. Panavision assigns to each production a sales representative who possesses skills and experience appropriate to the needs of that production in an attempt to foster a strong and lasting working relationship with the customer. In addition, as part of its customer service activities, Panavision often develops, customizes or procures equipment for specific customers or projects. Central to Panavision's customer service philosophy is its maintenance and repair term, which services all equipment between projects to ensure the quality and reliability of Panavision's equipment.

         Worldwide Distribution Network. Panavision is the only camera and lighting operation with an extensive worldwide distribution network, including 28 owned and operated facilities throughout North America, Europe and the Asia Pacific region. These facilities offer a large inventory of rental equipment, on-site technical expertise, knowledgeable market specialization in feature films, episodic television, and commercials and strong customer support. Panavision also serves its customers through a network of 26 international third-party agent offices, who are responsible for the rental of Panavision's equipment in locations that are not served by its owned and operated facilities. Panavision's extensive network for the distribution of its products instills confidence in its customers that they can receive the level of quality and customer service they expect from Panavision for their cinematography equipment needs worldwide.

         Experienced Management. Panavision's management team provides depth and continuity of experience, with an average of 20 years of industry experience. Panavision's senior management has developed relationships over many years with influential individuals in the motion picture and television industries, a central aspect of its ability to maintain its strong market share. Panavision's management team has also been instrumental in developing new technologies in the industry.

Competition

         The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and price. As a manufacturer of cinematography equipment, Panavision has one primary competitor, Arriflex, based in Munich, Germany. Arriflex manufactures only cameras and certain accessories, primarily for sale to rental houses and individuals that are not the end users. Because Panavision manufactures lenses, cameras, and a full range of accessories, has close relationships with filmmakers and has in-house design and manufacturing capabilities, the Company believes that Panavision is better able to develop the innovative camera systems demanded by its customers.

         As a renter of cinematography equipment, Panavision competes with numerous rental facilities, which must purchase their equipment from other manufacturers and then rent that equipment to their customers. While the overall rental business is price competitive and subject to discounting, Panavision has chosen to compete on the basis of its large inventory base, technologically advanced proprietary products, broad product line, extensive sales and marketing force and commitment to customer service. Panavision believes that it, as both the manufacturer and rental house, is able to respond to many user requests on shorter notice and more effectively than its rental competitors. In addition to its existing competitors, Panavision may encounter competition from new competitors, as well as from new types of equipment, such as digital cameras. Although the Company believes that, through Panavision's joint venture with Sony, DHD Ventures, Panavision is well positioned to capitalize on potential growth in the digital capture market, it is new and the Company cannot predict whether or how quickly the rental market for digital cameras will grow.

Lighting Rental Operations

         In addition to manufacturing and renting camera systems, Panavision rents lighting, lighting grip, transportation and distribution equipment and mobile generators used in the production of feature films, television programs and commercials, outside broadcasts and other events from its owned-and-operated facilities located in the United Kingdom, Toronto, Canada and Australia. Panavision's extensive inventory of lighting equipment enables various lighting operations to service projects with large-scale equipment and personnel requirements, such as feature films, while still maintaining sufficient capacity to service other projects simultaneously. Panavision's worldwide lighting rental operations employ senior management who have developed relationships over many years with influential individuals in the motion picture and television industries. Under this management there is a sizable field force of gaffers and electricians who work exclusively with Panavision.

         These operations include Lee Lighting, the largest lighting rental operation in the United Kingdom. It maintains the largest rental asset base of lighting equipment, transport, mobile generators and power distribution equipment in the United Kingdom. Lee Lighting currently has the largest inventory of lampheads, the core element of lighting equipment used by filmmakers in all areas of the industry, in the United Kingdom.

         Lee Lighting operates lighting rental operations in London, Bristol and Manchester, England and Glasgow, Scotland, each of which has its own rental inventories. From these four locations, Lee Lighting is able to service any production in England, Wales or Scotland. In addition, Lee Lighting maintains a rental base at Shepperton Studios, the second largest studio complex in the United Kingdom for the production of feature films. Lee Lighting is the only lighting company in the United Kingdom that supplies its own electricians in connection with the rental of its equipment. This service force is on call 24 hours a day, seven days a week and is supplemented by freelance labor when required.

         In 1999, Panavision expanded its lighting business geographically into Australia through the acquisition of lighting assets from several small local lighting rental operations. The lighting assets were acquired primarily in the second quarter of 1999.

Competition

         Panavision's lighting rental operations service both the motion picture and television industries, including studio programs, outside broadcasts and commercials. These markets require a similar range of lighting productions and related support equipment; however, feature films and episodic television programs generally require larger equipment packages than commercials. The composition of equipment packages is frequently determined by the producer, director or cinematographer, who may desire a specific type of image or lighting effect. Although Panavision's worldwide inventory of lighting equipment is extensive, the lighting rental market is price competitive. Because film and television productions tend to rent lighting equipment from rental agencies in the territories where the productions are filmed, the rental revenue generated from Panavision's lighting rental operations depends on the number of feature films, television programs and commercials being filmed in the areas near its operations.

Sales and Other Operations

         Panavision manufactures and sells lighting filters through its Lee Filters operations in the United Kingdom and the United States. Panavision also operates the EFILM digital laboratories in the United States. In addition, Panavision sells various consumable products such as film stock, light bulbs and gaffer tape, which are used in all types of production.

         Lee Filters is a manufacturer of light control media for the motion picture, television and theater industries. The majority of Lee Filters' business is the sale of filters or gels used by lighting directors to control or correct lighting conditions during productions. Lighting filter distribution, on a worldwide basis, is handled primarily through a network of third-party dealers who have been selected because of their specific knowledge of the filters market in their respective countries. In the United Kingdom, Lee Filters sells on a direct basis to end users and rental houses as well as to distributors and dealers.

         EFILM provides the following post-production services: (i) high-resolution scanning of film, (ii) digital color timing, (iii) laser film recording of digital video and high definition images to film, and
(iv) digital mastering. EFILM serves the major film studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. The EFILM digital laboratories are located in Hollywood.

Intellectual Property

         Panavision relies on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets, know-how and proprietary technology and trade secrets to protect its intellectual property rights. Panavision owns or has been assigned or licensed domestic and foreign patents and patent applications relating to its cameras, lenses and accessories. Panavision also owns or has been assigned several domestic and foreign trademark or service mark registrations including PANAVISION(R), PANAFLEX(R), PANAHEAD(R), PANALITE(R), PANAVID(R), PANASTAR(R), PRIMO ZOOM(R), PRIMO MACRO ZOOM(R), PRIMO-L(R), PRIMO DIGITALTM, 3-PERF(R), MILLENNIUM(R) and ULTRAVIEW(R), which, collectively, are material to its business.

Environmental Matters

         Panavision is subject to foreign, federal, state and local environmental laws and regulations relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of hazardous and non-hazardous substances, materials and wastes (the "Environmental Laws"). Panavision also is subject to laws and regulations relating to worker health and safety. The Company believes that Panavision's operations are in substantial compliance with all applicable Environmental Laws. Although no material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that Panavision will not incur costs in the future relating to environmental matters that would have a material adverse effect on Panavision's business or financial condition.

Employees

         As of December 31, 2001, Panavision had approximately 1,100 full-time employees, consisting of 440 employees based in North America, 530 employees based in Europe, and 130 employees based in the Asia Pacific region. Panavision is not a party to any collective bargaining agreement. The Company believes that Panavision's relationships with its employees are good.

Item 2.  Properties

         The Company's principal properties are as follows:

Mafco Worldwide


                                                                                Owned          Approximate
                                                                                or             Floor Space
Location                        Use                                             Leased         (Square Feet)

Camden, New Jersey              Licorice manufacturing, warehousing and         Owned                390,000
                                administration
Pennsauken, New Jersey          Warehousing                                     Leased(a)             40,000
Camden, New Jersey              Warehousing                                     Leased(b)             48,000
Gardanne, France                Licorice manufacturing and administration       Owned                 48,900
Richmond, Virginia              Manufacturing and administration for            Owned                 65,000
                                non-licorice products
Shaanxi, China                  Licorice manufacturing and administration       Owned(c)              28,300

----------------------
(a)  Lease expires in September 2005 with an option to renew to 2007.
(b)  Lease expires in December 2004 with options to renew to 2006.
(c)  The land that the Chinese factory occupies comprises 5,546 sq. meters and is leased until 2009.

Panavision

         Panavision's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. Panavision operates domestic rental facilities in Woodland Hills, Hollywood, Chicago, Dallas, Orlando and Wilmington. To service its international markets, Panavision operates rental facilities in Toronto and Vancouver, Canada; Dublin, Ireland; London (two) and Manchester, England; Glasgow, Scotland; Paris (two) and Marseilles, France; Prague, Czech Republic; Warsaw, Poland; Sydney (two), Queensland and Melbourne, Australia; and Auckland and Wellington, New Zealand. Lee Lighting operates rental facilities in London, Bristol and Manchester, England and Glasgow and Edinburgh, Scotland. Lee Filters has a sales operation in Burbank, California, as well as a manufacturing facility located in Andover, England. All of Panavision's facilities are leased, with the exception of a small fabricating facility in Moss Vale, Australia and a facility located in Glasgow, Scotland, which are owned.

Item 3.  Legal Proceedings

         Various legal proceedings, claims and investigations are pending against M & F Worldwide and Pneumo Abex, including those relating to commercial transactions, product liability, safety and health matters and other matters. M & F Worldwide and Pneumo Abex are involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

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

         In November 2000, five purported derivative and/or class actions were filed in New Castle County, Delaware Chancery Court against the Company, its board of directors and, in one case, Holdings and MCG. These actions, as well as a similar action filed in New York County, New York Supreme Court, challenged as unfair to the Company's public shareholders the original proposal to sell to the Company the stake in Panavision then indirectly owned by Holdings. Following consummation of the Panavision transaction in April 2001, the five Delaware actions were consolidated under the caption In re M & F Worldwide Corp. Shareholders Litigation, C.A. No. 18502-NC (the "Consolidated Action"), the operative complaint in the Consolidated Action was amended to challenge the transaction as consummated, and another shareholder filed a related action in the Delaware Chancery Court, captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The operative complaints sought, among other things, rescission of the transaction, damages, a declaratory judgment that the transaction was unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Company and the parties to the Vannini action settled that litigation, pursuant to which, among other things, the Company acquired one million shares of Company common stock held by the plaintiff, the plaintiff dismissed his claim with prejudice, and the Company agreed to pay to plaintiff $10.0 million plus up to $1.0 million for reimbursement of his legal costs. The Company recorded treasury stock of $6.5 million and shareholder litigation settlement expense of $4.5 million in connection with the Vannini settlement. After the Vannini settlement, plaintiffs in the Consolidated Action commenced a separate derivative action in the Delaware Chancery Court against the Company's directors and Holdings challenging the settlement as a breach of fiduciary duty.

         In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, which agreement has subsequently been reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. The principal terms of the agreement, which are subject to court approval, are as follows:

         o Shareholders who held Company common stock on April 19, 2001 and who continue to hold through the date of the settlement hearing (the "Settlement Class") will be entitled to obtain up to $2.15 per share, with the amount being reduced proportionately if necessary so that the total payout will not exceed $12 million (the "Settlement Fund").

         o Counsel for the Settlement Class will receive attorneys' fees and expenses as awarded by the court, up to $2.75 million.

         o All decisions contemplated to be made by the Company under that certain letter agreement dated April 19, 2001 between the Company and the sole shareholder of Holdings shall be made by a committee of Company directors who are and were not directly or indirectly employed by such sole shareholder and are otherwise disinterested (the "Independent Committee").

         o Defendants in the Consolidated Action shall not make, or cause or permit their affiliates to make, any future purchase of the Existing Notes of Panavision without first offering to the Company the opportunity to make such purchase, which opportunity shall be evaluated by the Independent Committee.

         o The Company shall have the right to purchase from Holdings approximately $37.7 million principal amount at maturity of Existing Notes at any time through the maturity of such Existing Notes and in the sole discretion of the Independent Committee, at a price equal to the current holder's purchase price plus a reasonable cost of carry.

         o The Consolidated Action and the action challenging the Vannini settlement shall be dismissed with prejudice, and the Settlement Class shall provide to defendants a full release of all claims relating to the subject of such lawsuits or any corporate opportunity claim relating to the purchase of Existing Notes by certain defendants or their affiliates.

         Pursuant to agreements, the Settlement Fund is not the responsibility of the Company and the cash portion of the settlement will be funded entirely from insurance. As a result, the Company has neither accrued any liability nor recorded a receivable from insurers as of December 31, 2001. Certain of the named plaintiffs in the Consolidated Action have indicated to the court that they intend to oppose the settlement when it is presented for approval. While the Company believes that the settlement is fair, reasonable and in the best interests of the Company's shareholders, it can give no assurance that the court will approve it.

         See Item 1. (C) Narrative description of business - Mafco Worldwide - The Tobacco Industry; and Corporate Indemnification Matters.

         Panavision is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. Panavision does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The M & F Worldwide Common Stock ("MFW Stock") is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol MFW. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the MFW Stock on the NYSE based on published financial sources.

                                                            High      Low
         Calendar 2000
                  First Quarter                            $5.56     $4.19
                  Second Quarter                            6.00      4.19
                  Third Quarter                             6.13      5.38
                  Fourth Quarter                            6.25      3.50
         Calendar 2001
                  First Quarter                             5.00      3.94
                  Second Quarter                            5.70      2.92
                  Third Quarter                             5.80      3.66
                  Fourth Quarter                            5.40      3.95

         The number of holders of record of the MFW Stock as of March 21, 2002 was approximately 12,898.

         The Company has not paid any cash dividends on the MFW Stock to date nor does the Company currently intend to pay regular cash dividends on the MFW Stock. The Company's dividend policy will be reviewed from time to time by the Board of Directors in light of the Company's results of operations and financial position and such other business considerations as the Board of Directors considers relevant. The ability of Pneumo Abex and Panavision to pay dividends to the Company is limited by their credit agreements, which in turn may limit the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Notes to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Item 6.  Selected Financial Data

         The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2001.

         On April 19, 2001, the Company acquired Panavision (see Note 1 and
Note 2 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). The acquisition was accounted for as a purchase and accordingly Panavision's results of operations after April 19, 2001 are included in the Company's operating results for the twelve months ended December 31, 2001.

         The selected financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.


                                                                           Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                         2001         2000         1999         1998          1997
Statement of Operations Data:                                      (in millions, except per share amounts)
Net revenues

     Panavision                                        $    125.0   $     -       $      -    $       -      $       -
     Mafco Worldwide                                        98.4        93.1          97.3        101.3          102.3
                                                       -----------  -----------  -----------  -----------  ------------
         Total revenues                                    223.4        93.1          97.3        101.3          102.3

Cost of revenues
     Panavison                                              72.1         -             -            -              -
     Mafco Worldwide                                        51.6        49.2          51.2         52.9           55.8
                                                       -----------  -----------  -----------  -----------  ------------
         Total cost of revenues                            123.7        49.2          51.2         52.9           55.8
                                                       -----------  -----------  -----------  -----------  ------------

     Gross profit                                           99.7        43.9          46.1         48.4           46.5

Selling, general and administrative expenses
     Panavision                                             46.6         -             -            -              -
     Mafco Worldwide                                        12.8         8.5          11.1         11.7           13.6
     Corporate                                               2.8         0.4           0.5          0.9            0.6
                                                       -----------  -----------  -----------  -----------  ------------
         Total selling, general and administrative
            expenses                                        62.2         8.9          11.6         12.6           14.2
Shareholder litigation settlement                            4.5         -             -            -              -
Gain on pension reversion                                  (11.1)        -             -            -              -
                                                       -----------  -----------  -----------  -----------  ------------

Operating income                                            44.1        35.0          34.5         35.8           32.3

Interest expense, net                                      (31.8)       (3.0)         (2.7)        (4.4)          (6.6)
Other (expense) income, net                                  -           0.2           0.1         (0.2)           0.3
                                                       -----------  -----------  -----------  -----------  ------------
Income before income taxes and net extraordinary gain       12.3        32.2          31.9         31.2           26.0
(Provision for) benefit from income taxes                  (10.5)      (13.1)        (12.8)         8.9           (3.4)
                                                       -----------  -----------  -----------  -----------  ------------
Income before net extraordinary gain                         1.8        19.1          19.1         40.1           22.6
Net extraordinary gain, net of taxes                         4.3        -              -            -              -
                                                       -----------  -----------  -----------  -----------  ------------
Net income                                                   6.1        19.1          19.1         40.1           22.6
Preferred stock dividends                                   (0.2)        -            (1.5)        (1.6)          (1.6)
                                                       -----------  -----------  -----------  -----------  ------------
Net income available to shareholders                   $     5.9    $   19.1     $    17.6    $    38.5    $      21.0
                                                       ===========  ===========  ===========  ===========  ============
Basic earnings per share:
     Common stock-undistributed earnings before net
         extraordinary gain                            $     0.06   $    0.96    $     0.85   $     1.86   $       1.01
     Common stock-undistributed net extraordinary gain       0.18        -                -          -              -
                                                       -----------  -----------  -----------  -----------  ------------
         Total common stock                            $     0.24   $    0.96    $     0.85   $     1.86   $       1.01
                                                       ===========  ===========  ===========  ===========  ============

Diluted earnings per share:
     Common stock-undistributed earnings before net
         extraordinary gain                            $     0.06   $    0.96    $     0.83   $     1.71   $       0.96
     Common stock-undistributed net extraordinary gain       0.18        -                -         -               -
                                                       -----------  -----------  -----------  -----------  ------------
         Total common stock                            $     0.24   $    0.96    $     0.83   $     1.71   $       0.96
                                                       ===========  ===========  ===========  ===========  ============
Basic and diluted earnings per preferred share:

     Preferred stock-distributed earnings              $     0.05   $    -       $     -      $     -      $       -
     Preferred stock-undistributed earnings before
         net extraordinary gain                              0.06        -             -            -              -
     Preferred stock-undistributed net extraordinary
         gain                                                0.18        -             -            -              -
                                                       -----------  -----------  -----------  -----------  ------------
         Total preferred stock                         $     0.29   $    -       $     -      $     -      $      -
                                                       ===========  ===========  ===========  ===========  ============


                                                                           Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                         2001          2000        1999         1998          1997
                                                       ----------    ---------   ---------  -------------  ------------
Balance Sheet Data:                                                             (in millions)

Total assets (a)                                       $  912.1      $   298.8   $   311.4    $  322.3      $    313.1
Long-term debt including current portion and
   short-term borrowings (b)                              544.9           29.4        49.0        53.3            77.6
Redeemable preferred stock (c)                              -              -           -          20.0            20.0
Participating preferred stock (d)                          41.7            -           -           -                -
Stockholders' equity                                      295.9          245.7       236.9       223.1           185.6

---------------
(a)  Includes the assets of Panavision of $601.2 million at December 31, 2001.

(b)  Includes Panavision long-term debt of $460.9 million and Mafco
     Worldwide long-term debt of $84.0 million at December 31, 2001.

(c) The redeemable convertible preferred stock was redeemed at its liquidation value of $20.0 million on December 6, 1999.

(d)  In connection with the Panavision Acquisition, the Company issued
     6,182,153 shares of Series B Preferred Stock valued at $31.7 million to PX Holding on April 19, 2001 and on December 21, 2001 issued
     666,667 shares of Series B Preferred Stock to PX Holding in exchange for $10.0 million. The Company used $8.1 million of the $10.0 million to purchase $22.0 million principal amount of Existing Notes from PX
     Holding. Such Existing Notes, together with $2.5 million principal amount of Existing Notes owned by the Company, were delivered to Panavision in exchange for 1,381,690 shares of newly issued shares of Panavision Series A Preferred Stock.

Panavision

         The following selected financial data has been derived from the Panavision Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                   Pre-M & F Purchase           Post-M & F Purchase
                                                 ------------------------    --------------------------
                                                       Period from                  Period from
                                                      January 1 to                  April 20 to
                                                     April 19, 2001              December 31, 2001
                                                 ------------------------    --------------------------
                                                                    (in millions)

Statement of Operations Data:
Revenue                                          $         65.8                 $     125.0
Cost of revenues                                           32.0                        72.4
                                                 ------------------------    --------------------------
Gross margin                                               33.8                        52.6
Selling, general and administrative expenses               17.0                        42.5
Research and development expenses                           1.8                         3.1
Operating income                                           15.0                         7.0
Net interest expense                                      (14.5)                      (27.6)
Net other income                                             -                          0.6
                                                 ------------------------    --------------------------
Income (loss) before income taxes                           0.5                       (20.0)
Income tax benefit (provision)                             (1.0)                        6.5
                                                 ------------------------    --------------------------
Net loss                                         $         (0.5)                $     (13.5)
                                                 ========================    ==========================



                                                                         Pre-M & F Purchase
                                                 -------------------------------------------------------------------
                                                                      Year Ended December 31,
                                                      2000              1999              1998            1997(1)
                                                 ----------------   --------------    --------------    ------------
                                                                          (in millions)

Statement of Operations Data:
Revenue                                          $     204.6        $     202.7       $     192.9        $   176.9
Cost of revenue                                        110.3              110.6             105.1             90.9
                                                 ----------------   --------------    --------------    ------------
Gross margin                                            94.3               92.1              87.8             86.0
Selling, general and administrative expenses            57.4               59.4              54.4             47.6
Research and development expenses                        6.1                6.1               4.6              4.5
Charges in connection with the Panavision
   Recapitalization (2)                                  -                  -                58.7               -
                                                 ----------------   --------------    --------------    ------------
Operating income (loss)                                 30.8               26.6             (29.9)            33.9
Net interest expense (2)                               (48.2)             (42.3)            (28.3)            (6.4)
Net other income (expense)                              (1.3)               1.5               3.4              1.2
                                                 ----------------   --------------    --------------    ------------
Income (loss) before income taxes                      (18.7)             (14.2)            (54.8)            28.7
Income tax provision                                    (4.9)              (1.8)             (0.3)            (9.2)
                                                 ----------------   --------------    --------------    ------------
Net income (loss)                                $     (23.6)       $     (16.0)      $     (55.1)      $     19.5
                                                 ================   ==============    ==============    ============


                                            Post-M & F Purchase                   Pre-M & F Purchase
                                            ---------------------   ------------------------------------------------
                                                December 31,                         December 31,
                                                    2001              2000          1999         1998        1997
                                            ---------------------   ----------    ---------    ---------    --------
                                                                         (in millions)
Balance Sheet Data:
Total assets                                    $     601.2          $   284.7     $   291.6    $   291.8   $   281.9
Total current liabilities                              50.2               50.1          41.2         33.1        44.3
Long-term debt (2)                                    448.6              477.4         473.4        463.6       120.0
Stockholders' equity (deficiency) (2)                  75.3             (250.3)       (231.2)      (213.8)      109.4


(1)    Includes operating results of the Film Services Group since June 5,
       1997, the date of its acquisition.

(2) In connection with the recapitalization transaction consummated on June 4, 1998 pursuant to which PX Merger Corporation, a wholly owned subsidiary of PX Holding, merged with and into Panavision, Panavision recorded $10.1 million of transaction-related expense and a compensation charge of $48.6 million, related to the purchase of shares and retirement of options. Additionally, Panavision increased long-term borrowings outstanding and related interest expense as part of the Panavision recapitalization transaction.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with Item 6 "Selected Financial Data" and the M & F Worldwide Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

         The Company conducts its global business through two business segments: Panavision and Mafco Worldwide. Panavision is a leading designer, manufacturer and supplier of high precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. Panavision also has rental operations providing lighting, lighting equipment, lighting grip, power distribution, generation and related transportation equipment. Mafco Worldwide is the world's largest producer of licorice extract. Sales are principally to the tobacco and confectionery industries for use as a flavoring ingredient. Mafco Worldwide also manufactures other flavoring ingredients from various botanicals.

         The Company considers revenue from international business to be that revenue which is generated outside the United States.

Critical Accounting Policies

         Management's discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, investments, rental assets, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Panavision is also filing an Annual Report on Form 10-K. The Company encourages investors to read the Panavision Annual Report when it becomes available.

         Revenue Recognition - We recognize revenue using the guidance from the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Under these guidelines, rental revenue is recognized over the related equipment rental period using prices that are negotiated at the time of rental. Our prices are often adjusted to reflect changes in market conditions. Revenue from product sales is recognized upon shipment or when title passes to the customer. We do not have a history of significant product returns or revenue adjustments.

         Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Income Taxes - We estimate our actual current tax liability together with our temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At December 31, 2001, we had a $7.3 million valuation allowance established against our deferred tax assets. To the extent we establish a valuation allowance or increase this allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

         Long-Lived Assets - We assess the impairment of property, plant and equipment (comprised principally of our assets available for rental), investments in joint ventures, goodwill, and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

         o Significant underperformance relative to expected historical or projected future operating results;

         o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

         o     Significant negative industry or economic trends.

              When we determine that the carrying value of our long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with Statement of Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 we will cease to amortize goodwill and the Panavision tradename since both are believed to have an indefinite life. In lieu of amortization, we are required to perform an initial impairment review of our goodwill and Panavision tradename in 2002 and an annual impairment review thereafter. If we determine through the impairment review process that they have been impaired, we would record an impairment charge in our consolidated statement of operations.

         Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We adopted this pronouncement as of January 1, 2002.

              In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001, with the exception of goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization and amortization provisions of SFAS No. 142. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. For existing goodwill (with the exception of nonamortization goodwill related to the July 2, 2001 acquisition of Las Palmas Productions, Inc., which was effective as of the date of the acquisition) and the Panavision tradename, we will adopt this pronouncement on January 1, 2002. As a result of this adoption, approximately $11.9 million of historical goodwill and tradename amortization will not continue beyond December 31, 2001.

              SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss, measured as of the beginning of the year of adoption, if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life, such as Panavision's tradename, will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any loss resulting from the first step impairment test will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. Management's preliminary belief is that the fair values of the Company's goodwill and the Panavision tradename are in excess of carrying value. However, we will perform detailed impairment tests of goodwill and the Panavision tradename as of January 1, 2002 as required by SFAS No. 142 to determine the effect, if any, on our financial position or results of operations.

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board ("APB") Opinion No. 30. We do not expect the adoption of SFAS No. 144 to have a material effect on our consolidated financial position, results of operations and cash flows.

         Contingencies and Indemnification Agreements - We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and our accounting for such events is prescribed by SFAS No. 5, "Accounting for Contingencies."

              The accrual of a contingency involves considerable judgment on the part of management. We use our internal expertise, and outside experts (such as lawyers and tax specialists), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote. The Company currently does not have any material contingencies that it believes require an accrual in the consolidated financial statements. See Item 1. - The Tobacco Industry and Corporate Indemnification Matters; Item 3. - Legal Proceedings; and Note 12 - Commitments and Contingencies to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Consolidated Operating Results

   Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues were $223.4 million in the 2001 period and $93.1 million in the 2000 period. Of the $130.3 million increase, $125.0 million was due to Panavision and $5.3 million was due to higher sales by Mafco Worldwide, primarily to the Company's tobacco and non-tobacco licorice customers.

         Cost of revenues was $123.7 million in the 2001 period as compared to $49.2 million in the 2000 period. Excluding the cost of revenues attributable to Panavision of $72.1 million, cost of revenues at Mafco Worldwide was $51.6 million which was an increase of $2.4 million due to the higher sales of Mafco Worldwide.

         Gross profit was $99.7 million for the 2001 period as compared to $43.9 million in the 2000 period. After excluding the Panavision gross profit of $52.9 million included in the 2001 period, the gross profit increased by $2.9 million. As a percentage of sales the 2001 gross profit was 44.6% as compared to 47.2% in the 2000 period. The decrease was attributable to Panavision in the 2001 period.

         Selling, general and administrative ("SG&A") expenses were $62.2 million in the 2001 period and $8.9 million in the 2000 period. Of the $53.3 million increase, $46.6 million was due to Panavision and $6.7 million was due to lower pension income of Mafco Worldwide and higher corporate expenses for insurance and legal services.

         In February 2001 Mafco Worldwide terminated its overfunded pension plan resulting in a gain of $11.1 million.

         In connection with the Vannini settlement, (as discussed in Item 3
- Legal Proceedings), the Company incurred an expense of $4.5 million.

         Operating income totaled $44.1 million in the 2001 period as compared to $35.0 million in the 2000 period. The increase in operating income in 2001 reflected the inclusion of Panavision for part of 2001, its increase in gross profits of Mafco Worldwide and its gain from the pension termination, partially offset by lower pension income and the costs incurred in the shareholder litigation settlement.

         Net interest expense was $31.8 million in 2001 and $3.0 million in 2000, an increase of $28.8 million primarily attributable to Panavision and interest expense on Mafco Worldwide's new credit agreement.

         The net extraordinary gain of $4.3 million related to a gain on the purchase of Existing Notes partially offset by the write-off of the deferred financing costs related to Mafco Worldwide's old credit agreement which was refinanced in April 2001.

         The provision for income taxes was $10.5 million in 2001 and $13.1 million in 2000. The provision for income taxes in the 2001 period reflected the effects of nondeductible excise taxes paid on the pension termination gain, foreign taxes in excess of domestic rates, foreign losses for which no benefit was provided and other non-deductible items which were partially offset by a deferred income tax benefit of $19.8 million primarily resulting from the reversal of the tax valuation allowance. The effective tax rate was 85.4% for the 2001 period as compared to 40.7% for the 2000 period.

   Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales were $93.1 million in 2000 and $97.3 million in 1999, a decrease of $4.2 million or 4.3%. The decline in sales for 2000 resulted from the weakness of the Euro in relation to the U.S. dollar, lower shipment volume to the Company's non-licorice natural products customers, and lower sales of French produced licorice to the Company's foreign tobacco and confectionery customers largely due to shipments late in 1999 in anticipation of Y2K computer problems.

         Cost of sales was $49.2 million in 2000 as compared to $51.2 million in 1999. The decline of $2.0 million was due to the lower sales volume as well as a reduction in raw materials costs and continued cost reduction programs. As a percentage of net sales, cost of sales was 52.8% in 2000 and 52.6% in 1999.

         The gross profit margin decreased slightly from 47.4% in 1999 to 47.2% in 2000.

         SG&A expenses were $8.9 million in 2000 and $11.6 million in 1999. The decline of $2.7 million in 2000 was due to higher earnings on the Company's overfunded pension plans, lower salary expenses, and lower professional service expenses. In 2000, $6.5 million was recorded as pension income and $5.4 million was recorded in 1999.

         Net interest expense was $0.3 million higher in 2000 due to higher outstanding debt during the year at slightly higher interest rates.

         The tax provision for federal, state and local, and foreign income taxes as a percentage of earnings before income taxes was 40.7% in 2000 and 40.1% in 1999. The 2000 provision reflected a foreign benefit relating to a decrease in the tax rate. The 1999 provision reflected a reduction of the valuation allowance for prior year minimum tax credits.

Operating Results By Business Segment

                              MAFCO WORLDWIDE

   Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Sales were $98.4 million in the 2001 period and $93.1 million in the 2000 period, an increase of $5.3 million or 5.7%. This increase was due to higher sales to Mafco Worldwide's licorice customers. Both volume and average selling prices were higher in 2001.

         Cost of sales was $51.6 million in the 2001 period and $49.2 million in the 2000 period. The $2.4 million increase was due to the higher sales. As a percentage of sales, cost of sales was 52.4% in 2001 and 52.8% in 2000.

         Selling, general and administrative expenses were $12.8 million in the 2001 period and $8.5 million in the 2000 period. The increase was due to lower pension income in the 2001 period.

         In February 2001, the Company terminated an overfunded pension plan and as a result recorded a $11.1 million gain in 2001.

         Operating income was $45.1 million in 2001 and $35.4 million in 2000. The increase of $9.7 million was primarily due to the pension reversion.

   Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales were $93.1 million in 2000 and $97.3 million in 1999, a decrease of $4.2 million or 4.3%. The decline in sales for 2000 resulted from the weakness of the Euro in relation to the U.S. dollar, lower shipment volume to the Company's non-licorice natural products customers, and lower sales of French produced licorice to the Company's foreign tobacco and confectionery customers largely due to shipments late in 1999 in anticipation of Y2K computer problems.

         Cost of sales were $49.2 million in 2000 as compared to $51.2 million in 1999. The decline of $2.0 million was due to the lower sales volume as well as a reduction in raw materials costs and continued cost reduction programs. As a percentage of net sales, cost of sales was 52.8% in 2000 and 52.6% in 1999.

         The gross profit margin decreased slightly from 47.4% in 1999 to 47.2% in 2000.

         SG&A expenses were $8.5 million in 2000 and $11.1 million in 1999. The decline of $2.6 million in 2000 was due to higher earnings on the Company's overfunded pension plans, lower salary expenses, and lower professional service expenses. In 2000, $6.5 million was recorded as pension income and $5.4 million was recorded in 1999.

                                 PANAVISION

         The following discussion of the results of Panavision have been presented based on the results reported by Panavision on a stand alone basis, which is the basis on which management monitors the segment. With respect to 2001, the following discussion and analysis includes the combined amounts of the Pre-M&F Purchase period and the Post-M&F Purchase period as set forth in the selected financial table. Such combined amounts do not represent a pro forma presentation of the results of Panavision for 2001.

   Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Camera Rental Operations

         Camera rental revenue for the year ended December 31, 2001 was $124.6 million. Revenue decreased $5.4 million, or 4.2%, compared to 2000. Exchange rate changes adversely affected the year-to-year comparisons by almost $3.3 million reflecting the impact of weaker European and Australian currencies versus the U.S. Dollar. At constant exchange rates, the decline in camera revenue largely reflected lower revenue associated with television commercials, reflecting a weak television commercial market. Most territories worldwide were adversely affected by the commercial slowdown. The year-to-year decline is in comparison to a 2000 commercial market that was adversely affected by a Screen Actors Guild commercial actors strike from May 2000 through October 2000.

         Camera revenue associated with worldwide feature film production increased in 2001, despite fewer major studio feature film starts in 2001 as compared to 2000. The decrease in production starts was the result of an unusually low level of worldwide feature film productions in second half of 2001, following the robust feature film environment of the first half of the year. The shift in 2001 production occurred in anticipation of the possibilities of mid-year strikes by the Writers Guild of America and the Screen Actors Guild. Both of these labor negotiations were concluded at the end of the second quarter without any labor disruption. The events of September 11, 2001 may have also exacerbated the decline in the feature film production starts in the second half of 2001. Revenue growth was also achieved in North American series television in 2001.

         Cost of camera rental for the year was $58.6 million, a decrease of $2.5 million, or 4.1%, as compared to 2000. The decrease was primarily due to lower maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

         Lighting Rental Operations

         Lighting rental revenue for the year ended December 31, 2001 was $31.7 million, a decrease of $8.6 million, or 21.3%, compared to 2000. The decrease was primarily due to considerably lower levels of feature film production in the U.K. (Lee Lighting). Lighting revenue associated with television commercials also declined reflecting the weak television commercial market worldwide. Exchange rate changes adversely impacted the year-to-year comparisons by approximately $1.8 million.

         Cost of lighting rental for the year was $26.5 million, a decrease of $3.5 million, or 11.7%, from 2000. The change is primarily due to the decreased costs associated with the lower lighting rentals worldwide.

         Sales and Other

         Sales and other revenue in the year ended December 31, 2001 was $34.4 million, an increase of $0.1 million from the year ended December 31, 2000. The results reflected $3.5 million of revenue generated from EFILM, offset by lower lighting filter and expendable sales worldwide (see Note 2 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding EFILM). Exchange rate changes adversely affected the year-to-year comparisons by approximately $1.9 million.

         Operating Costs

         Selling, general and administrative expenses for the year ended December 31, 2001 were $59.5 million, an increase of $2.1 million, or 3.7%, as compared to the year ended December 31, 2000. The increase reflected approximately $8.4 million of additional goodwill and other intangible amortization resulting from the fair value adjustments arising from the Panavision Acquisition, offset by the impact of cost reduction measures implemented during the year.

         Research and development expenses for 2001 were $5.0 million, a decrease of $1.2 million from 2000. The decrease was primarily due to lower costs related to the development of products for digital application.

         Interest, Taxes and Other

         Net interest expense for the year ended December 31, 2001 was $42.1 million, a decrease of $6.2 million, or 12.8%, from 2000. The decrease primarily reflected lower interest rates as compared to the year ended December 31, 2000.

         Net other income for 2001 was $0.7 million, compared to net other expense of $1.3 million in 2000. The change primarily reflects a decrease in foreign exchange losses as compared to prior year.

         The tax benefit was $5.5 million for the year ended December 31, 2001, as compared to a tax provision of $4.9 million for the year ended December 31, 2000. In connection with the Panavision Acquisition, Panavision recorded a deferred income tax benefit of approximately $3.8 million resulting from the reversal of the valuation allowance. Panavision also recorded a net income tax benefit of $6.2 million primarily resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $4.6 million provision relating to profitable foreign operations and foreign taxes withheld at source and alternative minimum taxes. For the year ended December 31, 2000, no corresponding tax benefit was recorded for U.S. losses.

Related Party Transactions

         The Panavision Acquisition

         On April 19, 2001, the Company and PX Holding, a wholly owned subsidiary of Holdings, announced that, pursuant to a stock purchase agreement, M & F Worldwide had purchased all 7,320,225 shares of Panavision Common Stock held by PX Holding. The shares purchased represented approximately 83.5% of the then outstanding shares of Panavision Common Stock. The acquisition was accounted for as a purchase and accordingly only Panavision's results of operations after April 19, 2001 are included in the Company's operating results for the twelve months ended December 31, 2001. (See Note 16 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further segment information.)

         In accordance with APB Opinion No. 16, the Panavision Acquisition has been accounted for by the purchase method. The allocation of the purchase price to assets and liabilities was based on their respective estimated fair values at April 19, 2001 to the extent of the Company's 83.5% controlling interest. The remaining 16.5% is accounted for at Panavision's carryover basis. The purchase price and expenses associated with the Panavision Acquisition exceeded the estimated fair value of Panavision's net liabilities by $302.7 million and has been assigned to goodwill, which is being amortized over thirty years on a straight-line basis.

         As a result, the following adjustments to Panavision's assets and liabilities representing 83.5% of the totals were recorded as of the acquisition date to adjust the historical carrying values (in millions):

                                                                    Increase
                                                                   (Decrease)
Property, plant and equipment                                  $      40.8
Patents and trademarks                                                68.6
Other                                                                 (2.8)
Long-term debt                                                         3.8
Deferred tax assets                                                   15.6
Deferred tax liabilities                                              45.1

         At the closing of the Panavision Acquisition, Ronald O. Perelman, Holdings' sole shareholder, delivered a letter to M & F Worldwide in which Mr. Perelman agreed that, if M & F Worldwide determined in its good faith reasonable judgment that Panavision would be unable to make required payments of principal or interest under its Existing Credit Agreement, or its Existing Notes, he or corporations under his control would provide such financial support to M & F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman would be in such amount as M & F Worldwide determines. However, there can be no assurance that M & F Worldwide would make such determination or if such determination was made, whether such determination would be adequate and timely in order to meet Panavision's needs, if such needs arose. Any investment by M & F Worldwide in Panavision of proceeds M & F Worldwide receives from Mr. Perelman would be on terms to be agreed between M & F Worldwide and Panavision.

         In satisfaction of the obligation of M & F Worldwide under another agreement entered into contemporaneously with the closing of the Panavision Acquisition, Holdings and M & F Worldwide entered into a letter agreement, and M & F Worldwide and Panavision entered into a letter agreement, both dated as of December 21, 2001, pursuant to which M & F Worldwide purchased from PX Holding $22.0 million principal amount of Existing Notes for an aggregate purchase price of $8.1 million, and M & F Worldwide delivered to Panavision an aggregate of $24.5 million principal amount of Existing Notes in exchange for 1,381,690 shares (the "Exchanged Shares") of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, of Panavision. The Exchanged Shares were issued at a value of approximately $9.3 million, which represents M & F Worldwide's cost to purchase the Existing Notes delivered to Panavision. Because M & F Worldwide delivered the Existing Notes to Panavision in satisfaction of obligations under an agreement entered into at the time of the Panavision Acquisition, the difference between M & F Worldwide's cost and Panavision's book value of the Existing Notes was recorded as a reduction of goodwill.

         Panavision and M & F Worldwide entered into a letter agreement dated as of December 21, 2001, pursuant to which Panavision and M & F Worldwide agreed to amend the Registration Rights Agreement between M & F Worldwide and Panavision, dated as of June 5, 1998 (the "Registration Rights Agreement") to, among other things, include the Exchanged Shares within the definition of "Registrable Securities". In connection with the Panavision Acquisition, PX Holding had assigned to the Company and the Company assumed the Registration Rights Agreement, pursuant to which the Company and certain transferees of Acquired Shares held by the Company (the "Holders") have the right to require Panavision to register all or part of the Acquired Shares owned by such Holders under the Securities Act of 1933 (a "Demand Registration"). Panavision may postpone giving effect to a Demand Registration for a period of up to 30 days if Panavision believes such registration might have a material adverse effect on any plan or proposal by Panavision with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or Panavision is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Panavision. In addition, the Holders will have the right to participate in registrations by Panavision of its common stock (an "Incidental Registration") subject, however, to certain rights in favor of Panavision to reduce, or eliminate entirely, the number of shares of Acquired Shares the Holders may have registered in an Incidental Registration. Panavision will pay all out-of-pocket expenses incurred in connection with a Demand Registration or an Incidental Registration, except for underwriting discounts, commissions and related expenses attributable to the Acquired Shares sold by such Holders.

         PX Holding and the Company entered into a letter agreement, dated as of December 21, 2001, pursuant to which the Company and PX Holding agreed to amend the Registration Rights Agreement entered into in connection with the Panavision Acquisition, dated as of April 19, 2001 (the "PX / M & F Registration Rights Agreement"), to, among other things, include within the definition of "Registrable Securities" any additional shares of the Company which may be issued to PX Holding in the future. In connection with the Panavision Acquisition, the Company and PX Holding entered into the PX / M & F Registration Rights Agreement pursuant to which PX Holding and certain transferees of Common Stock and Series B Preferred Stock (collectively, "Registrable Shares") held by PX Holding (the "Holders") have the right to require the Company to register all or part of the Registrable Shares owned by such Holders under the Securities Act (a "Demand Registration"). The Company may postpone giving effect to a Demand Registration for a period of up to 30 days if the Company's Board of Directors believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders will have the right to participate in registrations by the Company of its equity securities (an "Incidental Registration") subject, however, to certain rights in favor of the Company to reduce, or eliminate entirely, the number of Registrable Shares the Holders have requested to be registered in an Incidental Registration. The Company will pay all out-of-pocket expenses incurred in connection with a Demand Registration or an Incidental Registration, except for underwriting discounts and commissions attributable to the Registrable Shares sold by such Holders and the fees of any counsel retained by holders in connection with any Demand or Incidental Registration.

         In November 2000, five purported derivative and/or class actions were filed in New Castle County, Delaware Chancery Court against the Company, its board of directors and, in one case, Holdings and MCG. These actions, as well as a similar action filed in New York County, New York Supreme Court, challenged as unfair to the Company's public shareholders the original proposal to sell to the Company the stake in Panavision then indirectly owned by Holdings. Following consummation of the Panavision transaction in April 2001, the five Delaware actions were consolidated under the caption In re M & F Worldwide Corp. Shareholders Litigation, C.A. No. 18502-NC (the "Consolidated Action"), the operative complaint in the Consolidated Action was amended to challenge the transaction as consummated, and another shareholder filed a related action in the Delaware Chancery Court, captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The operative complaints sought, among other things, rescission of the transaction, damages, a declaratory judgment that the transaction was unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Company and the parties to the Vannini action settled that litigation, pursuant to which, among other things, the Company acquired one million shares of Company common stock held by the plaintiff, the plaintiff dismissed his claim with prejudice, and the company agreed to pay to plaintiff $10.0 million plus up to $1.0 million for reimbursement of his legal costs. The Company recorded treasury stock of $6.5 million and shareholder litigation settlement expense of $4.5 million in connection with the Vannini settlement. After the Vannini settlement, plaintiffs in the Consolidated Action commenced a separate derivative action in the Delaware Chancery Court against the Company's directors and Holdings challenging the settlement as a breach of fiduciary duty.

         In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, which agreement has subsequently been reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. The principal terms of the agreement, which are subject to court approval, are as follows:

         o Shareholders who held Company common stock on April 19, 2001 and who continue to hold through the date of the settlement hearing (the "Settlement Class") will be entitled to obtain up to $2.15 per share, with the amount being reduced proportionately if necessary so that the total payout will not exceed $12 million (the "Settlement Fund").

         o Counsel for the Settlement Class will receive attorneys' fees and expenses as awarded by the court, up to $2.75 million.

         o All decisions contemplated to be made by the Company under that certain letter agreement dated April 19, 2001 between the Company and the sole shareholder of Holdings shall be made by a committee of Company directors who are and were not directly or indirectly employed by such sole shareholder and are otherwise disinterested (the "Independent Committee").

         o Defendants in the Consolidated Action shall not make, or cause or permit their affiliates to make, any future purchase of the Existing Notes of Panavision without first offering to the Company the opportunity to make such purchase, which opportunity shall be evaluated by the Independent Committee.

         o The Company shall have the right to purchase from Holdings approximately $37.7 million principal amount at maturity of Existing Notes at any time through the maturity of such Existing Notes and in the sole discretion of the Independent Committee, at a price equal to the current holder's purchase price plus a reasonable cost of carry.

         o The Consolidated Action and the action challenging the Vannini settlement shall be dismissed with prejudice, and the Settlement Class shall provide to defendants a full release of all claims relating to the subject of such lawsuits or any corporate opportunity claim relating to the purchase of Existing Notes by certain defendants or their affiliates.

         Pursuant to agreements, the Settlement Fund is not the responsibility of the Company and the cash portion of the settlement will be funded entirely from insurance. As a result, the Company has neither accrued any liability nor recorded a receivable for recovery from insurers as of December 31, 2001. Certain of the named plaintiffs in the Consolidated Action have indicated to the court that they intend to oppose the settlement when it is presented for approval. While the Company believes that the settlement is fair, reasonable and in the best interests of the Company's shareholders, it can give no assurance that the court will approve it.

         The Panavision Tax Sharing Agreement

         Since the closing of the Panavision Acquisition on April 19, 2001, Panavision, for federal income tax purposes, has been included in the affiliated group of which the Company is the common parent, and Panavision's federal taxable income and loss has been included in such group's consolidated tax return filed by the Company. Panavision also may be included in certain state and local tax returns of the Company or its subsidiaries. As of April 19, 2001, Panavision and certain of its subsidiaries and the Company entered into a tax sharing agreement (the "Panavision Tax Sharing Agreement"), pursuant to which the Company has agreed to indemnify Panavision against federal, state or local income tax liabilities of the consolidated or combined group of which the Company (or a subsidiary of the Company other than Panavision or its subsidiaries) is the common parent for taxable periods beginning after April 19, 2001 during which Panavision or a subsidiary of Panavision is a member of such group. Pursuant to the Panavision Tax Sharing Agreement, for all taxable periods beginning after April 19, 2001, Panavision will pay to the Company amounts equal to the taxes that Panavision would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Panavision), except that Panavision will not be entitled to carry back any losses to taxable periods ending prior to April 20, 2001. Since the payments to be made under the Panavision Tax Sharing Agreement will be determined by the amount of taxes that Panavision would otherwise have to pay if it were to file separate federal, state and local income tax returns, the Panavision Tax Sharing Agreement will benefit the Company to the extent the Company can offset the taxable income generated by Panavision against losses and tax credits generated by the Company and its other subsidiaries. To the extent that Panavision has losses for tax purposes, the Panavision Tax Sharing Agreement permits Panavision to carry those losses back to periods beginning on or after April 20, 2001 and forward for so long as Panavision is included in the affiliated group of which M & F Worldwide is the common parent (in both cases, subject to federal, state and local rules on limitation and expiration of net operating losses) to reduce the amount of the payments Panavision otherwise would be required to make to M & F Worldwide in years in which it has current income for tax purposes.

         The Mafco Tax Sharing Agreement

         For the period from February 1, 1999 through April 19, 2001, Panavision, for federal income tax purposes, had been included in the affiliated group of which Holdings was the common parent, and for such period Panavision's federal taxable income and loss had been included in such group's consolidated tax return filed by Holdings. As of February 1, 1999, Panavision and certain of its subsidiaries and Holdings entered into a tax sharing agreement (the "Mafco Tax Sharing Agreement") containing terms and conditions substantially the same as those in the Panavision Tax Sharing Agreement. The Mafco Tax Sharing Agreement governed tax matters between Panavision and Holdings for the period from February 1, 1999 through April 198, 2001 and continues in effect as to post-Holdings consolidation matters such as audit adjustments and indemnities.

         Las Palmas Acquisition

         In July 2001, M & F Worldwide purchased all of the issued and outstanding shares of Las Palmas, which runs EFILM. As a result, Las Palmas became a wholly-owned subsidiary of M & F Worldwide. The consideration paid by M & F Worldwide at closing consisted of $5.4 million to the selling shareholders and $600,000 to Las Palmas. M & F Worldwide also agreed to make an additional payment to the selling shareholders based on the EBITDA of EFILM (with a guaranteed minimum of $1.5 million). Las Palmas entered into a series of transactions with Panavision to provide it substantially all of the benefits of, and obligate it with respect to, EFILM. Specifically, Las Palmas (i) subleased the real estate used in the business to Panavision, (ii) leased the property and equipment used in the business to Panavision on a month-to-month basis, (iii) seconded all of Las Palmas employees to Panavision until July 2, 2008 or such later date mutually agreed upon, and (iv) granted a worldwide, nonexclusive license to certain technology and intellectual property to be used solely in connection with servicing customers to Panavision until July 2, 2008, which agreement automatically renews for successive one year terms unless prior written notice is provided by a party (collectively, the "EFILM Agreements"). Following the entry into these various agreements, Panavision has also directly purchased equipment that is used in the business of EFILM.

         In addition to monthly payments, the EFILM Agreements require that Panavision pay M & F Worldwide a one-time cash payment equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007.

         M & F Worldwide has agreed to sell Panavision all of the issued and outstanding shares of Las Palmas, Panavision has agreed to purchase these shares, for approximately $6.7 million, subject to the consummation of a refinancing of its Existing Credit Agreement.

         The Abex Merger

         In connection with the Abex Merger and the related Transfer to a subsidiary of MCG of substantially all of Abex's consolidated assets and liabilities, with the remainder being retained by the Company, the Company, a subsidiary of Abex, Pneumo Abex and certain other subsidiaries of the Company entered into the Transfer Agreement. Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to Aerospace, were transferred to a subsidiary of MCG, with the remainder being retained by Pneumo Abex. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

         The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. In the event of certain kind of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

         In connection with the Abex Merger, MCG and the Company entered into a registration rights agreement (the "Company/MCG Registration Rights Agreement") providing MCG with the right to require the Company to use its best efforts to register under the Securities Act, and the securities or blue sky laws of any jurisdiction designated by MCG, all or a portion of the issued and outstanding common stock, if any, retained (the "Retained Shares") by MCG in the Abex Merger (the "Registrable Shares"). Such demand rights are subject to the conditions that the Company is not required to
(1) effect a demand registration more than once in any 12-month period, (2) effect more than one demand registration with respect to the Retained Shares, or (3) file a registration statement during periods (not to exceed three months) (a) when the Company is contemplating a public offering, (b) when the Company is in possession of certain material non-public information, or (c) when audited financial statements are not available and their inclusion in a registration statement is required. In addition, and subject to certain conditions described in the Company/MCG Registration Rights Agreement, if at any time the Company proposes to register under the Securities Act an offering of common stock or any other class of equity securities, then MCG will have the right to require the Company to use its best efforts to effect the registration under the Securities Act and the securities or blue sky laws of any jurisdiction designated by MCG of all or a portion of the Registrable Shares as designated by MCG. The Company is responsible for all expenses relating to the performance of, or compliance with, the Company/MCG Registration Rights Agreement except that MCG is responsible for underwriters' discounts and selling commissions with respect to the Registrable Shares being sold. In subsequent amendments to the Company/MCG Registration Rights Agreement, the Company has agreed that shares of common stock acquired from time to time by MCG will be treated as "Registrable Shares."

         Affiliated Payments

         During fiscal 2001, the three executive officers of the Company were executives of Holdings. Such executive officers were not compensated by the Company. Accordingly, in accordance with Securities and Exchange Commission Staff Accounting Bulletin 79, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)," the value of the services provided by such officers to the Company in the amount of $1.5 million is reflected in the accompanying consolidated financial statements as compensation expense and a corresponding increase to paid-in-capital. Neither Holdings nor any of such executive officers received any payment from the Company in connection with its recognition for accounting purposes of such $1.5 million of compensation expense.

         Included in accounts payable in the consolidated balance sheet at December 31, 2001, is $1.2 million due to Holdings.

         The Company paid a subsidiary of Holdings $0.8 million and $0.3 million to reimburse to it a portion of the chief executive officer's compensation expense in 2000 and 1999, respectively, representing time devoted by him to the affairs of the Company. The Company received from a subsidiary of Holdings $0.1 million to reimburse to it a portion of another executive of the Company's salary expense in both 2000 and 1999 representing time devoted by him to the affairs of such subsidiary of Holdings.

         At December 31, 2001, the Company recorded amounts payable to DHD Ventures, LLC of approximately $0.2 million relating to equipment rentals facilitated by Panavision on behalf of DHD Ventures. Such amount is included as a reduction of accounts receivable in the accompanying consolidated balance sheets.

         Included in other assets at December 31, 2001 is a note receivable of approximately $0.3 million due in 2003 from Pany Rental, Inc. (dba Panavision New York), an agent in which Panavision holds a one-third interest.

         In December 2001, Panavision entered into a lease agreement with TFN Lighting Corp. ("TFN"), a wholly owned subsidiary of Pany Rental, Inc. (dba Panavision New York), whereby Panavision leased to TFN certain of its lighting and related equipment located in the United States. The lease term commences on February 1, 2002 and continues for 45 months. Monthly rental payments are due in specified amounts as outlined in the lease agreement. At the end of the Option Term, as defined in the lease, TFN will have the option to purchase the lighting and related equipment covered by the lease.

Liquidity and Capital Resources

         Cash provided by operating activities for the year ended December 31, 2001 totaled $81.7 million. The increase in cash provided by operating activities of $51.1 million in 2001 was primarily attributable to net cash provided by operating activities of Panavision of $32.1 million, the net cash retained in connection with the termination of the Mafco Worldwide Corporation Defined Benefit Plan of $33.8 million partially offset by the shareholder litigation settlement expense of $4.5 million, by higher corporate expenses of $2.4 million and the net change in working capital (excluding cash). Cash used in investing activities were for the purchase of Panavision stock of $76.0 million, the purchase of the Existing Notes of $13.4 million, the EFILM acquisition of $5.7 million, and capital expenditures of $16.4 million primarily at Panavision for camera rental systems and accessories since the time of the Panavision Acquisition. Cash provided by financing activities were primarily the result of the refinancing of the Mafco Worldwide credit agreement to purchase Panavision, repayments under both Panavision's and Mafco Worldwide's credit agreements, and the proceeds from the issuance of preferred stock.

         The Company's net cash flows provided by operating activities were $30.6 million and $28.0 million for the years ended December 31, 2000 and 1999, respectively primarily from net income and the realization of deferred tax assets. Cash flows used in investing activities of $1.1 million in both 2000 and 1999 consisted of capital expenditures. Cash flows used in financing activities of $28.6 million in 2000 were for the repurchase of the Company's common stock and the repayment of debt. Cash flows used in financing activities of $25.7 million in 1999 were for the redemption of preferred stock, preferred dividends and reduction of debt.

         The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated:

                                                                   Year Ended December 31,
                                                       ----------------------------------------------
                                                           2001             2000              1999
                                                       ----------------------------------------------
                                                                        (in millions)
     Net cash provided by (used in):
     Operating activities                              $     81.7        $     30.6       $     28.0
     Investing activities                                  (111.5)             (1.1)            (1.1)
     Financing activities                                    33.3             (28.6)           (25.7)


         The Company has certain cash obligations and other commercial commitments which will impact its short-term liquidity. At December 31, 2001, such obligations and commitments were as follows:


                                                                      Payments Due by Period
                                                --------------------------------------------------------------------
                                                                  Less
                                                                 than 1         1 - 3        4 - 5       After 5
Contractual Obligations                             Total         year          years        years        years
-----------------------                         --------------------------------------------------------------------
                                                                           (in millions)

Long-Term Debt                                 $ 544.9      $ 43.3         $   316.0      $ 185.6       $    -

Operating Leases                                  43.2         7.9              16.9          8.0          10.4
                                              ----------------------------------------------------------------------
Total Contractual Cash Commitments             $ 588.1        51.2         $   332.9      $ 193.6       $  10.4
                                              ======================================================================

Additionally, at December 31, 2001, Mafco Worldwide had obligations to purchase approximately $9.9 million of raw materials.

         As of December 31, 2001 debt outstanding was comprised of the following (in millions):

            Mafco Worldwide
                 Amended Credit Agreement - Term Loans                $82.5
                 Other                                                  1.5
                                                                     ---------
                                                                       84.0
            Panavision
            Existing Credit Agreement
                 Term loan                                            198.3
                 Revolving credit facility                             79.0
            9 5/8% Senior Subordinated Discount Notes due 2006        183.5
                                                                     --------
                                                                      460.8

            Las Palmas                                                  0.1
                                                                     ---------

                                                                     $544.9

         The book value of the Existing Notes at December 31, 2001 included a step-up in basis of $3.8 million recorded in connection with the Panavision Acquisition. Current maturities under the Mafco Worldwide Amended Credit Agreement and Panavision's Existing Credit Agreement totaled $41.8 million at December 31, 2001.

         On April 19, 2001 (the "Closing Date"), Mafco Worldwide entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with a group of banks pursuant to which Mafco Worldwide may borrow up to $105.0 million. The Amended Credit Agreement includes a $90.0 million five-year term loan facility which was fully drawn on the Closing Date and a $15.0 million five-year revolving loan facility, $5.0 million of which was drawn on the Closing Date (the "Loans") and $4.6 million was reserved to support lender guarantees for outstanding letters of credit. The five-year $90.0 million term loan is repayable in quarterly installments which commenced on June 30, 2001; totalling $7.5 million in 2001, $13.8 million in 2002, $18.7 million in 2003, $20.0 million in 2004,
$23.7 million in 2005 and $6.3 million in 2006. A mandatory repayment is required in April of each year based upon prior year excess cash flow (as the defined in the Amended Credit Agreement). This amount was $4.3 million at December 31, 2001 and when paid will be applied to reduce amounts that are due in 2006. The $15.0 million revolving loan is for five years and may also be used to support lender guarantees for outstanding letters of credit. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii) Eurodollar Loans, plus a borrowing margin (2.5% on ABR Loans and 3.5% on Eurodollar Loans at December 31, 2001). The average interest rate at December 31, 2001 was 5.89%. As of December 31, 2001, $4.6 million of the Revolving Credit Facility was reserved for lender guarantees on outstanding letters of credit and $10.4 million was available under the Revolving Credit Facility. Substantially all the domestic assets of Pneumo Abex are pledged to secure the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets.

         On June 4, 1998, Panavision entered into the Existing Credit Agreement. As of December 31, 2001, amounts outstanding under the Existing Credit Agreement were $198.3 million and $79.0 million for the term facilities and revolving facility, respectively.

         The Existing Credit Agreement is comprised of two facilities, the term facility and the revolving facility. The term facility has two tranches: the Tranche A Term Facility is a 6-year facility in an aggregate principal amount of $90.0 million and the Tranche B Term Facility is a 7-year facility in an aggregate principal amount of $150.0 million. The revolving facility is a 6-year facility in an aggregate principal amount of $100.0 million. The Tranche A Term Facility and the Tranche B Term Facility are repayable in quarterly installments. Borrowings under the Existing Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate ("ABR") (as defined in the Existing Credit Agreement) or the Eurodollar Rate (as defined in the Existing Credit Agreement) plus, in each case, a margin that will be based on the performance of Panavision at agreed upon levels. The applicable margin at December 31, 2001 on loans under the revolving facility and the Tranche A Term Facility was 2.75% for Eurodollar Loans (as defined in the Existing Credit Agreement) and 1.75% for ABR Loans (as defined in the Existing Credit Agreement). The applicable margin at December 31, 2001 on loans under the Tranche B Term Facility was 3.00% for Eurodollar Loans and 2.00% for ABR Loans. Panavision may select interest periods of one, two, three or six months for Eurodollar Loans. If at any time Panavision is in default in the payment of any amount of principal due under the Existing Credit Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.

         Panavision's obligations under the Existing Credit Agreement are secured by substantially all of Panavision's assets. The Existing Credit Agreement requires that Panavision meet certain financial tests and contains other restrictive covenants including limitations on indebtedness, leverage ratio levels, interest coverage ratio levels and restrictions on the ability of Panavision to declare or pay dividends to its stockholders. As of December 31, 2001, the Company believes that Panavision was in compliance with all financial covenants contained in the Existing Credit Agreement.

         At the closing of the Panavision Acquisition, Ronald O. Perelman, Holdings' sole shareholder, delivered a letter to M & F Worldwide in which Mr. Perelman agreed that, if M & F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control will provide such financial support to M & F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in such amount as M & F Worldwide determines.

         On March 15, 2002, Panavision amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that Panavision must maintain through December 31, 2002 (the "March Amendment").

         In connection with the March Amendment, Panavision agreed with the lenders under the Existing Credit Agreement to pay the lenders a fee equal to 1% of the amount of the Existing Credit Agreement if Panavision does not reduce amounts outstanding under the Existing Credit Agreement by $100.0 million before June 30, 2002. Under the Existing Credit Agreement, as amended, it is an event of default if Panavision does not receive $10.0 million in cash in exchange for shares of newly issued Panavision Common Stock or perpetual preferred stock ("Perpetual Preferred Stock") by June 30, 2002 or it does not apply such amount, promptly after receiving it, as an optional pre-payment of the revolving credit facility. The Company currently expects that Panavision will receive such a cash contribution from one of its affiliates unless the Existing Credit Agreement is terminated or amended to remove this event of default prior to June 30, 2002. It is also an event of default under the amended Existing Credit Agreement if Panavision does not receive $37.7 million principal amount at maturity of the Existing Notes in exchange for shares of Panavision's newly issued Common Stock or Perpetual Preferred Stock, on the earlier of two business days after the settlement of the Consolidated Action (see Note 12 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) or June 30, 2002 or cancel such Existing Notes promptly after receiving them. The board of M & F Worldwide has approved the acquisition of $37.7 million principal amount at maturity of the Existing Notes and has also agreed to contribute these Existing Notes to Panavision in exchange for shares of Panavision's newly issued Perpetual Preferred Stock and the assumption of related margin debt. The board of Panavision has approved the issuance of shares of its Perpetual Preferred Stock in exchange for the contribution of the Existing Notes.

         During 2002, Panavision is required to make principal payments under its Existing Credit Agreement of $23.7 million.

         In December 2001, M & F Worldwide contributed $24.5 million aggregate principal amount at maturity of Existing Notes to Panavision in exchange for 1,381,690 shares of Panavision's Series A Preferred Stock. After giving effect to this contribution, the Company has approximately $182.0 million principal amount at maturity of its Existing Notes outstanding (exclusive of $11.4 million principal amount owned by Pneumo Abex that have been eliminated in consolidation and a step-up in basis of $3.8 million less additional amortization of $0.7 million recorded in connection with the Panavision Acquisition). Panavision is not required to pay interest on the outstanding Existing Notes until August 1, 2002.

         Panavision intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment.

         Panavision is currently in discussions to enter into a new credit agreement (the "New Credit Agreement") to replace the Existing Credit Agreement. In order to provide Panavision with additional financial and operating flexibility and to improve its overall capital structure, Panavision is undertaking a series of related transactions which are described more fully below and are collectively referred to as the "Refinancing Transactions." In addition to entering into a New Credit Agreement, Panavision intends to issue a new series of senior secured notes. Panavision intends to use the proceeds of the issuance of the new notes, together with borrowings under the New Credit Agreement, to repay the Existing Credit Agreement and purchase Panavision's outstanding Existing Notes. As part of the Refinancing Transactions, Panavision also anticipates that M & F Worldwide will contribute certain of the Existing Notes owned by affiliates of Holdings in exchange for shares of Panavision's Perpetual Preferred Stock.

         The Company currently expects the New Credit Agreement will provide for aggregate borrowings of up to $180.0 million, of which up to $150.0 million is currently expected to be a term loan facility, and of which $30.0 million is currently expected to be a revolving credit facility.

         The Company also expects that Panavision will retire all of Panavision's outstanding Existing Notes in the following series of transactions. M & F Worldwide has agreed to contribute $37.7 million principal amount at maturity of Existing Notes to Panavision in exchange for shares of Perpetual Preferred Stock of Panavision. Panavision has agreed to purchase $24.8 million principal amount at maturity of Existing Notes held by its affiliates (including $11.4 million principal amount held by M & F Worldwide) at $400 per $1,000 principal amount. Panavision has also obtained an option to purchase an aggregate of $78.3 million principal amount at maturity of Existing Notes at $650 per $1,000 principal amount from certain unaffiliated holders plus a payment of $70 per $1,000 principal amount for the option which is payable upon the earlier of Panavision's exercise of the option or its expiration. Finally, Panavision is commencing a tender offer and consent solicitation in respect of any and all of the outstanding Existing Notes not purchased in the foregoing transactions at $650 per $1,000 principal amount. In the consent solicitation, Panavision is seeking the approval of holders of the Existing Notes to eliminate substantially all of the restrictive covenants and certain default provisions from the indenture governing the Existing Notes.

         The Company currently expects that Panavision will consummate the transactions described above during the second quarter of 2002. However, there can be no assurance that Panavision will be able to consummate these refinancing transactions, or any particular transaction, on the terms described above or at all. In the event that Panavision is unable to consummate these refinancing transactions, it may be required to seek additional sources of liquidity in order to meet its obligations under the Existing Credit Agreement. For example, it could be required to: reduce or delay capital expenditures; restructure its indebtedness, sell assets or operations; issue equity; or seek capital contributions or loans from its affiliates. There can be no assurance that Panavision would be able to take any of these actions, that these actions would enable it to continue to satisfy Panavision's capital requirements or that these actions would be permitted under the terms of its various debt instruments then in effect.

         Although there can be no assurance, the Company believes that Panavision's and Mafco Worldwide's existing working capital, together with the borrowings under their respective credit agreements and anticipated cash flow from operating activities, will be sufficient to meet Panavision's and Mafco Worldwide's expected operating, capital spending and debt service requirements at least through December 31, 2002.

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

Impact of Inflation

         The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

Market Risk

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

         As of December 31, 2001 and 2000, Mafco Worldwide's net foreign currency market exposures are primarily the Euro. Most of Mafco Worldwide's export sales and purchases of licorice raw materials are made in U.S. dollars. Mafco Worldwide's French subsidiary sells in several foreign currencies as well as the U.S. dollar and purchases raw materials principally in U.S. dollars. Panavision's primary net foreign currency market exposures include the Euro, British pound, French franc, Canadian dollar, Australian dollar and the New Zealand dollar. At the present time, the Company does not generally hedge against foreign currency fluctuation. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

         As of December 31, 2001 and 2000, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain by $1.6 million and $0.0 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized gain by $2.6 million and $3.0 million, as of December 31, 2001 and 2000, respectively.

         The Company is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 2001 and 2000 would have resulted in an increase to interest expense of approximately $2.0 million and $0.3 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 2001 and 2000 would have decreased interest expense by approximately $2.0 million and $0.3 million, respectively. At December 31, 2001, the Company believes that the carrying value of its amounts payable under Mafco Worldwide's Amended Credit Agreement and Panavision's Existing Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

         The fair value of the Company's fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of the Company's fixed rate debt would decrease approximately $1.2 million and $7.9 million at December 31, 2001 and 2000, respectively. Conversely, a hypothetical 10% decrease in the interest rate and assuming all other conditions affecting market risk remain constant, would result in an increase in market value of approximately $1.2 million and $8.3 million over the same period. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the future.

         The Company manages its fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, has entered into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based upon agreed upon notional amounts. Neither the Company nor its subsidiaries had any interest rate swap agreements in effect at December 31, 2001. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed.

Tax Matters

         In connection with the Abex Merger and the Transfer, MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 2001, the Company had available net operating loss carryforwards of approximately $50.0 million, which expire in years 2003 through 2011.

         In connection with the closing of the Panavision Acquisition, Panavision, for federal income and certain state and local tax purposes, became a member of the affiliated group of which M & F Worldwide is the common parent and left the affiliated group of which Holdings is the common parent. In connection with such event, Panavision, certain of its subsidiaries and M & F Worldwide entered into the Panavision Tax Sharing Agreement, pursuant to which Panavision, certain of its subsidiaries and M & F Worldwide agreed to allocate and share any liabilities which arise by virtue of the parties being consolidated for federal, and certain state and local, income tax purposes. Pursuant to the Panavision Tax Sharing Agreement, for all taxable periods beginning on or after April 19, 2001, Panavision will pay to M & F Worldwide amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns. As of February 1, 1999, Panavision and certain of its subsidiaries and Holdings entered into the Mafco Tax Sharing Agreement, containing terms and conditions substantially the same as those in the Panavision Tax Sharing Agreement. The Mafco Tax Sharing Agreement governed tax matters between Panavision and Holdings for the period from February 1, 1999 through April 18, 2001 and continues in effect as to post-Holdings consolidation matters such as audit adjustments and indemnities.

Other Liquidity Risks

         Licorice Root Extract Supply

         In addition to the liquidity risks noted above, Mafco Worldwide may encounter liquidity risks arising from its supply of licorice extract. Mafco Worldwide tries to maintain a sufficient licorice root inventory and open purchase contracts to meet minimum production needs for two years. At December 31, 2001, Mafco Worldwide had on hand approximately a three-year supply of root. Licorice root has an indefinite retention period as long as it is kept dry, and therefore Mafco Worldwide has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root grows, Mafco Worldwide may in the future experience a short supply of licorice root due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root, or is unable to obtain licorice root in a cost-effective manner, Mafco Worldwide's business will be severely hampered and the Company will experience severe liquidity difficulties.

         Customers

         In 2001, Mafco Worldwide's ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 64% of Mafco Worldwide's net revenues and one customer, Philip Morris, accounted for approximately 31% of Mafco Worldwide's 2001 sales. If Philip Morris were to stop purchasing licorice from Mafco Worldwide, it would have a significant adverse effect on the financial results of Mafco Worldwide, which would also create severe liquidity problems for the Company.

         Corporate Indemnification Matters

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, the Second Indemnitor assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor confirmed that it will fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor for all claims other than a small portion of the indemnified asbestos-related claims. As to that portion, the Company and MCG in November 2001 commenced the Arbitration against the Indemnity Guarantor seeking, among other things, an order confirming the Indemnity Guarantor's obligation and reimbursement of amounts that the Company has been required to advance on the Indemnity Guarantor's behalf in the interim. The Indemnity Guarantor has filed two counterclaims in the Arbitration. The first seeks an offset to the Company's claim for reimbursement for any amount that the Indemnity Guarantor claims should have been payable by insurance, to the extent that the Company prevails in its claim. The second counterclaim seeks reimbursement of amounts the Indemnity Guarantor has paid with respect to these claims to the extent that the Arbitration panel upholds its position on the scope of the indemnity. The Company expects that all presentations in the Arbitration will be complete by May, 2002 and that it will prevail in all respects. Accordingly, at December 31, 2001 the Company has not recorded any reserve against its outstanding receivable of $2.8 million with the Indemnity Guarantor.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement in full each month for its monthly expenditures for asbestos-related claims other than expenses for the claims subject to the Arbitration. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

         The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex's and its predecessor's operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business which were sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities will be the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

         It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $150.0 million, including approximately $10.0 million in remedial action costs in respect of one site actively managed and funded by the Original Indemnitor.

         On February 5, 1996, the Company, through Pneumo Abex, entered into the Reimbursement Agreement. The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit are being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 million of letters of credit outstanding at both December 31, 2001 and 2000, respectively, in connection with the Reimbursement Agreement.

         The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote.

         During 1999, the Original Indemnitor and Pneumo Abex conducted an arbitration concerning certain aspects of the scope of the indemnity from the Original Indemnitor. On March 6, 2000, the arbitration panel issued its decision confirming that the indemnity applies as described herein, except that it did not extend to 87 asbestos-related claims, all of which have been resolved previously.

         Various legal proceedings, claims and investigations are pending against M & F Worldwide and Pneumo Abex, including those relating to commercial transactions, product liability, safety and health matters and other matters. M & F Worldwide and Pneumo Abex are involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

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

         Panavision and its subsidiaries are defendants in actions for matters arising out of normal business actions.

         The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice.

Forward-Looking Statements

         This annual report on Form 10-K for the year ended December 31, 2001, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction."

         In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) economic, climatic or political conditions in countries in which the Company sources licorice root; (g) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (h) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (i) the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification; (j) any inability to obtain indemnification for any significant group of asbestos-related claims pending against the Company; (k) a substantially adverse result in the pending shareholder litigation; (l) lower than expected cash flows from operations; and (m) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

         See the financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                  PART III

         The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2002.


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1 and 2) Financial statements and financial statement schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule, which appears, on page F-1 herein.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission (SEC) are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)      Exhibits

         Exhibit No.      Description

         2.1 Stock Purchase Agreement, dated as of April 19, 2001 by and between PX Holding Corporation and M & F Worldwide Corp. (incorporated by reference to
                          Exhibit 2.1 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M & F Worldwide's Form 8-K dated April 30,
                          1996).

         3.2 By-Laws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to M & F Worldwide's Form 10-K dated December 31, 1995).

         4.1 Registration Rights Agreement, dated as of April 19, 2001, by and between PX Holding Corporation and M & F Worldwide Corp. (incorporated by reference to Exhibit 4.1 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         4.2 Certificate of Designation, Powers, Preferences and Rights of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide Corp. (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         4.3 Registration Rights Transfer Agreement, dated as of April 19, 2001, by and between PX Holding Corporation, Panavision Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 4.3 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         10.1 Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT's Current Report on Form 8-K dated June 28, 1995).

         10.2 Registration Rights Agreement between Mafco and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Holdings Inc., MCG Holdings Inc. and Mafco in connection with the Company's capital stock).

         10.3 Letter Agreement, dated as of June 26, 1995, between the Company and Mafco (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 28, 1995).

         10.4 Letter Agreement, dated as of February 5, 1996, between the Company and Mafco (incorporated by reference to Exhibit 6 to Amendment No. 2 to
                          Schedule 13D dated February 8, 1996 filed by
                          Holdings Inc., MCG Holdings Inc. and Mafco in connection with the Company's capital stock).

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

         10.6 M & F Worldwide 1995 Stock Plan (the "1995 Stock Plan") for employees of the Company and employees of affiliated corporations (incorporated by reference to Annex C to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-1 (File No. 33-92186)), as amended (incorporated by reference to exhibit 10.19 to M & F Worldwide Corp.'s Form 10-K for 1996).

         10.7 Employment agreement, dated January 7, 1997, between the Registrant and J. Eric Hanson (incorporated by reference to exhibit 10.24 to M & F Worldwide Corp.'s Form 10-K for 1996).

         10.8             The Company's 1997 Stock Option Plan
                          (incorporated by reference to exhibit 10.25 to M & F Worldwide Corp.'s Form 10-K for 1996).

         10.9 Credit Agreement dated as of November 17, 1997 among Pneumo Abex, the lenders (as defined in the Credit Agreement), Chase Manhattan Bank, Chase Securities Inc., Bank Boston, N.A. and Chase Manhattan Bank Delaware (incorporated by reference to exhibit 10.27 to M & F Worldwide Corp.'s Form 10-K for 1997).

         10.10 Contract dated as of May 31, 1997 between Mafco Worldwide and Licorice and Paper Employees Association of Camden, New Jersey AFL-CIO (incorporated by reference to exhibit 10.28 to M & F Worldwide Corp.'s Form 10-K for 1997).

         10.11 First Amendment, dated as of April 1, 1999, to the Credit Agreement dated as of November 17, 1997 (Exhibit 10.9).

         10.12 Second Amendment, dated as of November 23, 1999, to the Credit Agreement dated as of November 17, 1997 (Exhibit 10.9).

         10.13 Amendment Number Three, dated as of April 24, 2000, to the Credit Agreement dated as of November 17, 1997 (Exhibit 10.9).

         10.14 Employment agreements, dated August 1, 2000, between the Registrant and Stephen G. Taub, Pramathesh S. Vora, and Peter W. Grace.

         10.15 Amendment dated as of July 6, 1999, to employment agreement dated January 7, 1997 between the Registrant and J. Eric Hanson (Exhibit 10.7).

         10.16 The Company's 2000 Stock Option Plan for employees of the Registrant and employees of affiliated corporations (incorporated by reference to exhibit 99.1 to M & F Worldwide's Registrant Statement on Form S-8, Commission File No. 333-9162).

         10.17 Letter Agreement, dated as of April 19, 2001, by and between Ronald O. Perelman and M & F Worldwide Corp. (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         10.18 Tax Sharing Agreement, dated as of April 19, 2001, by and among Panavision Inc., certain of its subsidiaries and M & F Worldwide Corp. (incorporated by reference to Exhibit 99.2 to M & F Worldwide Corp.'s Form 8-K dated April 20,
                          2001).

         10.19 Credit Agreement, dated as of April 19, 2001, by and among Flavors Holdings Inc., the Lenders party thereto, BNP Paribas, as Documentation Agent and The Chase Manhattan Bank, as Paying Agent (incorporated by reference to Exhibit 99.3 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         10.20 Guarantee and Collateral Agreement, dated as of April 19, 2001, by and among Pneumo Abex Corporation, Flavors Holdings Inc., PVI Acquisition Corp., EVD Holdings Inc., Concord Pacific Corporation, the Lenders party thereto, BNP Paribas, as Documentation Agent and The Chase Manhattan Bank as Paying Agent (incorporated by reference to Exhibit 99.4 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         10.21 Mafco Letter Agreement, dated as of April 19, 2001, by and between Holdings Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 99.5 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         10.22 M & F Worldwide Letter, dated as of April 19, 2001, delivered by M & F Worldwide Corp. to Panavision Inc. (incorporated by reference to Exhibit 99.6 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

         10.23 Amendment to the Company's By-laws concerning the advance notice provision (incorporated by reference to Exhibit 10.23 to M & F Worldwide Corp.'s Form 10-Q dated August 14, 2001).

         10.24*           Letter Agreement relating to the Mafco
                          Disbursement, dated December 21, 2001, between Holdings, Inc. and M & F Worldwide Corp.

         10.25* Letter Agreement, dated December 21, 2001, between Holdings, Inc. and M & F Worldwide Corp.

         10.26* Letter dated December 21, 2001, from M & F Worldwide Corp. to Panavision Inc.

         10.27* Registration Rights Letter Agreement, dated December 21, 2001, by and between PX Holding Corporation and M & F Worldwide Corp.

         10.28* Registration Rights Letter Agreement, dated December 21, 2001, by and between Panavision Inc. and M & F Worldwide Corp.

         10.29* Employment agreement dated August 1, 2001, between the Registrant and Stephen G. Taub

         21*              List of subsidiaries

         23.1*            Consent of Independent Auditors

         24* Powers of attorney executed by Messrs. Perelman, Durnan, Folz, Gittis, Hookstratten, Hanson, Liebman, Meister, Slovin, and Taub

---------------
* Filed herewith.

(b)      Reports on Form 8-K:

         None.


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                         M & F WORLDWIDE CORP.


Dated:  March 29, 2002                   By: /s/ Howard Gittis
                                              -------------------------------
                                                 Howard Gittis
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer


Dated:  March 29, 2002                   By: /s/ Todd J. Slotkin
                                             -------------------------------
                                                 Todd J. Slotkin
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


Dated:  March 29, 2002                   By: /s/Peter W. Grace
                                             -------------------------------
                                                Peter W. Grace
                                                Principal Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and of the dates indicated.


         Signature                        Title              Date


      Ronald O. Perelman *             Director           March 29, 2002
-----------------------------------
      Ronald O. Perelman


      Jaymie A. Durnan *               Director           March 29, 2002
-----------------------------------
      Jaymie A. Durnan


      Theo W. Folz *                   Director           March 29, 2002
-----------------------------------
      Theo W. Folz


      Howard Gittis *                  Director           March 29, 2002
-----------------------------------
      Howard Gittis


      J. Eric Hanson *                 Director           March 29, 2002
-----------------------------------
      J. Eric Hanson


      Ed Gregory Hookstratten *        Director           March 29, 2002
-----------------------------------
      Ed Gregory Hookstratten


      Lance A. Liebman *               Director           March 29, 2002
-----------------------------------
      Lance A. Liebman


      Paul M. Meister *                Director           March 29, 2002
-----------------------------------
      Paul M. Meister


      Bruce Slovin *                   Director           March 29, 2002
-----------------------------------
      Bruce Slovin


      Stephen G. Taub *                Director           March 29, 2002
-----------------------------------
      Stephen G. Taub


* The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.


Dated:  March 29, 2002                      By:  /s/ Glenn P. Dickes
                                                 ----------------------------
                                                     Glenn P. Dickes
                                                     Attorney-in-Fact




                   M & F WORLDWIDE CORP. AND SUBSIDIARIES

                     Item 8, Item 14 (a)(1) and (2) and
             (d) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULE
                        YEAR ENDED DECEMBER 31, 2001



            The following consolidated financial statements of M & F Worldwide are included in Item 8:

            As of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.

                                                                        Pages

Report of Independent Auditors.......................................... F-2

Consolidated Balance Sheets............................................. F-3

Consolidated Statements of Operations................................... F-4

Consolidated Statements of Stockholders' Equity......................... F-5

Consolidated Statements of Cash Flows................................... F-6

Notes to Consolidated Financial Statements.............................. F-7

The following financial statement schedules of M & F Worldwide are included in Item 14(a):

Schedule I - Condensed Financial Information of Registrant.............. F-34

Schedule II - Valuation and Qualifying Accounts and Reserves............ F-39

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.



                       REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F Worldwide Corp. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             Ernst & Young LLP


New York, New York
February 28, 2002, except for Note 10,
as to which the date is March 28, 2002


                                          M & F Worldwide Corp. and Subsidiaries
                                               Consolidated Balance Sheets
                                           (in millions, except per share data)

                                                                                                      December 31,
                                                                                               ----------------------------
                                                                                                   2001           2000
                                                                                               -------------   ------------
                                           ASSETS
Current assets:
      Cash and cash equivalents                                                                $        6.2     $    2.6
      Accounts receivable (net of allowances of $1.7 and $0.2)                                         35.6          9.6
      Inventories                                                                                      62.3         48.5
      Prepaid expenses and other                                                                       13.2          2.4
                                                                                               -------------   ------------
Total current assets                                                                                  117.3         63.1
Property, plant and equipment, net                                                                    255.3         22.5
Intangibles assets related to business acquired, net                                                  507.5        150.5
Deferred tax asset                                                                                      0.4         26.8
Pension asset                                                                                          13.2         33.9
Other                                                                                                  18.4          2.0
                                                                                               -------------   ------------
Total assets                                                                                    $     912.1     $  298.8
                                                                                               =============   ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short term borrowings                                                                     $       1.5     $    0.4
      Accounts payable                                                                                 14.1          4.1
      Accrued liabilities                                                                              33.9         14.6
      Current maturities of long-term debt                                                             41.8           -
                                                                                               -------------   ------------
Total current liabilities                                                                              91.3         19.1
Long-term debt                                                                                        501.6         29.0
Deferred tax liabilities                                                                               16.6          1.7
Other liabilities                                                                                       6.7          3.3
Commitments and contingencies                                                                            -            -
Stockholders' equity:
      Common stock, par value $.01;  250,000,000 shares authorized;
           20,663,171 shares issued at December 31, 2001 and 2000                                       0.2          0.2
      Preferred stock, liquidation value $6.50;
           6,848,820 shares issued (aggregate liquidation preference of $44.5 plus declared
           and unpaid dividends)                                                                       41.7           -
      Additional paid-in capital                                                                       27.9         27.0
      Treasury stock at cost
           1,041,900 shares at December 31, 2001; 1,541,900 shares at December 31, 2000                (6.7)        (8.7)
       Retained earnings                                                                              241.3        235.4
      Accumulated other comprehensive loss                                                             (8.5)        (8.2)
                                                                                               -------------   ------------
            Total stockholders' equity                                                                295.9        245.7
                                                                                               -------------   ------------
Total liabilities and stockholders' equity                                                      $     912.1     $  298.8
                                                                                               =============   ============


               See Notes to Consolidated Financial Statements




                                          M & F Worldwide Corp. and Subsidiaries
                                          Consolidated Statements of Operations
                                           (in millions, except per share data)
                                                                                        Year Ended December 31,
                                                                              ---------------------------------------------
                                                                                   2001            2000           1999
                                                                              ---------------  -------------   ------------
Net revenues
      Panavision
         Rental income                                                         $   101.1        $    -          $    -
         Sales and other                                                            23.9             -               -
       Mafco Worldwide                                                              98.4           93.1            97.3
                                                                              ---------------  -------------   ------------
         Total revenues                                                            223.4           93.1            97.3
Cost of revenues
      Panavision
         Cost of rentals                                                            58.8             -               -
         Cost of sales                                                              13.3             -               -
       Mafco Worldwide                                                              51.6           49.2            51.2
                                                                              ---------------  -------------   ------------
         Total cost of revenues                                                    123.7           49.2            51.2
                                                                              ---------------  -------------   ------------
 Gross profit                                                                       99.7           43.9            46.1
 Selling, general and administrative expenses                                       62.2            8.9            11.6
 Shareholder litigation settlement                                                   4.5             -               -
 Gain on pension reversion                                                         (11.1)            -               -
                                                                              ---------------  -------------   ------------
 Operating income                                                                   44.1           35.0            34.5
 Interest expense, net                                                             (31.8)          (3.0)           (2.7)
 Foreign exchange gain                                                               0.2            0.2             0.2
 Other loss, net                                                                    (0.2)            -             (0.1)
                                                                              ---------------  -------------   ------------
 Income before income taxes and net extraordinary gain                              12.3           32.2            31.9
 Provision for income taxes                                                        (10.5)         (13.1)          (12.8)
                                                                              ---------------  -------------   ------------
 Income before net extraordinary gain                                                1.8           19.1            19.1
 Net extraordinary gain, net of taxes                                                4.3             -               -
                                                                              ---------------  -------------   ------------
 Net income                                                                          6.1           19.1            19.1
 Preferred stock dividends                                                          (0.2)            -             (1.5)
                                                                              ---------------  -------------   ------------
 Net income available to shareholders                                          $     5.9       $   19.1        $   17.6
                                                                              ===============  =============   ============
Basic earnings per share:
      Common stock-undistributed earnings
        before net extraordinary gain                                          $     0.06      $    0.96        $   0.85
      Common stock-undistributed net extraordinary gain                              0.18            -               -
                                                                              ---------------  -------------   ------------
        Total common stock                                                     $     0.24      $    0.96        $   0.85
                                                                              ===============  =============   ============
Diluted earnings per share:
      Common stock-undistributed earnings
        before net extraordinary gain                                          $     0.06      $    0.96        $   0.83
      Common stock-undistributed net extraordinary gain                              0.18            -               -
                                                                             ----------------  -------------  ------------
       Total common stock                                                      $     0.24      $    0.96        $   0.83
                                                                             ================  =============  ============
Basic and diluted earnings per preferred share:
      Preferred stock-distributed earnings                                     $     0.05      $      -         $    -
      Preferred stock-undistributed earnings
        before net extraordinary gain                                                 0.06            -              -
      Preferred stock-undistributed net extraordinary gain                            0.18            -              -
                                                                              ---------------  -------------   ------------
        Total preferred stock                                                  $      0.29     $      -         $    -
                                                                              ===============  =============   ============

               See Notes to Consolidated Financial Statements



                                            M & F Worldwide Corp. and Subsidiaries
                                       Consolidated Statements of Stockholders' Equity
                                             (in millions, except per share data)

                                                                                                     Accumulated
                                                                   Additional  Treasury                 Other
                                               Common   Preferred   Paid-in     Stock     Retained  Comprehensive
                                               Stock      Stock     Capital    At cost    Earnings       Loss         Total

Balance, December 31, 1998                     $  0.2    $   -     $   26.7   $   -       $  198.7    $   (2.5)     $  223.1
     Net income                                                                               19.1                      19.1
     Currency translation adjustment                                                                      (3.9)         (3.9)
                                                                                                                    ---------
     Comprehensive income                                                                                               15.2
     Exercise of stock options, net of tax                              0.1                                              0.1
     Preferred stock dividends                                                                (1.5)                     (1.5)
                                               ------    -------    --------  --------    ---------   ---------     ---------
Balance, December 31, 1999                        0.2        -         26.8       -          216.3        (6.4)         236.9
     Net income                                                                               19.1                       19.1
     Currency translation adjustment                                                                      (1.6)         (1.6)
     Minimum pension liability                                                                            (0.2)         (0.2)
                                                                                                                     --------
     Comprehensive income                                                                                               17.3
                                                                                                                     --------
     Purchase of treasury common stock                                          (8.7)                                   (8.7)
     Capital contribution                                               0.2                                              0.2
                                               -------    -------    -------  -------      -------      -------      --------
Balance, December 31, 2000                        0.2        -         27.0     (8.7)        235.4        (8.2)        245.7

     Net income                                                                                6.1                       6.1
     Currency translation adjustment                                                                      (0.1)         (0.1)
     Minimum pension liability                                                                            (0.2)         (0.2)
                                                                                                                      --------
     Comprehensive income                                                                                                5.8
                                                                                                                      --------
     Issuance of treasury common stock                                 (0.8)     8.5                                     7.7
     Purchase of treasury common stock                                          (6.5)                                   (6.5)
     Issuance of preferred stock                           41.7                                                         41.7
     Preferred stock dividends                                                                (0.2)                     (0.2)
     Capital contributions                                              1.7                                              1.7
                                            ---------  --------     --------   -------     --------     -------      ---------
Balance, December 31, 2001                  $     0.2   $  41.7     $  27.9    $(6.7)      $  241.3     $ (8.5)      $ 295.9
                                            =========  ========     ========   =======     ========     =======      =========


                                           See Notes to Consolidated Financial Statements



                                          M & F Worldwide Corp. and Subsidiaries
                                          Consolidated Statements of Cash Flows
                                           (in millions, except per share data)

                                                                                      Year Ended December 31,
                                                                           ----------------------------------------------
                                                                              2001              2000            1999
                                                                           ------------     -------------    ------------
Operating activities
Net income                                                                      $6.1            $19.1           $19.1
Adjustments to derive net cash provided by operating activities:
    Depreciation and amortization                                               45.1              7.1             7.0
    Loss on sale of property and equipment                                      (0.6)             -               -
    Amortization of discount on Existing Notes                                  13.7              -               -
    Write-off of deferred financing fees                                         0.4              -               -
    Deferred income taxes                                                        5.5             10.4             9.9
    Extraordinary gain due to repurchase of Existing Notes                      (7.1)             -               -
    Compensation expense paid by principal stockholder                           1.5              0.2             -
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Decrease (increase) in accounts receivable                                 7.1              0.6            (1.2)
      (Increase) decrease in inventories                                        (4.2)             1.4            (1.1)
      (Increase) decrease in prepaid expenses and other                         (6.6)             0.1            (0.3)
      Increase (decrease) in accounts payable and accrued expenses               0.2             (0.9)            0.7
      Decrease (increase) in pension asset                                      20.7             (6.6)           (5.4)
    Other, net                                                                  (0.1)            (0.8)           (0.7)
                                                                           ------------     -------------    ------------
      Net cash provided by operating activities                                 81.7             30.6            28.0

Investing activities
Purchase of Panavision stock, net of cash acquired of $5.6                     (76.0)             -               -
Purchase of Existing Notes                                                     (13.4)             -               -
EFILM acquisition, net of cash acquired of $0.3                                 (5.7)             -               -
Capital expenditures                                                           (16.4)            (1.1)           (1.1)
                                                                           ------------     -------------    ------------
      Net cash used in investing activities                                   (111.5)            (1.1)           (1.1)

Financing activities
Proceeds from notes payable and credit agreements                              103.2             10.3            23.0
Repayments of notes payable and credit agreements                              (69.0)           (29.9)          (27.2)
Repurchase of common stock                                                      (6.5)            (8.7)            -
Proceeds from preferred stock issued                                            10.0              -               -
Debt issuance costs                                                             (4.3)            (0.3)            -
Redemption of redeemable preferred stock                                         -                -             (20.0)
Preferred stock dividends                                                       (0.1)             -              (1.5)
                                                                           ------------     -------------    ------------
         Net cash provided by (used in) financing activities                    33.3            (28.6)          (25.7)

Effect of exchange rate changes on cash                                          0.1             (0.1)           (0.1)

Net increase in cash and cash equivalents                                        3.6              0.8             1.1
Cash and cash equivalents at beginning of period                                 2.6              1.8             0.7
                                                                           ------------     -------------    ------------
Cash and cash equivalents at end of period                                      $6.2             $2.6            $1.8
                                                                           ============     =============    ============

Supplemental disclosure of cash paid for:
    Interest                                                                   $20.1             $3.4            $2.3
    Taxes paid, net of refunds                                                   5.1              1.4             1.2

               See Notes to Consolidated Financial Statements


                   M & F Worldwide Corp. and Subsidiaries
                 Notes to Consolidated Financial Statements
                (dollars in millions, except per share data)


1.       Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

         M & F Worldwide Corp. ("M & F Worldwide" or the "Company"), an indirect majority-owned subsidiary of Mafco Holdings, Inc. ("Holdings"), was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly owned subsidiary Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide") and, after April 19, 2001, its indirect 85.7% owned subsidiary Panavision Inc. ("Panavision") (see Note 2).

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The Company accounts for its investments in 50% or less owned affiliates on the equity method.

         Certain amounts in previously issued financial statements may have been reclassified to conform to the 2001 presentation.

         Mafco Worldwide produces a variety of licorice flavors from intermediary licorice root, licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia and Gardanne, France. Approximately 70% of Mafco Worldwide's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. Mafco Worldwide also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress. Mafco Worldwide manufactures and sells other flavor products and plant products which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health food products.

         Panavision is a leading designer, manufacturer and supplier of high-precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. Panavision rents its products through its owned-and-operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide agent network. In addition to manufacturing and renting camera systems, Panavision also rents lighting, lighting grip, power distribution, generation and related transportation equipment and sells lighting filters and other color correction and diffusion filters. Panavision also operates Las Palmas Productions, Inc. ("EFILM"), a digital laboratory (see Note 2).

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Mafco Worldwide records revenues when title passes to customers. Panavision recognizes rental revenue over the related equipment rental period and sales revenue upon shipment to customers. Returns and allowances, which have not been significant, are provided for in the period of sale.

Freight Costs

         For the years ended December 31, 2001, 2000, and 1999, freight costs of Mafco Worldwide amounted to $1.4, $1.3, and $1.4, respectively, and are included in cost of revenues in the accompanying consolidated statements of operations. Panavision's freight costs of $1.2 in 2001 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Cash Equivalents

         Cash equivalents with maturities of 90 days or less when purchased (primarily short term money market funds) are carried at cost which approximates market value.

Inventories

         Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

Property, Plant and Equipment

         Property, plant and equipment, including rental equipment, are stated at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized.

         Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Cost and accumulated depreciation applicable to assets retired or otherwise disposed of are eliminated from the accounts, and any gain or loss on such disposition is reflected in operating results.

         Depreciation is provided principally over the following useful lives:

Buildings and improvements                              10-30 years
Rental assets                                            3-20 years
Machinery and equipment                                  3-10 years
Furniture and fixtures                                   5-10 years


Intangible Assets Related to Businesses Acquired and Other Intangibles

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 141 as of July 1, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with the exception of goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of SFAS No.
142. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, with the exception of nonamortization of goodwill relating to the EFILM acquisition on July 2, 2001 (see Note 2) which was effective as of the date of the acquisition. Application of the nonamortization provisions of SFAS No. 142 is expected to result in a decrease in amortization expense of approximately $11.9 per year, which reflects estimated amortization for the year ended December 31, 2001 on goodwill and intangible balances that are expected to be affected by the new rules. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         Intangible assets, including goodwill, patents and trademarks and product formulations, are being amortized over periods ranging from 4 to 40 years. Accumulated amortization aggregated $32.1 and $17.2 at December 31, 2001 and 2000, respectively. Amortization expense amounted to $14.9, $4.2, and $4.2 for 2001, 2000 and 1999, respectively.

Accounting for Long-Lived Assets

         The Company assesses on an ongoing basis the recoverability of long-lived tangible and intangible assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of intangible assets is to review the carrying value of intangible assets if the facts and circumstances suggest that they may be impaired. If this review indicates that intangible assets will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of intangible assets will be reduced to their estimated fair value.

Income Taxes

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

Pension Plans

         The Company has defined benefit and defined contribution pension plans which cover certain current and former employees of the Company who meet eligibility requirements. Benefits are based on years of service and, in some cases, the employee's compensation. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act. Plan assets are principally invested in common stocks, mutual funds, fixed income securities and cash equivalents. Subsidiaries of the Company outside the United States have retirement plans that provide certain payments upon retirement.

Research and Development

         Research and development expenditures are expensed as incurred. The amounts charged against income were $3.4 in 2001, primarily incurred by Panavision, and were not significant in 2000 and 1999.

Translation of Foreign Currencies

         The functional currency for the Company's foreign subsidiaries is the local currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Statement of operations items are translated at the average rates of exchange prevailing during the period. Translation gains and losses are recorded as a component of accumulated other comprehensive loss in the Company's statements of stockholders' equity. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

Stock-Based Compensation

         The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 8).

Investments

         Investments of approximately $5.0 and $1.2 at December 31, 2001 and 2000, respectively, accounted for under the equity method are included in other assets in the accompanying consolidated balance sheet. The Company's share of earnings or losses in its equity investees is included in other, net in the accompanying consolidated statements of operations.

Derivatives and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments.

         The Company adopted SFAS No. 133 on January 1, 2001, and is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income
(loss) or other comprehensive income (loss), as appropriate. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

2.       Acquisitions

Flavors Acquisition

         On November 25, 1996, Mafco Consolidated Group Inc. ("MCG") and M & F Worldwide consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, by and among MCG, M & F Worldwide and PCT International Holdings Inc. ("Purchaser"), a Delaware corporation and wholly owned subsidiary of M & F Worldwide. Pursuant to the Purchase Agreement, Purchaser acquired from MCG (the "Flavors Acquisition"), all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors"), a Delaware corporation and wholly owned subsidiary of MCG, and 23,156,502 Value Support Rights (each a "VSR" and, collectively, the "VSRs") issued pursuant to a Value Support Rights Agreement (the "VSR Agreement"), dated November 25, 1996 between MCG and American Stock Transfer & Trust Company, as trustee. On December 31, 1996, the Company distributed to its stockholders the VSRs received as part of the Flavors Acquisition.

         In consideration for the Shares and VSRs, Purchaser paid MCG cash in the amount of $180.0. In addition, Purchaser paid MCG deferred cash payments of $3.7 on June 30, 1997 and $3.5 on January 2, 1998.

         Immediately following the Flavors Acquisition, Mafco Worldwide Corporation, a wholly-owned subsidiary of Flavors, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and Pneumo Abex becoming a wholly owned subsidiary of Flavors.

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

Panavision Acquisition

         Pursuant to a Stock Purchase Agreement dated as of April 19, 2001 (the "Stock Purchase Agreement") between PX Holding Corporation ("PX Holding"), a subsidiary of Holdings, and the Company, the Company acquired from PX Holding 7,320,225 shares of common stock (the "Acquired Shares") of Panavision. The aggregate consideration for the Acquired Shares, including fees, was $121.0 and consisted of (i) $80.0 in cash, (ii) 1,500,000 shares of M & F Worldwide common stock held in treasury and (iii) 6,182,153 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock (the "Series B Preferred Stock") of M & F Worldwide having a liquidation preference of $6.50 per share and one vote per share. The $80.0 in cash was funded in part pursuant to an Amended and Restated Credit Agreement totaling $105.0 (the "Amended Credit Agreement") entered into on April 19, 2001 among Pneumo Abex, Flavors, BNP Paribas, JP Morgan Chase, and the lenders group thereto pursuant to which Pneumo Abex drew $95 at closing. Immediately following the acquisition of the Acquired Shares (the "Panavision Acquisition"), the Company contributed the Acquired Shares to the capital of a wholly owned subsidiary, PVI Acquisition Corp.

         Immediately after the transaction, MCG, an indirect subsidiary of Holdings, owned 6,648,800 shares of common stock of M & F Worldwide (representing 32.24% of the outstanding common stock and 24.81% of the outstanding voting stock); PX Holding owned 1,500,000 shares of common stock of M & F Worldwide (representing 7.27% of the outstanding common stock and 5.60% of the outstanding voting stock); and PX Holding owned 6,182,153 shares of the Series B Preferred Stock (representing 100% of the class and 23.06% of the outstanding voting stock). Accordingly, Holdings' indirect beneficial ownership of M & F Worldwide represented 39.51% of the outstanding M & F Worldwide common stock and 53.47% of the outstanding M & F Worldwide voting stock immediately after the transaction.

         In connection with the closing of the Panavision Acquisition, Panavision, for federal income and certain state and local tax purposes, became a member of the affiliated group of which the Company is the common parent and left the affiliated group of which Holdings is the common parent. In connection with such event, Panavision, certain of its subsidiaries and the Company entered into a tax sharing agreement dated as of April 19, 2001, pursuant to which Panavision, certain of its subsidiaries and the Company agreed to allocate and share any liabilities which arise by virtue of the parties being consolidated for federal, and certain state and local income tax purposes.

         Panavision, PX Holding and M & F Worldwide entered into a letter agreement (the "Registration Rights Agreement Transfer Letter"), dated as of April 19, 2001, confirming that upon acquisition of the Acquired Shares, M & F Worldwide or its designated affiliate, PVI Acquisition Corp., will become a "Holder" under the Registration Rights Agreement dated as of June 5, 1998, between Panavision and PX Holding (the "Registration Rights Agreement"), and that all Acquired Shares will become "Registrable Securities" under such agreement.

         At the closing of the Panavision Acquisition, Ronald O. Perelman, the sole owner of Holdings, delivered a letter to the Company in which Mr. Perelman agreed that, if the Company determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its existing bank credit facilities (the Panavision credit facility, originally entered into on June 4, 1998, as subsequently amended on September 30, 1998 and June 30, 1999, the "Existing Credit Agreement") or 9 5/8% Senior Subordinated Discount Notes due 2006 (the "Notes" or "Existing Notes"), he or corporations under his control will provide such financial support to the Company as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M & F Worldwide determines. However, there can be no assurance that M & F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet Panavision's needs, if such needs arise. Also at the closing of the Panavision Acquisition, Holdings delivered a letter to M & F Worldwide pursuant to which Holdings agreed that it or corporations under its control would disburse to M & F Worldwide an aggregate amount of $10.0 to be invested by M & F Worldwide in Panavision (the "M & F Investment") if Panavision was unable to make required payments of principal or interest under its Existing Credit Agreement or Existing Notes, but in any event no later than December 31, 2001. Concurrently, M & F Worldwide delivered to Panavision a letter pursuant to which M & F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0 as required by Panavision to make payments of principal or interest under its Existing Credit Agreement or Existing Notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The M & F Worldwide Investment was conditioned upon M & F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Holdings. The financial support to be provided by Mr. Perelman and Holdings to the Company would be evidenced by either or both of (i) subordinated debt of the Company, maturing as the Company determines based on its cash flow projections and bearing on interest rate equal to that of the bank credit facilities outstanding at Pneumo Abex and (ii) newly issued shares of Series B Preferred Stock priced at the greater of (a) $15.00 per share and (b) the then fair market value of the Company's common stock.

         On December 21, 2001, in satisfaction of the obligation set forth in the letter dated April 19, 2001 from Holdings to the Company, PX Holding disbursed $10.0 to the Company in exchange for which the Company issued 666,667 shares of Series B Preferred Stock to PX Holding. Also on December 21, 2001, the Company purchased from PX Holding $22.0 principal amount of Existing Notes from PX Holding for $8.1. Such Existing Notes, together with $2.5 principal amount of Existing Notes owned by the Company, were delivered to Panavision in exchange for 1,381,690 newly issued shares (the "Exchanged Shares") of Panavision's Series A Non-Cumulative Perpetual Participating Preferred Stock (the "Series A Preferred Stock") in satisfaction of the Company's obligation to make the M & F Investment. The Exchanged Shares were issued at a value of approximately $9.3, which represents the Company's cost to purchase the Existing Notes delivered to Panavision. Because the Company delivered the Existing Notes to Panavision in satisfaction of obligations under an agreement entered into at the time of the Panavision Acquisition, the difference between the Company's cost and Panavision's book value of the Existing Notes was recorded as an adjustment to goodwill.

         Panavision and M & F Worldwide entered into a letter agreement, dated as of December 21, 2001, pursuant to which Panavision and M & F Worldwide agreed to amend the Registration Rights Agreement to, among other things, include the Exchanged Shares within the definition of "Registrable Securities."

         Accordingly, Holdings' indirect beneficial ownership of M & F Worldwide represents 41.53% of the outstanding M & F Worldwide common stock and 56.66% of the outstanding M & F Worldwide voting stock at December 31, 2001.

         M & F Worldwide's indirect beneficial ownership of Panavision represents 83.5% of the Panavision common stock and 85.7% of the outstanding Panavision voting stock at December 31, 2001.

         In accordance with APB Opinion No. 16, the Panavision Acquisition has been accounted for by the purchase method. The allocation of the purchase price to assets and liabilities was based on their respective estimated fair values at April 19, 2001 to the extent of the Company's 83.5% controlling interest. The remaining 16.5% is accounted for at Panavision's carryover basis. The purchase price and expenses associated with the Panavision Acquisition exceeded the estimated fair value of Panavision's net liabilities by $302.7 and has been assigned to goodwill, which is being amortized over thirty years on a straight-line basis.

         As a result of the Panavision Acquisition, the following adjustments to Panavision's assets and liabilities representing 83.5% of the totals were recorded as of the acquisition date to adjust the historical carrying values:

                                                              Increase
                                                             (Decrease)
Property, plant and equipment                                $  40.8
Patents and trademarks                                          68.6
Other                                                           (2.8)
Long-term debt                                                   3.8
Deferred tax assets                                             15.6
Deferred tax liabilities                                        45.1

         The purchase price allocation for Panavision is preliminary and is subject to adjustment with respect to the fair value of $37.7 principal amount of Existing Notes, due to uncertainty of the outcome of a pending settlement relating to the Panavision Acquisition (see discussion of the Consolidated Action in Note 12).

         The following unaudited pro forma financial information gives effect to the Panavision Acquisition as if it had occurred on January 1, 2000. The pro forma information for the twelve-month periods ended December 31, 2001 and December 31, 2000 include certain adjustments, primarily increased depreciation and amortization, increased interest expense and decreased income tax expense, and are not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 2000 and do not purport to project results of operations of the Company in any future period (in millions, except per share amounts).

                                                           December 31,
                                                      2001            2000
                                                    --------         ------
           Revenue                                  $ 289.2        $ 297.7
           Gross margin                               132.9          137.2
           Operating income                            55.2           50.6
           Net income (loss)                            0.6          (13.5)
           Basic and diluted undistributed
              income (loss) per share               $   0.01       $  (0.50)

Las Palmas Productions, Inc. Acquisition

         Pursuant to the Stock Purchase Agreement dated as of July 2, 2001 (the "EFILM Purchase Agreement"), M & F Worldwide acquired all of the shares of Las Palmas Productions, Inc. ("EFILM"). EFILM is an operator of digital laboratories, serving the major studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. EFILM services include high resolution scanning, laser film recording of digital video and high definition images to film, and digital color timing. The consideration for the acquisition consisted of (i) $6.0 in cash at closing and (ii) an additional cash payment equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Purchase Agreement) of the EFILM business over a two-year Earnout Period (as defined in the EFILM Purchase Agreement) or (b) $1.5. The additional cash payment is payable at the shareholders' election beginning approximately four months after the end of fiscal 2003 and ending approximately four months after the end of fiscal 2006. The present value of the minimum additional cash payment of $1.5 as of December 31, 2001 is included in other liabilities. Panavision operates the EFILM business pursuant to employment, license and lease agreements entered into between M & F Worldwide and Panavision, whereby the assets and employees of EFILM were leased to Panavision. In accordance with SFAS No. 141, the EFILM acquisition has been accounted for by the purchase method. The allocation of the purchase price to assets and liabilities was based on their estimated fair values at July 2, 2001. The purchase price exceeded the estimated fair value of EFILM's net assets by $5.3 and has been assigned to goodwill, which, in accordance with SFAS No. 142, is not being amortized.

3.       Inventories

         Inventories consisted of the following:

                                                 December 31,
                                            2001               2000
                                          ------             ----------
           Raw materials                   $ 42.3             $ 34.2
           Work-in-progress                   0.6                0.1
           Finished goods                    19.4               14.2
                                          -------            --------
                                           $ 62.3             $ 48.5
                                          =======            ========

4.       Property, Plant and Equipment

         Property, plant and equipment consisted of the following:

                                                          December 31,
                                                     2001            2000
                                                     ----            ----
                 Land                               $   1.6        $   1.6
                 Buildings                             23.7            9.7
                 Rental assets                        229.3             -
                 Machinery and equipment               32.5           20.8
                 Furniture and fixtures                 2.6             -
                 Other                                  2.3            0.1
                                                    --------       --------
                                                      292.0           32.2
                 Accumulated depreciation             (36.7)          (9.7)
                                                    --------       --------
                                                    $ 255.3        $  22.5
                                                    ========       =========

         Depreciation expense was $27.8, $2.7 and $2.7 in 2001, 2000 and 1999, respectively.

5.       Accrued Liabilities

         Accrued liabilities consist of the following:

                                                        December 31,
                                                    2001            2000
                                                    ----            ----
                 Interest payable                  $   2.2        $   0.3
                 Professional fees                     1.2            0.2
                 Taxes other than income taxes         2.3            0.5
                 Payroll and related costs             8.7            3.7
                 Rent                                  2.9             -
                 Income taxes payable                 10.2            6.5
                 Accrued other                         6.4            3.4
                                                   --------        --------
                                                   $  33.9        $  14.6
                                                   ========       =========

6.       Income Taxes

         Since the closing of the Panavision Acquisition on April 19, 2001, Panavision, for federal income tax purposes, has been included in the affiliated group of which M & F Worldwide is the common parent, and Panavision's federal taxable income and loss will be included in such group's consolidated tax return filed by M & F Worldwide. Panavision also may be included in certain state and local tax returns of M & F Worldwide or its subsidiaries. As of April 19, 2001, Panavision and M & F Worldwide entered into a tax sharing agreement (the "Panavision Tax Sharing Agreement"), pursuant to which the M & F Worldwide has agreed to indemnify Panavision against federal, state or local income tax liabilities of the consolidated or combined group of which M & F Worldwide (or a subsidiary of M & F Worldwide other than Panavision or its subsidiaries) is the common parent for taxable periods beginning on or after April 19, 2001 during which Panavision or a subsidiary of Panavision is a member of such group. Pursuant to the Panavision Tax Sharing Agreement, for all taxable periods beginning on or after April 19, 2001, Panavision will pay to M & F Worldwide amounts equal to the taxes that Panavision would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Panavision), except that Panavision will not be entitled to carry back any losses to taxable periods ending prior to April 19, 2001. Since the payments to be made under the Panavision Tax Sharing Agreement will be determined by the amount of taxes that Panavision would otherwise have to pay if it were to file separate federal, state and local income tax returns, the Panavision Tax Sharing Agreement will benefit M & F Worldwide to the extent M & F Worldwide can offset the taxable income generated by Panavision against losses and tax credits generated by M & F Worldwide and its other subsidiaries. To the extent that Panavision has losses for tax purposes, the Panavision Tax Sharing Agreement permits Panavision to carry those losses back to April 19, 2001 and forward for so long as Panavision is included in the affiliated group of which M & F Worldwide is the common parent (in both cases, subject to federal, state and local rules on limitation and expiration of net operating losses) to reduce the amount of the payments Panavision otherwise would be required to make to M & F Worldwide in years in which it has current income for tax purposes.

         For the period from February 1, 1999 through April 18, 2001, Panavision, for federal income tax purposes, had been included in the affiliated group of which Holdings was the common parent, and for such period Panavision's federal taxable income and loss had been included in such group's consolidated tax return filed by Holdings. As of February 1, 1999, Panavision and certain of its subsidiaries and Holdings entered into a tax sharing agreement (the "Mafco Tax Sharing Agreement") containing terms and conditions substantially the same as those in the Panavision Tax Sharing Agreement. The Mafco Tax Sharing Agreement governed tax matters between Panavision and Holdings for the period from February 1, 1999 through April 18, 2001 and continues in effect as to post Holdings consolidation matters such as audit adjustments and indemnities.

         Information pertaining to the Company's income before income taxes and the applicable provision (benefit) for income taxes is as follows:


                                                                             Year ended December 31,
                                                                  -----------------------------------------------
                                                                      2001              2000               1999
                                                                  ----------         ---------         ---------
         Income before income taxes:
           Domestic                                               $    8.2           $  29.8           $  29.7
           Foreign                                                     4.1               2.4               2.2
                                                                  ---------          -------           --------
          Total income before taxes                               $   12.3           $  32.2           $  31.9
                                                                  =========          =======           ========

                                                                             Year ended December 31,
                                                                  -----------------------------------------------
                                                                      2001              2000               1999
                                                                  ----------         ---------         ---------

         Provision (benefit) for income taxes:
           Current:
              Federal                                             $    1.5           $   0.6           $   0.6
              State and local                                          2.1               1.3               1.3
              Foreign                                                  3.7               0.8               1.0
                                                                  --------           -------           -------
                                                                       7.3               2.7               2.9
              Deferred:
              Federal                                                  4.0              10.7               9.9
              State and local                                         (0.8)               -                 -
              Foreign                                                   -               (0.3)               -
                                                                  ----------         ---------         --------
Total provision for income taxes                                  $   10.5           $  13.1           $  12.8
                                                                  ==========         =========         ========



         The Company recorded a tax provision of $10.5 (an effective tax rate of 85.4%) and $13.1 (an effective tax rate of 40.7%) for the years ended December 31, 2001 and 2000, respectively. In 2001 the Company also recorded a tax provision of $2.3 relating to the net extraordinary gain. The effective rate in 2001 reflects non-deductible items, such as non-deductible excise tax on the pension reversion, a reduction in the valuation allowance, and foreign taxes in excess of the domestic rate. The 2000 provision reflects a foreign benefit relating to a decrease in the tax rate. The 1999 provision reflects a reduction of the valuation allowance for prior year minimum tax credits.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                                     December 31,
                                                                              2001                 2000
                                                                            ---------            --------
         Deferred tax assets:
           Current
              Inventory                                                      $  0.8            $    0.8
              Accrued expenses and other liabilities                            4.5                 0.3
           Long-term
              Other liabilities                                                 4.8                 1.5
              Property, plant and equipment                                     1.3                 1.1
              Debt original issue discount                                     11.2                  -
              Net operating loss carryforwards                                 33.9                39.1
              Capital loss carryforwards                                         -                  7.0
              Tax credit carryforwards (primarily alternative
                  minimum tax)                                                 17.6                 2.0
                                                                            ---------            ---------
                Total deferred tax asset                                       74.1                51.8
              Valuation allowance                                              (7.3)               (7.0)
                                                                            ---------            ---------
                   Total deferred tax asset net of valuation allowance         66.8                44.8

         Deferred tax liabilities:
           Long-term
              Property, plant and equipment                                    35.1                 0.6
              Pension asset                                                     4.6                11.9
              Intangibles                                                      36.3                 6.0
              Unremitted foreign earnings                                       4.2                  -
              Other                                                             0.2                  -
                                                                            ---------            ---------
                  Total deferred tax liability                                 80.4                18.5
                                                                            ---------            ---------
         Net deferred tax (liabilities) assets                              $ (13.6)             $ 26.3
                                                                            =========            =========


         The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:


                                                                     2001              2000                1999
                                                                  ---------          ---------          -------
         Statutory rate                                              35.0%             35.0%              35.0%
         State and local taxes                                       15.4               4.0                4.0
         Non-deductible excise tax                                   23.9                -                  -
         Non-deductible goodwill                                     22.4                -                  -
         Foreign tax in excess of U.S. including foreign
             losses for which no benefit was provided                17.3              (0.9)               0.7
         Decrease in valuation allowance                            (30.4)               -                (2.2)
         Other                                                        1.8               2.6                2.6
                                                                  ---------          ---------          --------
                                                                     85.4%             40.7%              40.1%
                                                                  =========          =========          ========


         As of December 31, 2001, the Company's accumulated foreign earnings were approximately $23.9. The Company has provided deferred income taxes, including withholding taxes, on undistributed Canadian earnings totaling approximately $5.6. All other foreign earnings are permanently reinvested.

         The Company at December 31, 2001, had federal net operating loss carryforwards of approximately $94.8, of which $50.0 relate to M & F Worldwide and expire in the years 2004 to 2010, and $44.8 relate to Panavision and expire in the years 2008 to 2019. Utilization of the Panavision net operating loss carryforwards may be subject to an annual limitation pursuant to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of a portion of the net operating loss before utilization.

         In March 2002 new tax legislation was enacted that will allow for utilization of alternative minimum tax net operating losses to fully offset alternative minimum taxable income for 2001 and 2002. The impact relating to this new legislation will be recorded in the first quarter of 2002, which primarily results in accelerating utilization of alternative minimum tax net operating losses.

         In order to protect the availability of the Company's net operating loss carryforwards, the M & F Worldwide charter prohibits, subject to certain exceptions, transfers of M & F Worldwide common stock until such date as fixed by the Board of Directors of M & F Worldwide to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding M & F Worldwide common stock. The Company has been advised by counsel that the transfer restriction in the M & F Worldwide charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

         In connection with the merger (the "Abex Merger") of Abex Inc. ("Abex") and a wholly owned subsidiary of Holdings and the related transfer (the "Transfer") to a subsidiary of MCG of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to the Aerospace division.

7.       Authorized Capital Stock

         M & F Worldwide's authorized capital stock consists of 250,000,000 shares of common stock, par value $0.01 per share and 250,020,000 shares of preferred stock, par value $0.01 per share. The preferred stock is issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, are set forth in the Company's Certificate of Incorporation or any amendment thereto, or in the resolution providing for the issuance of such stock adopted by the Company's Board of Directors, which is expressly authorized to set such terms for any such issue.

         There were 20,663,171 shares of common stock outstanding at December 31, 2001 of which 1,041,900 shares were held in treasury and there were 20,663,171 shares of common stock outstanding at December 31, 2000 of which 1,541,900 shares were in treasury. There were 20,000 shares of Series A Preferred Stock outstanding at December 31, 2001 and December 31, 2000, all of which were held in treasury as a result of a redemption in December 1999. At December 31, 2001, 6,848,820 shares of Series B Preferred Stock were issued and outstanding. The Company issued 6,182,153 shares of Series B Preferred Stock in connection with the Panavision Acquisition and issued 666,667 shares of Series B Preferred Stock for $10.0 in December 2001. The Series B Preferred Stock has one vote per share and a liquidation value of $6.50 per share, plus declared and unpaid dividends. Dividends on the Series B Preferred Stock are non-cumulative at a rate of $.05 per share per annum payable, if declared, quarterly in arrears. In addition to the stated dividend, the Series B Preferred Stock will also participate pro rata on a share-for-share basis with the common stock with respect to any dividends declared or paid on the common stock.

8.       Stock Option Plans

         The Company has elected to follow APB Opinion No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

         The Company established three stock plans, one in 1995, one in 1997, and one in 2000 (the "Stock Plans") which provide for the grant of awards covering up to 3.5 million shares of M & F Worldwide common stock.

         A summary of the Company's stock option activity for the Stock Plans and related information for the years ended December 31 follows:


                                                                                         Exercise Price
                                                               Shares                                   Weighted
                                                               (000)               Range               Avg. Price

    Options Outstanding at December 31, 1999                      1,993        $5.50 - $7.625               $7.07
         Grants                                                     815             5.50                     5.50
                                                            -------------
    Options Outstanding at December 31, 2000                      2,808         5.50 - 7.625                 6.62
         Options expired                                           (260)        5.50 - 7.375                 5.57
                                                            -------------
    Options Outstanding at December 31, 2001                      2,548         5.50 - 7.625                 6.72
                                                            =============

         The weighted-average remaining contractual life of options outstanding under the Stock Plans at December 31, 2001 is 6.3 years.

         Information regarding stock options exercisable under the Stock Plans is as follows:


                                                                             Year Ended December 31,
                                                                  ---------------------------------------------
                                                                     2001              2000               1999
                                                                  ---------          --------           -------
         Options Exercisable:
             Number  of shares (000)                                2,048              2,170              860
             Weighted average exercise price                        $6.54              $6.49             $7.17

         The weighted average fair value of options granted in 1999 and 2000 was $3.16 and $3.04, respectively. In 1997, 1.6 million non-qualified options were granted which included 0.5 million options to the Chairman of the Executive Committee of the Board of Directors and 1.1 million options to employees. These options have a 10 year term and are fully vested at December 31, 2001 except for the 0.5 million granted to the Chairman of the Executive Committee which vest on the fifth anniversary of the grant date. The options granted in 1999 have a 10 year term and are fully vested at December 31, 2001. The options granted in 2000 have a 10 year term and were generally fully vested at December 31, 2001.

         The exercise price of the stock options granted in 1999 were equal to the market value of the Company's stock on the dates of grant and accordingly, no compensation cost has been recognized for stock options issued in 1999. Compensation expense of $0.1 has been recognized for the options granted under the 2000 Plan as the market price exceeded the exercise price of the underlying stock on May 18, 2000, which was the date of the approval of the 2000 Plan by the stockholders. Additional compensation expense of $0.1 was recognized in 2000 as a consequence of a modification to the terms of the Chief Executive's stock option agreement.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the Stock Plans in 1999 and 2000, respectively: dividend yield of 0.0% and 0.0%; expected stock price volatility of 32.3% and 29.2%; risk-free interest rate of 6.24% and 6.20%; and expected life of 10 and 10 years.

         In addition to the Company's Stock Plans, Panavision has its own stock option plan (the "Panavision Stock Plan"). During 1999, the Board of Directors of Panavision adopted the Panavision Stock Plan, which is open to participation by directors, officers, consultants, and other key employees of Panavision or of its subsidiaries and certain other key persons. The Panavision Stock Plan provides for the issuance of incentive and nonqualified stock options under the Internal Revenue Code. An aggregate of 1,500,000 shares of Panavision Common Stock are reserved for issuance under the Panavision Stock Plan. The options are granted for a term of ten years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant and the term of the option may not exceed five years. The Panavision Stock Plan also provides that the aggregate fair market value (determined as of the time the option is granted) of Panavision Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $0.1.

         A summary of Panavision's stock option activity and related information for the years ended December 31 is as follows:


                                                                                       Exercise Price
                                                               Shares        ----------------------------------
                                                            ------------                                Weighted
                                                               (000)               Range               Avg. Price

    Options Outstanding at December 31, 1999                      1,162            $10.00                  $10.00
         Options expired                                            (67)            10.00                   10.00
         Grants                                                     130              7.50                    7.50
                                                            -------------
    Options Outstanding at December 31, 2000                      1,225         10.00 - 7.50                 9.73
                                                            -------------
    Options expired                                                (233)           10.00                    10.00
                                                            -------------
    Options Outstanding at December 31, 2000                        992         10.00 - 7.50                 9.67
                                                            =============

         The weighted-average remaining contractual life of options outstanding under the Panavision Stock Plan at December 31, 2001 is 7.8 years.

         Information regarding stock options exercisable under the Panavision Stock Plan is as follows:


                                                                             Year Ended December 31,
                                                                  ---------------------------------------------
                                                                     2001              2000               1999
                                                                  ---------          --------           -------
         Options Exercisable:
              Number of shares (000)                                   949             1,139               155
              Weighted average exercise price                         $9.77             $9.90            $10.00



         There were no options granted under the Panavision Stock Plan in 2001. For 2000, the weighted average fair value of options whose exercise price is less than the market price of the stock on the date of the grant is $4.97. For 2000 and 1999, the weighted average fair value of options granted whose exercise price is more than the market price of the stock on the grant date is $3.39 and $1.07, respectively. The fair values are as of the respective grant dates and were estimated using the following assumptions and the Black-Scholes option valuation model:


                                                                     2001              2000               1999
                                                                  ---------          --------           -------
         Risk-free interest rate                                     N/A                6.53%              6.05%
         Expected life                                               N/A              5 years            5 years
         Expected volatility                                         N/A                 0.44               0.38
         Expected dividend yields                                    N/A                0.00%              0.00%

         Had compensation cost for the stock options issued by the Company been determined based on the fair value at grant date for awards under the Stock Plans, and after April 19, 2001, the Panavision Stock Plan, consistent with the provisions of SFAS No. 123, the Company's net income and income per share for the years ended December 31, 2001, 2000, and 1999, respectively, would have been reduced to the pro forma amounts indicated below:


                                                                              Year Ended December 31,
                                                                  ---------------------------------------------
                                                                     2001              2000               1999
                                                                  ---------          --------           -------
         Net income - as reported                                   $ 6.1            $19.1               $19.1
         Net income - pro forma                                       5.1             15.5                17.8
         Basic undistributed income per share - as reported           0.24             0.96                0.85
         Diluted undistributed income per share - as reported         0.24             0.96                0.83
         Basic undistributed income per share - pro forma             0.20             0.78                0.79
         Diluted undistributed income per share - pro forma           0.20             0.78                0.77

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. M & F Worldwide's and Panavision's stock options have characteristics significantly different from those of traded options such as vesting restrictions and non-transferability of options. In addition, the assumptions used in option valuation models are subjective, particularly the expected stock price volatility for the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not provide a reliable single measure of the fair value of its employee stock options.

9.       Pension Plans

         Certain current and former employees of Mafco Worldwide are covered under various defined benefit retirement plans. Plans covering salaried employees generally provide pension benefits based on years of service and compensation. Plans covering hourly employees and union members generally provide stated benefits for each year of credited service. Plan assets are invested primarily in common stocks, mutual funds, fixed income securities and cash equivalents. Mafco Worldwide's funding policy is to contribute annually the statutory required minimum amount as actuarially determined.

         On February 15, 2001, the Mafco Worldwide Corporation Defined Benefit Pension Plan was terminated. The amount of cash retained by Mafco Worldwide in connection with the termination was $33.8 after settlement of benefit obligations, the payment of a federal excise tax and the transfer of approximately $14.1 of residual assets to a new pension plan for current salaried employees similar in terms to the terminated plan. As a result of the termination, the Company recorded a net gain of $11.1 after federal excise taxes of $8.5.

         The following table reconciles the funded status of Mafco Worldwide's pension plans:


                                                                                    December 31,
                                                                              2001               2000
                                                                           ---------           ---------
         Accumulated Benefit Obligation                                    $    3.5            $ 128.0
                                                                           =========           =========

         Change in Projected Benefit Obligation
           Projected benefit obligation at beginning of year               $  129.9            $ 127.7
           Service cost                                                         0.3                0.3
           Interest cost                                                        1.5                9.2
           Plan amendments                                                      0.4                 -
           Assumption changes                                                   0.2                 -
           Actuarial loss                                                      20.0                1.9
           Benefits paid                                                       (1.7)              (9.2)
           Settlements                                                       (145.2)                -
                                                                            ---------           ---------
           Projected benefit obligation at end of year                          5.4              129.9
                                                                            ---------           ---------

         Change in Plan Assets
           Fair value of assets at beginning of year                          198.2              188.8
           Actual return on plan assets                                         8.2               18.6
           Benefits paid                                                       (1.7)              (9.2)
           Settlements                                                       (145.2)                -
           Asset reversion                                                    (42.3)                -
                                                                           ----------           ----------
           Fair value of assets at end of year                                 17.2              198.2
                                                                           ----------           ----------

         Plan assets in excess of projected benefit obligations                11.8               68.3
           Unrecognized prior service cost                                      0.5                0.1
           Unrecognized net loss (gain)                                         1.1              (34.5)
                                                                           --------            ----------
         Net pension asset                                                 $   13.4             $ 33.9
                                                                           ========            ==========

         Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by U.S. income tax regulation. In addition, Mafco Worldwide has an unfunded benefit plan which provides benefits to certain former employees of Pneumo Abex. The projected benefit obligations, after adjusting for prior service costs, minimum pension liabilities, and unrecognized actuarial gains and losses for the plans, were $2.4 and $2.2 at December 31, 2001 and 2000 respectively and are included in other liabilities.

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25% and 7.5% as of December 31, 2001 and 2000 respectively. The rate of increase in future compensation levels reflected in the determination of Mafco Worldwide's salaried plans and the supplemental benefit plan was 5% for 2001 and 2000. Certain employees of Mafco Worldwide are covered under a union pension plan which provides for a benefit accrual based upon a flat dollar amount for each year of credited service. The expected long-term rate of return on assets for both the non-union and union plans was 9.5% in 2001, 2000, and 1999.

         Plan assets and liabilities were primarily measured on December 31, 2001 and October 31 for 2000.

         Net periodic pension income for Mafco Worldwide's funded plans, which is included in selling, general and administrative expenses, is due to the overfunded status of the plans and consisted of the following components:


                                                                              Year Ended December 31,
                                                                      -----------------------------------------
                                                                       2001         2000             1999
                                                                       ----         ----             ----
         Service cost - benefits earned during the period            $  0.3        $  0.3          $   0.3
         Interest cost on projected benefit obligations                 1.5           9.2              9.0
         Expected return on plan assets                                (3.9)        (16.1)           (14.7)
                                                                     --------      -------         --------
         Net pension income                                          $ (2.1)        $(6.6)           $(5.4)
                                                                     ========      ========        ========

         In addition, Mafco Worldwide has a defined contribution 401(k) plan covering domestic salaried employees. Mafco Worldwide contributes up to 2% of an employees' salary to this plan.

         Panavision sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. Panavision makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the period April 20, 2001 to December 31, 2001, the Company expensed $0.6, related to the 401(k) plan.

         In addition, Panavision sponsors a defined contribution retirement plan covering certain foreign employees. Participating employees contribute from 4% to 15% of their base compensation. Panavision contributes 10.5% to 13.0% of base compensation for participating employees depending upon their level of contribution. For the period April 20, 2001 to December 31, 2001, the Company expensed $0.6, representing Panavision's contributions.

10.      Short-Term Borrowings and Debt


                                                                                    December 31,
                                                                           -----------------------------
                                                                              2001                 2000
                                                                           ---------            --------
        Mafco Worldwide
           Amended Credit Agreement:
              Term loan                                                     $   82.5            $   -
              Revolving credit facility                                          -                29.0
           Other                                                                 1.5               0.4
                                                                            ---------           ---------
                                                                                84.0              29.4
         Panavision
           Existing Credit Agreement:
              Term loan                                                        198.3                -
              Revolving credit facility                                         79.0                -
           9 5/8% Senior Subordinated Discount Notes Due 2006                  183.5                -
                                                                            ---------           ---------
                                                                               460.8                -

         EFILM                                                                   0.1                -
                                                                            ---------           ---------

         Total short-term borrowings and debt                                  544.9              29.4
                                                                             --------           ---------

         Less short-term borrowings and current maturities                     (43.3)             (0.4)
                                                                             ---------          --------

         Long-term debt                                                     $  501.6            $  29.0
                                                                            =========           ========


         On April 19, 2001 (the "Closing Date"), Mafco Worldwide entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with a group of banks pursuant to which Mafco Worldwide may borrow up to $105.0. The Amended Credit Agreement includes a $90.0 five-year term loan facility which was fully drawn on the Closing Date and a $15.0 five-year revolving loan facility, $5.0 of which was drawn on the Closing Date (the "Loans") and $4.6 was reserved to support lender guarantees for outstanding letters of credit. The five-year $90.0 term loan is repayable in quarterly installments which commenced on June 30, 2001; totalling $7.5 in 2001, $13.8 in 2002, $18.7 in 2003, $20.0 in 2004, $23.7
in 2005 and $6.3 in 2006. A mandatory repayment is required in April of each year based upon prior year excess cash flow (as the defined in the Amended Credit Agreement). This amount is $4.3 at December 31, 2001 and, when paid, will be applied to reduce amounts that otherwise are due in 2006. The $15.0 revolving loan is for five years and may also be used to support lender guarantees for outstanding letters of credit. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii) Eurodollar Loans, plus a borrowing margin (2.5% on ABR Loans and 3.5% on Eurodollar Loans at December 31, 2001). As of December 31, 2001, there was $82.5 outstanding under the term loan, and $4.6 of the revolving loan facility was reserved for lender guarantees on outstanding letters of credit. The average interest rate at December 31, 2001 was 5.89%. Substantially all the domestic assets of Pneumo Abex are pledged to secure the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets.

         As of December 31, 2000, $29.0 was outstanding under the revolving loan facility and $4.6 was reserved for lender guarantees on outstanding letters of credit.

         Mafco Worldwide's French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2,897,000 Euros (approximately $2.6 at December 31, 2001) for working capital purposes. The amounts borrowed which are included in short-term borrowings were $1.5 and $0.4 at December 31, 2001 and 2000, respectively.

         Panavision's Existing Credit Agreement is comprised of two facilities, the Term Facility and the Revolving Facility. The Term Facility has two tranches: the Tranche A Term Facility is a 6-year facility in an aggregate principal amount equal to $90.0 and the Tranche B Term Facility is a 7-year facility in an aggregate principal amount of $150.0. The Revolving Facility is a 6-year facility in an aggregate principal amount of $100.0. The Tranche A Term Facility and the Tranche B Term Facility are repayable in quarterly installments. Borrowings under the Existing Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate ("ABR") (as defined in the Existing Credit Agreement) or the Eurodollar Rate (as defined in the Existing Credit Agreement) plus, in each case, a margin that will be based on the performance of Panavision at agreed upon levels. The applicable margin at December 31, 2001 on loans under the Revolving Facility and the Tranche A Term Facility was 2.75% for Eurodollar Loans (as defined in the Existing Credit Agreement) (4.85% to 6.23% at December 31, 2001) and 1.75% for ABR Loans (as defined in the Existing Credit Agreement). The applicable margin at December 31, 2001 on loans under the Tranche B Term Facility was 3.00% for Eurodollar Loans (4.91% to 5.10% at December 31, 2001) and 2.00% for ABR Loans. Panavision may select interest periods of one, two, three or six months for Eurodollar Loans. If at any time Panavision is in default in the payment of any amount of principal due under the Existing Credit Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.

         Panavision's obligations under the Existing Credit Agreement are secured by substantially all of Panavision's assets. The Existing Credit Agreement requires that Panavision meet certain financial tests and contains other restrictive covenants including limitations on indebtedness, leverage ratio levels, interest coverage ratio levels and restrictions on the ability of Panavision to declare or pay dividends to its stockholders. As of December 31, 2001, the Company believes that Panavision was in compliance with all financial covenants of the Existing Credit Agreement.

         At the closing of the Panavision Acquisition, Ronald O. Perelman, Holdings' sole shareholder, delivered a letter to M & F Worldwide in which Mr. Perelman agreed that, if M & F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control will provide such financial support to M & F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in such amount as M & F Worldwide determines.

         On March 15, 2002, Panavision amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that Panavision must maintain through December 31, 2002 (the "March Amendment").

         In connection with the March Amendment, Panavision agreed with the lenders under the Existing Credit Agreement to pay the lenders a fee equal to 1% of the amount of the Existing Credit Agreement if Panavision does not reduce amounts outstanding under the Existing Credit Agreement by $100.0 before June 30, 2002. Under the Existing Credit Agreement, as amended, it is an event of default if Panavision does not receive $10.0 in cash equity in exchange for shares of newly issued Panavision Common Stock or perpetual preferred stock ("Perpetual Preferred Stock") by June 30, 2002 or it does not apply such amount, promptly after receiving it, as an optional pre-payment of the revolving credit facility. The Company currently expects that Panavision will receive such a cash contribution from one of its affiliates unless the Existing Credit Agreement is terminated or amended to remove this event of default prior to June 30, 2002. It is also an event of default under the amended Existing Credit Agreement if Panavision does not receive $37.7 principal amount at maturity of the Existing Notes in exchange for shares of Panavision's newly issued Common Stock or Perpetual Preferred Stock, on the earlier of two business days after the settlement of the Consolidated Action (see Note 12) or June 30, 2002 or cancel such Existing Notes promptly after receiving them. The board of M & F Worldwide has approved the acquisition of $37.7 principal amount at maturity of the Existing Notes and has also agreed to contribute these Existing Notes to Panavision in exchange for shares of Panavision's Perpetual Preferred Stock. The board of Panavision has approved the issuance of shares of its Perpetual Preferred Stock in exchange for the contribution of the Existing Notes.

         During 2002, Panavision is required to make principal payments under its Existing Credit Agreement of $23.7.

         The Existing Notes were issued at a discount representing a yield to maturity of 95/8%. There are no periodic payments or interest through February 1, 2002. Thereafter, they bear interest at a rate of 95/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

         As discussed in Note 2, in December 2001, M & F Worldwide delivered Existing Notes with an aggregate principal amount of $24.5 to Panavision in exchange for 1,381,690 shares of Panavision's Series A Preferred Stock. The Existing Notes, which remain outstanding at December 31, 2001, have a principal amount at maturity of $182.0, exclusive of $11.4 principal amount at maturity owned by Pneumo Abex at December 31, 2001 that have been eliminated in consolidation.

         The following sets forth the aggregate principal maturities of Panavision's debt during the twelve-month periods ending December 31st :

                    2002                          $  23.7
                    2003                             42.8
                    2004                            180.9
                    2005                             29.9
                    2006                            182.0

         The aggregate principal amount for 2006 represents the fully accreted value of the Existing Notes, exclusive of the effects of the step-up in basis in connection with the Panavision Acquisition and $11.4 principal amount at maturity owned by Pneumo Abex that have been eliminated in consolidation.

         In order to provide Panavision with additional financial and operating flexibility and to improve its overall capital structure, Panavision intends to undertake a refinancing of its existing debt which Panavision expects to include a new credit agreement which Panavision currently expects will provide for a term loan of up to $150.0 and a $30.0 revolving credit facility, an issuance of approximately $250.0 of secured securities and the retirement of a substantial amount of its Existing Notes. Panavision intends to use the proceeds of the issuance of the new securities, together with borrowings under the new credit agreement, to repay the Existing Credit Agreement and purchase or otherwise retire the outstanding Existing Notes.

         Panavision currently expects that it will consummate the refinancing transactions described above during the second quarter of 2002. However, there can be no assurance that Panavision will be able to consummate these refinancing transactions, or any particular transaction, on the terms described above or at all. In the event that Panavision is unable to consummate these refinancing transactions, it may be required to seek additional sources of liquidity in order to meet its obligations under the Existing Credit Agreement.

11.      Financial Instruments

         Most of the Company's customers are in the tobacco and entertainment industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.

         The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and debt approximate fair value.

12.      Commitments and Contingencies

Lease and Purchase Commitments

         Rental expense, which includes rent for facilities, equipment and vehicles, under operating leases amounted to $6.0 (including Panavision after April 19, 2001), $0.3 and $0.1 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum rental commitments for operating leases with noncancelable terms in excess of one year from December 31, 2001 are as follows:

                          2002                           $  7.9
                          2003                              6.7
                          2004                              5.5
                          2005                              4.7
                          2006                              4.0
                          Thereafter                       14.4
                                                         -------
                                                         $ 43.2

         Mafco Worldwide had outstanding letters of credit totaling $4.6 at both December 31, 2001 and 2000. Amounts available to Panavision under various letters of credit total approximately $0.6, all with expiration dates ranging from June, 2002 through June, 2004. In addition, Panavision has various lines of credit totaling approximately $1.3 at December 31, 2001, under which no amounts were drawn.

         At December 31, 2001, Mafco Worldwide had obligations to purchase approximately $9.9 of raw materials.

Corporate Indemnification Matters

         The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In connection with the Abex Merger, a subsidiary of Abex, M & F Worldwide, Pneumo Abex and certain other subsidiaries of M & F Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to Aerospace, were transferred to a subsidiary of MCG, with the remainder being retained by Pneumo Abex. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

         The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kind of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor confirmed that it will fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor for all claims other than a small portion of the indemnified asbestos-related claims. As to that portion, the Company and MCG in November 2001 commenced an arbitration (the "Arbitration") against the Indemnity Guarantor seeking, among other things, an order confirming the Indemnity Guarantor's obligation and reimbursement of amounts that the Company has been required to advance on the Indemnity Guarantor's behalf in the interim. The Indemnity Guarantor has filed two counterclaims in the Arbitration. The first seeks an offset to the Company's claim for reimbursement for any amount that the Indemnity Guarantor claims should have been payable by insurance, to the extent that the Company prevails in its claim. The second counterclaim seeks reimbursement of amounts the Indemnity Guarantor has paid with respect to these claims to the extent that the Arbitration panel upholds its position on the scope of the indemnity. The Company expects that all presentations in the Arbitration will be complete by May 2002 and that it will prevail in all respects. Accordingly, at December 31, 2001, the Company has not recorded any reserve against its outstanding receivable of $2.8 with the Indemnity Guarantor.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement in full each month for its monthly expenditures for asbestos-related claims other than expenses for the claims subject to the Arbitration. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

         The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex's and its predecessor's operations to the extent not paid by third party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business which were sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities will be the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

         It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $150.0, including approximately $10.0 in remedial action costs in respect of one site actively managed and funded by the Original Indemnitor.

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit are being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 of letters of credit outstanding at both December 31, 2001 and 2000, respectively, in connection with the Reimbursement Agreement.

         The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote.

         During 1999, the Original Indemnitor and Pneumo Abex conducted an arbitration concerning certain aspects of the scope of the indemnity from the Original Indemnitor. On March 6, 2000, the arbitration panel issued its decision confirming that the indemnity applies as described herein, except that it did not extend to 87 asbestos-related claims, all of which have been resolved previously.

         Various legal proceedings, claims and investigations are pending against M & F Worldwide and Pneumo Abex, including those relating to commercial transactions, product liability, safety and health matters and other matters. M & F Worldwide and Pneumo Abex are involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

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

         Panavision and its subsidiaries are defendants in actions for matters arising out of normal business actions.

         The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice.

Other Litigation Matters

         In November 2000, five purported derivative and/or class actions were filed in New Castle County, Delaware Chancery Court against the Company, its board of directors and, in one case, Holdings and MCG. These actions, as well as a similar action filed in New York County, New York Supreme Court, challenged as unfair to the Company's public shareholders the original proposal to sell to the Company the stake in Panavision then indirectly owned by Holdings. Following consummation of the Panavision transaction in April 2001, the five Delaware actions were consolidated under the caption In re M & F Worldwide Corp. Shareholders Litigation, C.A. No. 18502-NC (the "Consolidated Action"), the operative complaint in the Consolidated Action was amended to challenge the transaction as consummated, and another shareholder filed a related action in the Delaware Chancery Court, captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The operative complaints sought, among other things, rescission of the transaction, damages, a declaratory judgment that the transaction was unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Company and the parties to the Vannini action settled that litigation, pursuant to which, among other things, the Company acquired one million shares of Company common stock held by the plaintiff, the plaintiff dismissed his claim with prejudice, and the Company agreed to pay to plaintiff $10.0 plus up to $1.0 for reimbursement of his legal costs. The Company recorded treasury stock of $6.5 and shareholder litigation settlement expense of $4.5 in 2001 in connection with the Vannini settlement. After the Vannini settlement, plaintiffs in the Consolidated Action commenced a separate derivative action in the Delaware Chancery Court against the Company's directors and Holdings challenging the settlement as a breach of fiduciary duty.

         In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, which agreement has subsequently been reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. The principal terms of the agreement, which are subject to court approval, are as follows:

         o Shareholders who held Company common stock on April 19, 2001 and who continue to hold through the date of the settlement hearing (the "Settlement Class") will be entitled to obtain up to $2.15 per share, with the amount being reduced proportionately if necessary so that the total payout will not exceed $12 (the "Settlement Fund").

         o Counsel for the Settlement Class will receive attorneys' fees and expenses as awarded by the court, up to $2.75.

         o All decisions contemplated to be made by the Company under that certain letter agreement dated April 19, 2001 between the Company and the sole shareholder of Holdings shall be made by a committee of Company directors who are and were not directly or indirectly employed by such sole shareholder and are otherwise disinterested (the "Independent Committee").

         o Defendants in the Consolidated Action shall not make, or cause or permit their affiliates to make, any future purchase of the Existing Notes of Panavision without first offering to the Company the opportunity to make such purchase, which opportunity shall be evaluated by the Independent Committee.

         o The Company shall have the right to purchase from Holdings approximately $37.7 principal amount at maturity of Existing Notes at any time through the maturity of such Existing Notes and in the sole discretion of the Independent Committee, at a price equal to the current holder's purchase price plus a reasonable cost of carry.

         o The Consolidated Action and the action challenging the Vannini settlement shall be dismissed with prejudice, and the Settlement Class shall provide to defendants a full release of all claims relating to the subject of such lawsuits or any corporate opportunity claim relating to the purchase of Existing Notes by certain defendants or their affiliates.

         Pursuant to agreements, the Settlement Fund is not the responsibility of the Company and the cash portion of the settlement will be funded entirely from insurance. As a result, the Company has neither accrued any liability nor recorded a receivable for recovery from insurers as of December 31, 2001. Certain of the named plaintiffs in the Consolidated Action have indicated to the court that they intend to oppose the settlement when it is presented for approval. While the Company believes that the settlement is fair, reasonable and in the best interests of the Company's shareholders, it can give no assurance that the court will approve it.

13.      Related Party Transactions

         During fiscal 2001, the three executive officers of the Company were executives of Holdings. Such executive officers were not compensated by the Company. Accordingly, in accordance with Securities and Exchange Commission Staff Accounting Bulletin 79, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)," the value of the services provided by such officers to the Company in the amount of $1.5 is reflected in the accompanying consolidated financial statements as compensation expense and a corresponding increase to paid-in-capital. Neither Holdings nor any of such executive officers received any payment from the Company in connection with its recognition for accounting purposes of such $1.5 of compensation expense.

         Included in accounts payable in the consolidated balance sheet at December 31, 2001, is $1.2 due to Holdings.

         The Company paid a subsidiary of Holdings $0.8 and $0.3 to reimburse to it a portion of the chief executive officer's compensation expense in 2000 and 1999, respectively, representing time devoted by him to the affairs of the Company. The Company received from a subsidiary of Holdings $0.1 to reimburse to it a portion of another executive of the Company's salary expense in both 2000 and 1999 representing time devoted by him to the affairs of such subsidiary of Holdings.

         At December 31, 2001, the Company recorded amounts payable to DHD Ventures, LLC (see Note 15) of approximately $0.2 relating to equipment rentals facilitated by Panavision on behalf of DHD Ventures. Such amount is included as a reduction of accounts receivable in the accompanying consolidated balance sheets.

         Included in other assets at December 31, 2001 is a note receivable of approximately $0.3 due in 2003 from Pany Rental, Inc. (dba Panavision New York), an agent in which Panavision holds a one-third interest.

         In December 2001, Panavision entered into a lease agreement with TFN Lighting Corp. ("TFN"), a wholly owned subsidiary of Pany Rental, Inc. (dba Panavision New York), whereby Panavision leased to TFN certain of its lighting and related equipment located in the United States. The lease term commences on February 1, 2002 and continues for 45 months. Monthly rental payments are due in specified amounts as outlined in the lease agreement. At the end of the Option Term, as defined in the lease, TFN will have the option to purchase the lighting and related equipment covered by the lease.

         See also Note 2, Acquisitions, and Note 12, Commitments and Contingencies.

14.      Significant Customer

         Mafco Worldwide has a significant customer in the tobacco industry, Philip Morris Companies Inc., which accounted for approximately 31% of Mafco Worldwide's net revenues in 2001, 30% of 2000 net revenues and 29% of net revenues in 1999.

15.      DHD Ventures

         In July 2000, Panavision announced the establishment of a strategic relationship with Sony Electronics Inc. ("Sony") to form DHD Ventures, LLC ("DHD Ventures"). Panavision owns 51% of DHD Ventures but does not exercise control. As a result, Panavision's investment in DHD Ventures is accounted for under the equity method. DHD Ventures, along with Panavision, couples Sony's 24P CINEALTA(TM) high definition digital camera with Panavision's advanced PRIMO DIGITAL(TM) lenses to form a state-of-the-art digital camera system for use in the motion picture and television industry. These camera systems are available for rent exclusively through Panavision's domestic and international owned and operated facilities and worldwide agent network.

         In addition, Sony purchased, for an aggregate consideration of $10.0, 714,300 shares of Panavision Common Stock, representing approximately 8% of Panavision's Common Stock, and a warrant to acquire an additional 714,300 shares of Panavision Common Stock at an exercise price of $17.50 per share, subject to adjustment. The warrants are fully exercisable at any time through July 25, 2010.

16.      Segment and Geographic Information

         As a result of the Panavision Acquisition in April of 2001, the Company has two significant industry segments. Mafco Worldwide produces licorice extract for the tobacco and confectionery industries. Panavision designs, manufactures and supplies high precision camera systems for the motion picture and television industries, rents lighting equipment and sells goods and services for those markets.


                                                                             Year ended December 31,
                                                                  -----------------------------------------------
                                                                     2001              2000               1999
                                                                  ----------         ---------         ---------
         Net sales to external customers (a)
           Panavision
              North America                                       $   66.7           $   -             $   -
              Europe                                                  43.8               -                 -
              Asia/Pacific                                            14.5               -                 -
                                                                  ---------          ---------         ---------
                Subtotal                                             125.0               -                 -
           Mafco Worldwide
              North America (b)                                       84.7              79.8              81.8
              France                                                  13.7              13.3              15.5
                                                                  ---------          ---------         ---------
                Subtotal                                              98.4              93.1              97.3
                                                                  ---------          ---------         ---------
                Total                                             $  223.4             $93.1             $97.3
                                                                  =========          =======           ========

(a)      Revenues reported by country of domicile.
(b)      Includes export sales of $30.7, $28.2, and $28.9 in 2001, 2000, and 1999 respectively.



                                                                              Year ended December 31,
                                                                  ----------------------------------------------
                                                                     2001              2000               1999
                                                                  ----------         ---------         ---------
         Operating income (loss)
           Panavision
              North America                                       $    4.5           $   -             $   -
              Europe                                                  (1.1)              -                 -
              Asia/Pacific                                             1.1
              Corporate                                                1.7               -                 -
                                                                  ---------          ---------         ---------
                Subtotal                                               6.2               -                 -
           Mafco Worldwide
              North America (b)                                       34.1             31.1              32.5
              France                                                   4.4              3.9               4.0
              Pension reversion gain                                  11.1               -                 -
              Corporate                                               (4.4)             0.4              (1.5)
                                                                  ----------         ---------         ---------
                Subtotal                                              45.2              35.4              35.0

           Corporate expenses                                         (7.3)             (0.4)             (0.5)
                                                                  ----------         ----------         --------

           Operating income                                       $   44.1               $35.0             $34.5
                                                                  ==========         ===========        ========


                                                                           December 31,
                                                                     2001              2000
                                                                  ----------         ---------
         Long lived assets
           Panavision
              North America                                       $  464.0           $   -
              Europe                                                  79.6               -
              Asia/Pacific                                            12.1               -
              Corporate                                               53.8               -
                                                                  ---------          ---------
                Subtotal                                             609.5               -
           Mafco Worldwide
              North America                                           19.0              39.9
              France                                                  15.0              16.0
              Other, foreign                                           1.5               2.0
              Corporate                                              149.4             150.9
                                                                  ---------          ---------
                Subtotal                                             184.9             208.8
                                                                  --------           ---------
                Total                                             $  794.4            $208.8
                                                                  ========            ========

17.      Unaudited Quarterly Financial Information

         The following is a summary of unaudited quarterly financial information for 2001 and 2000:


                                                                                    2001
                                                       -------------------------------------------------------------
                                                           First          Second(1)          Third(1)      Fourth(1)
                                                           -----          ------             -----         ------

         Net sales                                         $25.4             $69.1            $61.5          $67.4
         Gross profit                                       12.0              34.1             24.6           29.0
         Net income (loss)                                   9.0               3.8             (8.2)           1.5
         Income (loss) per common share:
           Basic                                           $0.47            $0.15            $(0.31)         $0.06
           Diluted                                         $0.47            $0.15            $(0.31)         $0.06


                                                                                    2000
                                                        ------------------------------------------------------------
                                                           First            Second            Third           Fourth

         Net sales                                         $23.0             $24.9            $22.6          $22.6
         Gross profit                                       10.8              11.9             10.6           10.6
         Net income                                          4.4               5.1              4.6            5.0
         Income per common share:
           Basic                                           $0.21             $0.25             $0.24          $0.26
           Diluted                                         $0.21             $0.25             $0.24          $0.26

         Certain amounts previously reported have been reclassified to conform to the December 31, 2001 presentation.

(1) The second, third and fourth quarters of 2001 include the results of Panavision after April 19, 2001.


18.      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                                 Year ended December 31,
                                                                       -----------------------------------------
                                                                        2001              2000            1999
                                                                       ------            ------          -------
         Numerator:
             Income before net extraordinary gain                      $   1.8           $  19.1         $  19.1
           Net extraordinary gain, net of taxes                            4.3                -               -
                                                                       --------          --------        -------
           Net income                                                      6.1              19.1           19.1
           Preferred stock dividends                                      (0.2)               -            (1.5)
                                                                       --------          --------        -------
           Numerator for basic earnings per share:
              Income available to common stockholders                  $   5.9           $  19.1         $ 17.6
                                                                       =========         ========        ========

           Numerator for diluted earnings per share:
             Income available to common stockholders
                Net income                                             $  5.9           $  19.1          $ 19.1
                                                                       =========        =========        ========

         Denominator (in millions):
           Basic earnings per share-weighted average shares
              Common                                                     20.0              20.0            20.7
              Preferred - participating                                   4.3                -               -
           Effect of dilutive securities:
              Convertible preferred stock                                 -                 -               2.3
              Employee stock options                                      -                 -               0.1
                                                                       ---------       ----------        ----------
           Diluted earnings per share-weighted
               average shares and assumed conversions                    24.3              20.0             23.1
                                                                       =========       ==========        ==========

         Basic earnings per share:
           Income before net extraordinary gain                           0.06              0.96             0.85
           Net extraordinary gain, net of taxes                           0.18               -                -
                                                                       ---------       ----------        ----------
           Available to common stockholders                            $  0.24           $  0.96          $  0.85
                                                                       =========       ==========        ==========

         Diluted earnings per share:
           Income before net extraordinary gain                           0.06              0.96             0.83
           Net extraordinary gain, net of taxes                           0.18               -                -
                                                                       ---------       ----------        ----------
           Available to common stockholders                            $  0.24           $  0.96          $  0.83
                                                                       =========       ==========        ==========


19.      Subsequent Event (Unaudited)

         M & F Worldwide has agreed to sell Panavision all of the issued and outstanding shares of Las Palmas Productions, Inc., for a purchase price of approximately $6.7, subject to the consummation of a refinancing of its Existing Credit Agreement.


         Schedule I - Condensed Financial Information of Registrant
                        Balance Sheets (Parent Only)
                    (in millions, except per share data)

                                                                                      December 31,
                                                                             ------------------------------
                                                                                  2001               2000
                                                                             -------------   ---------------
                                 ASSETS
Current assets:

    Cash and cash equivalents                                                 $      2.8          $        -
    Prepaid expenses and other                                                       3.8                  0.2
                                                                             ---------------    ---------------
      Total current assets                                                           6.6                  0.2

Investment in subsidiaries                                                         291.6                243.3
Receivable from subsidiaries                                                          -                   1.0
Other assets                                                                         1.7                  1.3
                                                                             ---------------    ---------------
                                                                              $     299.9         $     245.8
                                                                             ===============    ===============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                           $      1.6          $        -
   Accrued expenses                                                                  0.2                  0.1
   Payable to subsidiaries                                                           1.1                   -
                                                                             ---------------    ---------------
     Total current liabilities                                                       2.9                  0.1

Other liabilities                                                                    1.1                  -
Stockholders' equity:
   Common stock, par value $.01;  250,000,000 shares authorized;
      20,663,171 shares issued at December 31, 2001 and 2000                         0.2                  0.2
   Preferred stock, liquidation value $6.50
      6,848,820 shares issued (aggregate liquidation preference of
         $44.5 plus declared and unpaid dividends)                                  41.7                  -
    Additional paid-in capital                                                      27.9                 27.0
    Treasury stock at cost
      1,041,900 shares at December 31, 2001; 1,541,900 shares at
      December 31, 2000                                                             (6.7)                (8.7)
   Retained earnings                                                               241.3                235.4
   Accumulated other comprehensive income                                           (8.5)                (8.2)
                                                                             ---------------    ---------------
      Total stockholders' equity                                                   295.9                245.7
                                                                             ---------------    ---------------
    Total liabilities and stockholders' equity                                $     299.9         $     245.8
                                                                             ===============    ===============

                      See Note to Schedule I - Condensed Financial Information of Registrant



                       Schedule I - Condensed Financial Information of Registrant
                            Consolidated Statements of Income (Parent Only)
                                  (in millions, except per share data)

                                                                     Year Ended December 31,
                                                         ------------------------------------------------
                                                             2001             2000              1999
                                                         -------------    --------------    -------------

General and administrative expenses                      $       2.8      $      0.4        $      0.5
Shareholder litigation settlement                                4.5             -                 -
                                                         -------------    --------------    -------------
    Operating loss                                               7.3             0.4               0.5

Interest, investment and other income, net                      (0.3)            -                 -
                                                         -------------    --------------    -------------
    Loss from continuing operations before taxes                 7.0             0.4               0.5
Benefit from income taxes                                       (2.4)           (0.1)             (0.2)
                                                         -------------    --------------    -------------
    Loss from continuing operations                              4.6             0.3               0.3

Equity in income of subsidiaries                                10.7            19.4              19.4
                                                         -------------    --------------    -------------
     Net income                                                  6.1            19.1              19.1
                                                         -------------    --------------    -------------
Preferred stock dividends                                       (0.2)            -                (1.5)
                                                         -------------    --------------    -------------
    Net income available to common stockholders          $       5.9      $     19.1        $     17.6
                                                         =============    ==============    =============



              See Note to Schedule I - Condensed Financial Information of Registrant




         Schedule I - Condensed Financial Information of Registrant
            Consolidated Statements of Cash Flows (Parent Only)
                               (in millions)

                                                                            Year Ended December 31,
                                                           -----------------------------------------------------------
                                                                 2001                 2000                 1999
                                                           -----------------    -----------------    -----------------
Operating activities
Net income                                                 $       6.1          $        19.1        $        19.1
Adjustments to reconcile net income to total cash
        provided by operating activities:
              Equity in income of subsidiaries less
               than/ (in excess of) cash distributions            90.8                  (10.7)                 0.6
         Compensation expense paid by principal
                     stockholder                                   1.5                    -                     -
Changes in assets and liabilities:
         Receivable from/payables to subsidiaries                  2.1                    0.8                  2.1
         Other, net                                               (4.5)                  (0.5)                (0.3)
                                                           -----------------    -----------------    -----------------
         Cash provided by operating activities                    96.0                    8.7                 21.5
                                                           -----------------    -----------------    -----------------

Investing activities
Purchase of Panavision Inc. stock                                (81.6)                   -                    -
Purchase of Panavision Inc. Existing Notes                        (9.0)                   -                    -
Purchase of Las Palmas Productions Inc. stock                     (6.0)                   -                    -
                                                           -----------------    -----------------    -----------------
         Cash used in financing activities                       (96.6)                   -                    -
                                                           -----------------    -----------------    -----------------

Financing activities
Redemption of preferred stock                                      -                      -                  (20.0)
Proceeds from preferred stock issued                              10.0                    -                    -
Repurchase of common stock                                        (6.5)                  (8.7)                 -
Preferred stock dividends paid                                    (0.1)                   -                   (1.5)
                                                           -----------------    -----------------    -----------------
         Cash used in financing activities                         3.4                   (8.7)               (21.5)
                                                           -----------------    -----------------    -----------------

Net increase in cash and cash equivalents                          2.8                    -                    -
Cash and cash equivalents at beginning of period                   -                      -                    -
                                                           -----------------    -----------------    -----------------
Cash and cash equivalents at end of period                 $       2.8          $         -          $         -
                                                           =================    =================    =================




                      See Note to Schedule I - Condensed Financial Information of Registrant


         Schedule I - Condensed Financial Information of Registrant
          Note to Consolidated Financial Statements (Parent Only)
                (dollars in millions, except per share data)

Commitments and Contingencies

         In November 2000, five purported derivative and/or class actions were filed in New Castle County, Delaware Chancery Court against the M & F Worldwide Corp. (the "Company"), its board of directors and, in one case, Mafco Holdings, Inc. ("Holdings") and Mafco Consolidated Group, Inc. ("MCG"). These actions, as well as a similar action filed in New York County, New York Supreme Court, challenged as unfair to the Company's public shareholders the original proposal to sell to the Company the stake in Panavision Inc. ("Panavision") then indirectly owned by Holdings. Following consummation of the Panavision transaction in April 2001, the five Delaware actions were consolidated under the caption In re M & F Worldwide Corp. Shareholders Litigation, C.A. No. 18502-NC (the "Consolidated Action"), the operative complaint in the Consolidated Action was amended to challenge the transaction as consummated, and another shareholder filed a related action in the Delaware Chancery Court, captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The operative complaints sought, among other things, rescission of the transaction, damages, a declaratory judgment that the transaction was unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Company and the parties to the Vannini action settled that litigation, pursuant to which, among other things, the Company acquired one million shares of Company common stock held by the plaintiff, the plaintiff dismissed his claim with prejudice, and the Company agreed to pay to plaintiff $10.0 plus up to $1.0 for reimbursement of his legal costs. The Company recorded treasury stock of $6.5 and shareholder litigation settlement expense of $4.5 in 2001 in connection with the Vannini settlement. After the Vannini settlement, plaintiffs in the Consolidated Action commenced a separate derivative action in the Delaware Chancery Court against the Company's directors and Holdings challenging the settlement as a breach of fiduciary duty.

         In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, which agreement has subsequently been reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. The principal terms of the agreement, which are subject to court approval, are as follows:

         o Shareholders who held Company common stock on April 19, 2001 and who continue to hold through the date of the settlement hearing (the "Settlement Class") will be entitled to obtain up to $2.15 per share, with the amount being reduced proportionately if necessary so that the total payout will not exceed $12 (the "Settlement Fund").

         o Counsel for the Settlement Class will receive attorneys' fees and expenses as awarded by the court, up to $2.75.

         o All decisions contemplated to be made by the Company under that certain letter agreement dated April 19, 2001 between the Company and the sole shareholder of Holdings shall be made by a committee of Company directors who are and were not directly or indirectly employed by such sole shareholder and are otherwise disinterested (the "Independent Committee").

         o Defendants in the Consolidated Action shall not make, or cause or permit their affiliates to make, any future purchase of Panavision's 9 5/8% Senior Subordinated Discount Notes (the "Existing Notes") without first offering to the Company the opportunity to make such purchase, which opportunity shall be evaluated by the Independent Committee.

         o The Company shall have the right to purchase from Holdings approximately $37.7 principal amount at maturity of Existing Notes at any time through the maturity of such Existing Notes and in the sole discretion of the Independent Committee, at a price equal to the current holder's purchase price plus a reasonable cost of carry.

         o The Consolidated Action and the action challenging the Vannini settlement shall be dismissed with prejudice, and the Settlement Class shall provide to defendants a full release of all claims relating to the subject of such lawsuits or any corporate opportunity claim relating to the purchase of Existing Notes by certain defendants or their affiliates.

         Pursuant to agreements, the Settlement Fund is not the responsibility of the Company and the cash portion of the settlement will be funded entirely from insurance. As a result, the Company has neither accrued any liability nor recorded a receivable for recovery from insurers as of December 31, 2001. Certain of the named plaintiffs in the Consolidated Action have indicated to the court that they intend to oppose the settlement when it is presented for approval. While the Company believes that the settlement is fair, reasonable and in the best interests of the Company's shareholders, it can give no assurance that the court will approve it.


        Schedule II - Valuation and Qualifying Accounts and Reserves
                               (in millions)


         The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2001, 2000 and 1999.


                                                         Impact of
                                                        Panavision
                                           Beginning      Inc.          Amounts       Balance       Ending
                                           Balance     Acquisition     Reserved     Written Off     Balance
                                       --------------- ------------- ------------- --------------- -------------
Allowance for Doubtful Accounts

December 31, 2001                          $ 0.2          $    1.8     $   0.2        $  0.5         $ 1.7
December 31, 2000                          $ 0.2          $    -       $   -          $    -         $ 0.2
December 31, 1999                          $ 0.1          $    -       $   0.1        $    -         $ 0.2
