Form 10-Q
period 2002-03-31
M & F WORLDWIDE CORP
filed 2002-05-15
CIK 945235

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                        Commission file number: 001-13780

                              ---------------------

                              M & F WORLDWIDE CORP.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 02-0423416
--------------------------------------------        ------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

          35 EAST 62ND STREET
           NEW YORK, NEW YORK                              10021
--------------------------------------------        ------------------------
(Address of principal executive offices)                 (Zip code)

                                                   (212) 572-8600

             Registrant's telephone number including area code

                              ---------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     As of May 10, 2002, there were 19,621,271 shares of the Registrant's Common Stock outstanding.

================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

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

         Condensed Consolidated Balance Sheets.........................................................3

         Condensed Consolidated Statements of Cash Flows...............................................4

         Notes to Condensed Consolidated Financial Statements..........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........12



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................18

Item 2.  Changes in Securities........................................................................18

Item 3.  Defaults Upon Senior Securities..............................................................18

Item 4.  Submission of Matters to a Vote of Security Holders..........................................18

Item 5.  Other Information............................................................................18

Item 6.  Exhibits and Reports on Form 8-K.............................................................18

SIGNATURES............................................................................................19

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)
                                   (Unaudited)

                                                                   THREE MONTH PERIODS ENDED
                                                                   -------------------------
                                                                    MAR. 31,       APR. 1,
                                                                      2002          2001
                                                                   -----------    ----------
Net revenues
      Panavision
         Rental income                                                  $37.3           $ -
         Sales and other                                                  8.3             -
       Mafco Worldwide                                                   25.6          25.4
                                                                   -----------    ----------
         Total revenues                                                  71.2          25.4

Cost of revenues
      Panavison
         Cost of rentals                                                 21.2             -
         Cost of sales                                                    5.2             -
       Mafco Worldwide                                                   13.0          13.4
                                                                   -----------    ----------
         Total cost of revenues                                          39.4          13.4
                                                                   -----------    ----------

 Gross profit                                                            31.8          12.0
 Selling, general and administrative expenses                            17.5           2.4
 Gain on pension reversion                                                  -         (11.0)
                                                                   -----------    ----------

 Operating income                                                        14.3          20.6
 Interest expense, net                                                   (9.2)         (0.2)
 Foreign exchange loss                                                   (0.4)            -
                                                                   -----------    ----------

 Income before income taxes                                               4.7          20.4
 Provision for income taxes                                              (2.8)        (11.4)
                                                                   -----------    ----------

 Net income                                                               1.9           9.0
 Preferred stock dividend                                                (0.1)            -
                                                                   -----------    ----------
 Net income available to shareholders                                   $ 1.8          $9.0
                                                                   ===========    ==========

Basic and diluted earnings per common share:
      Common stock-undistributed earnings                               $0.07        $ 0.47
                                                                   ===========    ==========

Basic and diluted earnings per preferred share:
      Preferred stock-distributed earnings                              $0.01           $ -
      Preferred stock-undistributed  earnings                            0.07             -
                                                                   ===========    ==========
        Total preferred stock                                           $0.08           $ -
                                                                   ===========    ==========

            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      (in millions, except per share data)
                                   (Unaudited)

                                                                                                     MARCH 31,     DECEMBER 31,
                                                                                                       2002           2001
                                                                                                   -------------   ------------
                                                        ASSETS
Current assets:
      Cash and cash equivalents                                                                          $ 13.3          $ 6.2
      Accounts receivable (net of allowances of $1.7 and $1.7)                                             39.9           35.6
      Inventories                                                                                          61.0           62.3
      Prepaid expenses and other                                                                           16.6           13.2
                                                                                                   -------------   ------------

Total current assets                                                                                      130.8          117.3
Property, plant and equipment, net                                                                        251.9          255.3
Goodwill, net                                                                                             331.7          331.7
Other intangible assets, net                                                                              175.8          175.8
Deferred tax asset                                                                                          0.4            0.4
Pension asset                                                                                              13.4           13.2
Other                                                                                                      18.9           18.4
                                                                                                   -------------   ------------

Total assets                                                                                            $ 922.9        $ 912.1
                                                                                                   =============   ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short term borrowings                                                                               $ 1.9          $ 1.5
      Accounts payable                                                                                     15.3           14.1
      Accrued liabilities                                                                                  32.5           33.9
      Current maturities of long-term debt                                                                 45.3           41.8
                                                                                                   -------------   ------------

Total current liabilities                                                                                  95.0           91.3

Long-term debt                                                                                            503.9          501.6
Deferred tax liabilities                                                                                   19.8           16.6
Other liabilities                                                                                           6.9            6.7

Commitments and contingencies                                                                                 -              -

Stockholders' equity:
      Common stock, par value $.01;  250,000,000 shares authorized;
           20,663,171 shares issued at March 31, 2002 and December 31, 2001                                 0.2            0.2
      Preferred stock, liquidation value $6.50;
            6,848,820 shares issued and outstanding at March 31, 2002 and December 31, 2001
           (aggregate liquidation preference of $44.5 plus declared and unpaid dividends)                  41.7           41.7
      Additional paid-in capital                                                                           27.9           27.9
      Treasury stock at cost
           1,041,900 shares at March 31, 2002 and December 31, 2001                                        (6.7)          (6.7)
      Retained earnings                                                                                   243.1          241.3
      Accumulated other comprehensive loss                                                                 (8.9)          (8.5)
                                                                                                   -------------   ------------

            Total stockholders' equity                                                                    297.3          295.9
                                                                                                   -------------   ------------

Total liabilities and stockholders' equity                                                              $ 922.9        $ 912.1
                                                                                                   =============   ============


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in millions, except per share data)
                                   (Unaudited)

                                                                                       THREE MONTH PERIODS ENDED
                                                                                      ---------------------------
                                                                                        MARCH 31,      APRIL 1,
                                                                                          2002           2001
                                                                                      ------------   ------------
OPERATING ACTIVITIES
Net income                                                                                  $ 1.9          $ 9.0
Adjustments to derive net cash provided by operating activities:
      Depreciation and amortization                                                          11.5            1.8
      Loss on sale of property and equipment                                                 (0.1)             -
      Amortization of discount on subordinated notes                                          1.5              -
      Deferred income taxes                                                                   3.6            9.6
      Changes in operating assets and liabilities:
        Increase in accounts receivable                                                      (4.6)          (3.7)
        Decrease in inventories                                                               1.1            0.2
        Increase in prepaid expenses and other current assets                                (3.5)          (0.3)
        Increase (decrease) in accounts payable and accrued expenses                          0.1           (2.1)
        (Increase) decrease in pension asset                                                 (0.2)          21.6
      Other, net                                                                             (0.9)           1.5
                                                                                      ------------   ------------
        Net cash provided by operating activities                                            10.4           37.6

INVESTING ACTIVITIES
Capital expenditures, net                                                                    (7.2)          (0.2)
                                                                                      ------------   ------------
        Net cash used in investing activities                                                (7.2)          (0.2)

FINANCING ACTIVITIES
Proceeds from notes payable and credit agreements                                            14.5            1.0
Repayments of notes payable and credit agreements                                            (9.5)          (5.8)
Debt issuance costs and deferred financing costs                                             (1.0)          (0.1)
Preferred stock dividends                                                                    (0.1)             -
                                                                                      ------------   ------------
        Net cash provided by (used in) financing activities                                   3.9           (4.9)

Effect of exchange rate changes on cash                                                         -              -

Net increase in cash and cash equivalents                                                     7.1           32.5
Cash and cash equivalents at beginning of period                                              6.2            2.6
                                                                                      ------------   ------------
Cash and cash equivalents at end of period                                                 $ 13.3         $ 35.1
                                                                                      ============   ============

Supplemental disclosure of cash paid for:
      Interest                                                                              $ 6.1          $ 0.7
      Taxes paid, net of refunds                                                              0.9            0.2


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)

1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

     M & F Worldwide Corp. ("M & F Worldwide" or the "Company"), an indirect majority-owned subsidiary of Mafco Holdings Inc. ("Holdings"), was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide") and its indirect 85.7%, owned subsidiary Panavision Inc. ("Panavision").

     The Company acquired Panavision on April 19, 2001. The acquisition was accounted for as a purchase and accordingly Panavision's results of operations are included in the Company's operating results only since that date. The purchase price allocation is preliminary and is subject to adjustment with respect to the fair value of $37.7 principal amount of Panavision's 9 5/8% Senior Subordinated Notes Due 2006 (the "Existing Notes"), due to the uncertainty of the outcome of pending litigation relating to the Panavision Acquisition. For further information on the Panavision Acquisition, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Mafco Worldwide produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia and Gardanne, France. Approximately 70% of Mafco Worldwide's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. Mafco Worldwide also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress. Mafco Worldwide manufactures and sells other flavor products and plant products which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health foods.

     Panavision is a leading designer, manufacturer and supplier of high-precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. Panavision rents its products through its owned-and-operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide agent network. In addition to manufacturing and renting camera systems, Panavision also rents lighting, lighting grip, power distribution, generation and related transportation equipment and sells lighting filters and other color correction and diffusion filters. Panavision also operates Las Palmas Productions, Inc. ("EFILM"), a digital laboratory.

     At March 31, 2002, Holdings' indirect beneficial ownership of M & F Worldwide represents 41.53% of the outstanding M & F Worldwide common stock and 56.66% of the outstanding M & F Worldwide voting stock.

     At March 31, 2002, M & F Worldwide's indirect beneficial ownership of Panavision represented 83.5% of the outstanding Panavision common stock and 85.7% of the outstanding Panavision voting stock.

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


the year ended December 31, 2001. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2001 Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

     Certain amounts in previously issued financial statements may have been reclassified to conform to the 2002 presentation.

2.   INVENTORIES

     Inventories consist of the following:

                                        MARCH 31, 2002    DECEMBER 31, 2001
                                        --------------    -----------------
       Raw materials and supplies          $   40.2            $   42.3
       Work-in-process                          0.6                 0.6
       Finished goods                          20.2                19.4
                                        --------------    -----------------
                                           $   61.0            $   62.3
                                        ==============    =================

3.   USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

4.   LONG-TERM DEBT

     On March 15, 2002, Panavision amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that Panavision must maintain through December 31, 2002 (the "March Amendment"). In connection with the March Amendment, Panavision agreed with the lenders under the Existing Credit Agreement to pay the lenders a fee equal to 1% of the amount of the Existing Credit Agreement if Panavision does not reduce amounts outstanding under the Existing Credit Agreement by $100.0 before June 30, 2002. Under the Existing Credit Agreement, as amended, it is an event of default if Panavision does not receive $10.0 in cash equity in exchange for shares of Panavision's Common Stock or Series A Non-Cumulative Perpetual Participating Preferred Stock ("Perpetual Preferred Stock") by June 30, 2002 or it does not apply such amount, promptly after receiving it, as an optional pre-payment of the revolving credit facility. Panavision currently expects that it will receive such a cash contribution from an affiliate unless the Existing Credit Agreement is terminated or amended to remove this event of default prior to June 30, 2002.

     It is also an event of default under the amended Existing Credit Agreement if Panavision does not receive $37.7 principal amount at maturity of Existing Notes in exchange for shares of Panavision's Common Stock or Perpetual Preferred Stock on the earlier of two business days after the approval of the settlement of the Consolidated Action (see Note 9) or June 30, 2002 or cancel such Existing Notes promptly after receiving them. The Company expects that Panavision will receive this amount of Existing Notes from the Company or an affiliate.

     In connection with Panavision's plans to refinance its indebtedness, on April 1, 2002, Panavision entered into an agreement with certain holders of its Existing Notes that give Panavision the option to acquire from

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


these holders Existing Notes with a face value of $78.4 at a price of $650 per $1,000 of principal amount. Panavision is obligated to pay these holders an option fee of $70 per $1,000 of principal amount or $5.5 upon the exercise or expiration of the option which is June 30, 2002.

     In April 2002, Panavision postponed an offering of secured notes it had previously announced. Concurrently, Panavision also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. The Existing Credit Agreement, as amended on March 15, 2002, remains in effect. Panavision is continuing to pursue other alternatives to refinance its indebtedness.

     Panavision estimates that it incurred approximately $1.5 in costs in its efforts to refinance its existing indebtedness. Such amount initially will be recorded as deferred financing costs in the second quarter of 2002.

5.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED THROUGH BUSINESS ACQUISITIONS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. The reassessment of the useful lives of intangible assets acquired on or before June 30, 2001 was completed during the first quarter of 2002. Amortization of goodwill resulting from business acquisitions of $331.7 was discontinued as of January 1, 2002. Other intangible assets totaling $175.8 as of January 1, 2002 primarily consisted of Panavision's tradename, Mafco Worldwide's product formulas, and Panavision's patents and trademarks. The useful lives of Panavision's tradename and Mafco Worldwide's product formulas, which totaled $174.4, were determined to be indefinite and, therefore, amortization of these assets was discontinued as of January 1, 2002.

     The Company performed impairment tests on Panavision's tradename and Mafco Worldwide's product formulas during the first quarter of 2002. No impairment of these assets was determined as a result of the tests. The Company is in the process of performing impairment tests on goodwill and will complete them by June 30, 2002. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill and Mafco Worldwide's product formulas, which had been included as a component of selling, general and administrative expenses for the three months ended April 1, 2001, is as follows:

                                                                            THREE MONTH PERIODS ENDED
                                                                            -------------------------
                                                                             MARCH 31,       APRIL 1,
                                                                              2002             2001
                                                                            ----------     ----------
Reported net income available to common shareholders:                           $ 1.8          $ 9.0
     Add back:  Goodwill amortization                                               -            0.1
     Add back:  Tradename and product formulas amortization                         -            0.7
                                                                            ----------     ----------
     Adjusted net income                                                        $ 1.8          $ 9.8
                                                                            ==========     ==========
Basic and diluted earnings per share:
     Reported net income                                                       $ 0.07         $ 0.47
     Goodwill amortization                                                          -              -
     Trademark amortization                                                         -           0.04
                                                                            ----------     ----------
     Adjusted net income                                                       $ 0.07         $ 0.51
                                                                            ==========     ==========

LONG-LIVED ASSETS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

6.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by geographic region for each business segment:

                                                                          THREE MONTH PERIODS ENDED
                                                                        ------------------------------
                                                                         MARCH 31,         APRIL 1,
                                                                            2002             2001
                                                                        -------------    -------------
Net sales from external customers
     Panavision
        North America                                                         $ 24.6              $ -
        Europe                                                                  14.0                -
        Asia/Pacific                                                             7.0                -
                                                                        -------------    -------------
           Subtotal                                                             45.6                -
     Mafco Worldwide
        North America                                                           22.3             21.6
        Europe                                                                   3.3              3.8
                                                                        -------------    -------------
           Subtotal                                                             25.6             25.4
                                                                        -------------    -------------

     Total revenues                                                           $ 71.2           $ 25.4
                                                                        =============    =============

Operating income (loss)
     Panavision
        North America                                                          $ 6.7              $ -
        Europe                                                                  (2.1)               -
        Asia/Pacific                                                             1.5                -
        Corporate                                                               (1.0)               -
                                                                        -------------    -------------
           Subtotal                                                              5.1                -
     Mafco Worldwide
        North America                                                            9.4              8.7
        Europe                                                                   1.0              0.9
        Pension reversion gain (loss)                                              -             11.0
        Corporate                                                               (0.3)             0.1
                                                                        -------------    -------------
           Subtotal                                                             10.1             20.7

     Corporate expenses                                                         (0.9)            (0.1)
                                                                        -------------    -------------

     Total operating income                                                   $ 14.3           $ 20.6
                                                                        =============    =============

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)



7.   COMPREHENSIVE INCOME

     For the three month periods ended March 31, 2002 and April 1, 2001, comprehensive income amounted to $1.4 and $7.5, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

8.   NET INCOME PER SHARE

     The basic and diluted per share data is based on the weighted average number of preferred and common shares outstanding during the following periods:

                                                      THREE MONTH PERIODS ENDED
                                                      -------------------------
                                                       MARCH 31,       APRIL 1,
                                                         2002            2001
                                                      ----------      ---------
Basic weighted average shares outstanding:
     Common stock                                          19.6           19.1
     Preferred stock                                        6.8              -
                                                      ----------      ---------
        Total shares outstanding                           26.4           19.1
                                                      ==========      =========

Diluted weighted average shares outstanding:
     Common stock                                          19.6           19.1
     Preferred stock                                        6.8              -
                                                      ----------      ---------
        Total shares outstanding                           26.4           19.1
                                                      ==========      =========

     Common equivalent shares consisting of outstanding stock options are included in the 2002 diluted income per share calculations. They are not included in the 2001 calculations since they are antidilutive.

9.   COMMITMENTS AND CONTINGENCIES

CORPORATE INDEMNIFICATION MATTERS

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor confirmed that it will fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor for all claims other than a small portion of the indemnified asbestos-related claims. As to that portion, the Company and MCG in November 2001 commenced an arbitration (the "Arbitration") against the Indemnity Guarantor seeking, among other things, an order confirming the Indemnity Guarantor's obligation and reimbursement of amounts that the Company has been required to advance on the Indemnity Guarantor's behalf in the interim. The Indemnity Guarantor has filed two counterclaims in the Arbitration. The first seeks an offset to the Company's claim for reimbursement for any amount that the Indemnity Guarantor claims should have been payable by insurance, to the extent that the Company prevails in its claim. The

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


second counterclaim seeks reimbursement of amounts the Indemnity Guarantor has paid with respect to these claims to the extent that the Arbitration panel upholds its position on the scope of the indemnity. The Company expects that all presentations in the Arbitration will be complete by May 2002 and that it will prevail in all respects. Accordingly, at March 31, 2002, the Company has not recorded any reserve against its outstanding receivable of $2.3 with the Indemnity Guarantor.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)

Delaware Chancery Court against the Company's directors and Holdings challenging the settlement as a breach of fiduciary duty.

         In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, which agreement has subsequently been reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. The principal terms of the agreement, which were subject to court approval, were as follows:

         o Shareholders who held Company common stock on April 19, 2001 and who continued to hold through the date of the settlement hearing (the "Settlement Class") were entitled to obtain up to $2.15 per share, with the amount being reduced proportionately if necessary so that the total payout would not exceed $12 (the "Settlement Fund").

         o Counsel for the Settlement Class were to receive attorneys' fees and expenses as awarded by the court, up to $2.75.

         o All decisions contemplated to be made by the Company under that certain letter agreement dated April 19, 2001 between the Company and the sole shareholder of Holdings were to be made by a committee of Company directors who are and were not directly or indirectly employed by such sole shareholder and are otherwise disinterested (the "Independent Committee").

         o Defendants in the Consolidated Action were not to make, or cause or permit their affiliates to make, any future purchase of the Existing Notes of Panavision without first offering to the Company the opportunity to make such purchase, which opportunity was to be evaluated by the Independent Committee.

         o The Company was to have the right to purchase from Holdings approximately $37.7 principal amount at maturity of Existing Notes at any time through the maturity of such Existing Notes and in the sole discretion of the Independent Committee, at a price equal to the current holder's purchase price plus a reasonable cost of carry.

         o The Consolidated Action and the action challenging the Vannini settlement were to be dismissed with prejudice, and the Settlement Class was to provide to defendants a full release of all claims relating to the subject of such lawsuits or any corporate opportunity claim relating to the purchase of Existing Notes by certain defendants or their affiliates.

    Pursuant to agreements, the Settlement Fund was not the responsibility of the Company and the cash portion of the settlement was to be funded entirely from insurance. As a result, the Company neither accrued any liability for the settlement payments nor recorded a corresponding receivable for recovery from insurers as of March 31, 2002. Certain of the named plaintiffs in the Consolidated Action opposed the settlement. At a hearing before the Chancery Court on May 13, 2002, the Court declined to approve the settlement, but indicated a willingness to consider any revised proposal. Absent presentation and approval of any such revised proposal, the Court expressed a desire to resume trial of the Consolidated Action in the summer of 2002. Defendants continue to believe that they have meritorious defenses to the claims, and therefore, if trial resumes, they intend to defend themselves vigorously.

    The Company has incurred various legal and related costs in connection with the defense of the lawsuits. As of March 31, 2002, the Company has a receivable of $4.4, reflected in prepaid expenses and other assets, in respect of costs that the Company expects will be reimbursed by insurance.

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

     On April 19, 2001, the Company acquired Panavision. The acquisition was accounted for as a purchase and accordingly only Panavision's results of operations from April 19, 2001 are included in the Company's operating results.

     This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Critical Accounting Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

CONSOLIDATED OPERATING RESULTS

     THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THREE MONTH PERIOD ENDED APRIL 1, 2001

     Revenues were $71.2 million in the 2002 period as compared to $25.4 million in the 2001 period. Of the $45.8 million increase, $45.6 million was attributable to Panavision and $0.2 million was due to higher sales by Mafco Worldwide primarily to the Company's licorice customers.

     Costs were $39.4 million in the 2002 period as compared to $13.4 million in the 2001 period, an increase of $26.0 million. Excluding the increase attributable to Panavision of $26.4 million, costs decreased by $0.4 million due to lower costs at Mafco Worldwide.

     Gross profit was $31.8 million in the 2002 period and $12.0 million in the 2001 period. Of the $19.8 million increase, $19.2 million was attributable to Panavision and $0.6 million was attributable to Mafco Worldwide.

     Selling, general and administrative expenses were $17.5 million in the 2002 period as compared to $2.4 million in the 2001 period. Of the $15.1 million increase, $14.1 million was attributable to Panavision, $0.2 million was attributable to Mafco Worldwide and $0.8 million reflects an increase in corporate expenses. The increase for Mafco Worldwide reflects lower pension income in 2002 partially offset by goodwill and intangibles amortization of $0.8 million in 2001.

     Operating income was $14.3 million in the 2002 period and $20.6 million in the 2001 period, a decrease of $6.3 million. The amount of income attributable to Panavision was $5.1 million. Mafco Worldwide's operating income decreased by $10.6 million due to income recognized in the 2001 period relating to the pension reversion offset by an increase in 2002 operating income of $0.4 million.

     Interest expense, net, was $9.2 million in the 2002 period and $0.2 million in the 2001 period. Of the $9.0 million increase, $8.4 million was attributable to Panavision and $0.6 million was attributable to Mafco Worldwide.

     The Company recorded a provision for income taxes of $2.8 million in the 2002 period as compared to $11.4 million in the 2001 period. The change was primarily due to lower pre-tax income in the 2002 period. The effective tax rate in 2002 was 59.6% and 55.9% in 2001. The effective tax rate in 2002 reflects foreign tax rates in excess of the U.S. statutory rate as well as foreign taxes withheld at the source. The effective tax

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


rate in 2001 reflects the non-deductibility of the federal excise tax paid on the pension reversion of $8.5 million.

OPERATING RESULTS BY BUSINESS SEGMENT

MAFCO WORLDWIDE

     THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THREE MONTH PERIOD ENDED APRIL 1, 2001

     Sales were $25.6 million in the 2002 period and $25.4 million in the 2001 period, an increase of $0.2 million or 1%. This increase was due to higher average selling prices to Mafco Worldwide's licorice customers offset in part by a decrease in volume by the Company's non-tobacco customers.

     Cost of sales was $13.0 million in the 2002 period and $13.4 million in the 2001 period, a decrease of $0.4 million. As a percentage of sales, cost of sales was 50.8% in 2002 and 52.8% in 2001.

     Selling, general and administrative expenses were $2.5 million in the 2002 period and $2.3 million in the 2001 period, an increase of $0.2 million. The increase reflects lower pension income in 2002 offset by goodwill and intangibles amortization of $0.8 million in 2001. On February 15, 2001, an overfunded pension plan was terminated and the excess funding was returned to Mafco Worldwide, a net gain of $11.0 million was recorded, and a new plan with lower overfunding was established.

     Operating income was $10.1 million in the 2002 period and $20.7 million in the 2001 period, a decrease of $10.6 million. This decrease was primarily due to the above referenced gain on the pension plan termination in 2001.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

PANAVISION

     The following selected financial data has been derived from Panavision's unaudited Condensed Consolidated Financial Statements included in Panavision's Report on Form 10-Q for the quarterly period ended March 31, 2002. With respect to 2002 and 2001, the following discussion and analysis represents results of operations for the Post-M & F Purchase period and the Pre-M & F Purchase period, respectively. The selected financial data below does not represent a pro forma presentation of the results of Panavision for 2001.

                                                                       POST-M & F       PRE-M & F
                                                                        PURCHASE         PURCHASE
                                                                      -------------    -------------
                                                                           FIRST QUARTER ENDED
                                                                                  MARCH 31,
                                                                          2002             2001
                                                                      -------------    -------------
                                                                                (Unaudited)
                                                                               (in millions)
Camera rental                                                               $ 29.7           $ 37.0
Lighting rental                                                                7.6              7.9
Sales and other                                                                8.3              8.9
                                                                      -------------    -------------

Total rental revenue and sales                                                45.6             53.8
Cost of camera rental                                                         15.0             15.0
Cost of lighting rental                                                        6.2              6.9
Cost of sales and other                                                        5.2              4.8
                                                                      -------------    -------------

Gross margin                                                                  19.2             27.1
Selling, general and administrative expenses                                  13.0             14.2
Research and development expenses                                              1.1              1.6
                                                                      -------------    -------------

Operating income                                                               5.1             11.3
Interest expense, net                                                         (8.4)           (11.9)
Foreign exchange loss                                                         (0.4)            (0.9)
Other, net                                                                    (0.1)             0.8
                                                                      -------------    -------------

Loss before income taxes                                                      (3.8)            (0.7)
Income tax benefit (provision)                                                 0.5             (0.7)
                                                                      -------------    -------------

Net loss                                                                    $ (3.3)          $ (1.4)
                                                                      =============    =============

     The following discussion of the results of Panavision have been presented based on the results reported by Panavision on a stand alone and comparative basis which is the basis on which management monitors the segment.

      QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the first quarter of 2002 was $29.7 million. Revenue decreased $7.3 million, or 19.7%, compared to the first quarter of 2001. The decline reflects substantially lower feature film production as compared to a robust feature film environment in the first half of 2001. The strong feature film environment occurred in anticipation of the possibility of mid-year strikes by the Writers Guild of America and Screen Actors Guild. Both of the labor negotiations were concluded at the end of the second quarter without any labor disruption.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


     Cost of camera rental for the current quarter was $15.0 million, unchanged from the first quarter of 2001. The 2002 costs included approximately $1.0 million of additional depreciation resulting from the fair value adjustments arising from the M & F Purchase in the second quarter of 2001.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the first quarter was $7.6 million. Revenue decreased $0.3 million, or 3.8%, as compared to the first quarter of 2001.

     Cost of lighting rental for the current quarter was $6.2 million, a decrease of $0.7 million, or 10.1%, as compared to the first quarter of 2001.

SALES AND OTHER

     Sales and other revenue in the quarter decreased $0.6 million, or 6.7%, from the first quarter of 2001. The change reflects lower lighting filter and expendable sales worldwide, partially offset by revenue generated from EFILM.

     Cost of sales and other for the current quarter increased $0.4 million, or 10.4%, as compared to the first quarter of 2001. The change reflects additional costs associated with EFILM, partially offset by lower cost of sales associated with lower lighting filter and expendable sales.

OPERATING COSTS

     Selling, general and administrative expenses for the first quarter of 2002 were $13.0 million, a decrease of $1.2 million, or 9.1%, as compared to the first quarter of 2001. The decrease was the result of cost control programs, including headcount reductions implemented during 2001.

     Research and development expenses for the current quarter were $1.1 million, a decrease of $0.5 million, or 31.3%, as compared to the first quarter of 2001. The decrease was primarily due to lower costs related to the development of products for digital application.

INTEREST AND TAXES

     Net interest expense for the first quarter of 2002 was $8.4 million, a decrease of $3.5 million, or 29.4%, as compared to the first quarter of 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the first quarter of 2001.

     The tax benefit was $0.5 million for the three months ended March 31, 2002, as compared to a tax provision of $0.7 million for the three months ended March 31, 2001. The Company recorded an income tax benefit of $1.5 million resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $1.0 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K for a discussion of Panavision's Tax Sharing Agreements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first three months of 2002 was $10.4 million compared to $37.6 million in the first three months of 2001. The decrease in net cash provided by operating activities of $27.2 million was primarily caused by the net cash retained in connection with the termination of a pension plan of $21.6 million in 2001.

     Net cash used in investment activities was $7.2 million for the three month period ended March 31, 2002 and $0.2 million for the three month period ended April 1, 2001. The increase of $7.0 million was primarily for capital expenditures (mostly attributable to Panavision).

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Net cash provided by financing activities totaled $3.9 million in the three month period ended March 31, 2002 as a result of net borrowings by Panavision under it's credit agreements. Cash used of $4.9 million in the three month period ended April 1, 2001 resulted from net repayments of borrowings under Panavision's credit agreements.

     As of March 31, 2002 debt outstanding was comprised of the following:

         Panavision
            Credit agreement
               Term loans                                   $  193.3
               Revolving credit facility                        90.0
            Notes                                              185.9
                                                       -------------------
                                                               469.2
         Mafco Worldwide
               Amended Credit Agreement - term loan             80.0
               Other                                             1.9
                                                       -------------------
                                                            $  551.1
                                                       ===================

     Current maturities under the Mafco Worldwide's and Panavision's credit agreements total $45.3 million.

    On March 15, 2002, Panavision amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that Panavision must maintain through December 31, 2002 (the "March Amendment"). In connection with the March Amendment, Panavision agreed with the lenders under the Existing Credit Agreement to pay the lenders a fee equal to 1% of the amount of the Existing Credit Agreement if Panavision does not reduce amounts outstanding under the Existing Credit Agreement by $100.0 million before June 30, 2002. Under the Existing Credit Agreement, as amended, it is an event of default if Panavision does not receive $10.0 million in cash equity in exchange for shares of Panavision's Common Stock or Perpetual Preferred Stock by June 30, 2002 or it does not apply such amount, promptly after receiving it, as an optional pre-payment of the revolving credit facility. Panavision currently expects that it will receive such a cash contribution from an affiliate unless the Existing Credit Agreement is terminated or amended to remove this event of default prior to June 30, 2002.

     It is also an event of default under the amended Existing Credit Agreement if Panavision does not receive $37.7 million principal amount at maturity of Existing Notes in exchange for shares of Panavision's Common Stock or Perpetual Preferred Stock on the earlier of two business days after the approval of the settlement of the Consolidated Action (see Note 9) or June 30, 2002 or cancel such Existing Notes promptly after receiving them. The Company expects that Panavision will receive this amount of Existing Notes from the Company or an affiliate.

     In connection with Panavision's plans to refinance its indebtedness, on April 1, 2002, Panavision entered into an agreement with certain holders of its Existing Notes that give Panavision the option to acquire from these holders, Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. Panavision is obligated to pay these holders an option fee of $70 per $1,000 of principal amount or $5.5 million upon the exercise or expiration of the option which is June 30, 2002.

     In April 2002, Panavision postponed an offering of secured notes it had previously announced. Concurrently, Panavision also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. The Existing Credit Agreement, as amended on March 15, 2002, remains in effect. Panavision is continuing to pursue other alternatives to refinance its indebtedness.

    Panavision estimates that it incurred approximately $1.5 million in costs in its efforts to refinance its existing indebtedness. Such amount initially will be recorded as deferred financing costs in the second quarter of 2002.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Panavision intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment. Although there can be no assurance, Panavision believes that existing working capital together with borrowings under its credit agreement, anticipated cash flow from operating activities and contributions from affiliates (as previously discussed) will be sufficient to meet its expected operating, capital spending and debt service requirements at least through December 31, 2002. Panavision will not be required to pay interest on the Existing Notes until August 1, 2002.

     Mafco Worldwide intends to use cash provided by operating activities to pay down existing debt, to make additional capital expenditures, and to purchase inventory of licorice root and licorice extract in order to take advantage of market conditions that will benefit future operations. Management believes that Mafco Worldwide's current inventories of $51.1 million are adequate to meet all customer requirements for the foreseeable future.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended March 31, 2002, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) economic, climatic or political conditions in countries in which the Company sources licorice root; (g) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (h) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (i) the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification; (j) any inability to obtain indemnification for any significant group of asbestos related claims pending against the Company;
(k) a substantially adverse result in the pending shareholder litigation; (l) lower than expected cash flows from operations; and (m) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness, or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this Form 10-Q filing.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

           In November 2000, five purported derivative and/or class actions were filed in New Castle County, Delaware Chancery Court against the Company, its board of directors and, in one case, Holdings and MCG. These actions, as well as a similar action filed in New York County, New York Supreme Court, challenged as unfair to the Company's public shareholders the original proposal to sell to the Company the stake in Panavision then indirectly owned by Holdings. Following consummation of the Panavision transaction in April 2001, the five Delaware actions were consolidated under the caption In re M & F Worldwide Corp. Shareholders Litigation, C.A. No. 18502-NC (the "Consolidated Action"), the operative complaint in the Consolidated Action was amended to challenge the transaction as consummated, and another shareholder filed a related action in the Delaware Chancery Court, captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The operative complaints sought, among other things, rescission of the transaction, damages, a declaratory judgment that the transaction was unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Company and the parties to the Vannini action settled that litigation, pursuant to which, among other things, the Company acquired one million shares of Company common stock held by the plaintiff, the plaintiff dismissed his claim with prejudice, and the Company agreed to pay to plaintiff $10.0 million plus up to $1.0 million for reimbursement of his legal costs. The Company recorded treasury stock of $6.5 million and shareholder litigation settlement expense of $4.5 million in 2001 in connection with the Vannini settlement. After the Vannini settlement, plaintiffs in the Consolidated Action commenced a separate derivative action in the Delaware Chancery Court against the Company's directors and Holdings challenging the settlement as a breach of fiduciary duty.

           In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, which agreement has subsequently been reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. The principal terms of the agreement, which were subject to court approval, were as follows:

           o Shareholders who held Company common stock on April 19, 2001 and who continued to hold through the date of the settlement hearing (the "Settlement Class") were entitled to obtain up to $2.15 per share, with the amount being reduced proportionately if necessary so that the total payout would not exceed $12 million (the "Settlement Fund").

           o Counsel for the Settlement Class were to receive attorneys' fees and expenses as awarded by the court, up to $2.75 million.

           o All decisions contemplated to be made by the Company under that certain letter agreement dated April 19, 2001 between the Company and the sole shareholder of Holdings were to be made by a committee of Company directors who are and were not directly or indirectly employed by such sole shareholder and are otherwise disinterested (the "Independent Committee").

           o Defendants in the Consolidated Action were not to make, or cause or permit their affiliates to make, any future purchase of the Existing Notes of Panavision without first offering to the Company the opportunity to make such purchase, which opportunity was to be evaluated by the Independent Committee.

           o The Company was to have the right to purchase from Holdings approximately $37.7 million principal amount at maturity of Existing Notes at any time through the maturity of such Existing Notes and in the sole discretion of the Independent Committee, at a price equal to the current holder's purchase price plus a reasonable cost of carry.

           o The Consolidated Action and the action challenging the Vannini settlement were to be dismissed with prejudice, and the Settlement Class was to provide to defendants a full release of all claims relating to the subject of such lawsuits or any corporate opportunity claim relating to the purchase of Existing Notes by certain defendants or their affiliates.

           Pursuant to agreements, the Settlement Fund was not the responsibility of the Company and the cash portion of the settlement was to be funded entirely from insurance. As a result, the Company neither accrued any liability for the settlement payments nor recorded a corresponding receivable for recovery from insurers as of March 31, 2002. Certain of the named plaintiffs in the Consolidated Action opposed the settlement. At a hearing before the Chancery Court on May 13, 2002, the Court declined to approve the settlement, but indicated a willingness to consider any revised proposal. Absent presentation and approval of any such revised proposal, the Court expressed a desire to resume trial of the Consolidated Action in the summer of 2002. Defendants continue to believe that they have meritorious defenses to the claims, and therefore, if trial resumes, they intend to defend themselves vigorously.

           The Company has incurred various legal and related costs in connection with the defense of the lawsuits. As of March 31, 2002, the Company has a receivable of $4.4 million, reflected in prepaid expenses and other assets, in respect of costs that the Company expects will be reimbursed by insurance.

           There have been no other material changes in ongoing legal proceedings during the three month period ended March 31, 2002. See
           Note 9 to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

ITEM 2.    CHANGES IN SECURITIES

           There were no changes in securities during the three-month period ended March 31, 2002.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           There were no events of default upon senior securities during the three month period ended March 31, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders during the three month period ended March 31, 2002.

ITEM 5.    OTHER INFORMATION

           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

4.4 Third Amendment, dated as of March 15, 2002, to the Credit Agreement among Panavision Inc., the several lenders named therein, J.P. Morgan Securities, Inc. (formerly known as Chase Securities Inc.), as Advisor and Arranger, Credit Suisse First Boston, as Documentation Agent, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent.

(b)        Reports on Form 8-K

           None.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           M & F WORLDWIDE CORP.

Date:      May 15, 2002                    By:       /S/ Todd J. Slotkin
      -------------------------               ----------------------------------
                                                    Todd J. Slotkin
                                           Executive Vice President and Chief
                                               Financial Officer Principal
                                                    Financial Officer

Date:      May 15, 2002                    By:       /S/ Peter W. Grace
      -------------------------               ----------------------------------
                                                       Peter W. Grace
                                                 Principal Accounting Officer