Form 10-Q
period 2002-08-14
M & F WORLDWIDE CORP
filed 2002-08-14
CIK 945235

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

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        Commission file number: 001-13780

                           --------------------------

                              M & F WORLDWIDE CORP.
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                 02-0423416
-----------------------------------------       --------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

           35 EAST 62ND STREET
            NEW YORK, NEW YORK                              10021
-----------------------------------------       --------------------------------
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

     As of August 14, 2002, there were 19,621,271 shares of the Registrant's Common Stock outstanding.

================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...............................................2

         Condensed Consolidated Balance Sheets.........................................................3

         Condensed Consolidated Statements of Cash Flows...............................................4

         Notes to Condensed Consolidated Financial Statements..........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................24

Item 2.  Changes in Securities........................................................................26

Item 3.  Defaults Upon Senior Securities..............................................................26

Item 4.  Submission of Matters to a Vote of Security Holders..........................................26

Item 5.  Other Information............................................................................26

Item 6.  Exhibits and Reports on Form 8-K.............................................................26


SIGNATURES............................................................................................28

                                     PART 1

ITEM 1.  FINANCIAL STATEMENTS

     The financial information herein and management's discussion thereof, include consolidated data for M & F Worldwide Corporation (the "Registrant"), and its subsidiaries.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               ------------------           ----------------
                                                                                    JUNE 30,                    JUNE 30,
                                                                             -----------------------     -----------------------
                                                                                2002         2001           2002          2001
                                                                             ----------    ---------     ----------    ---------
Net revenues
     Panavision
         Rental income                                                          $ 34.3        $36.7         $ 71.6        $36.7
         Sales and other                                                           9.0          6.5           17.3          6.5
    Mafco Worldwide                                                               26.0         25.9           51.6         51.3
                                                                             ----------    ---------     ----------    ---------
         Total revenues                                                           69.3         69.1          140.5         94.5
Cost of revenues
    Panavison
         Cost of rentals                                                          22.3         17.7           43.5         17.7
         Cost of sales                                                             5.3          3.5           10.5          3.5
    Mafco Worldwide                                                               12.2         13.8           25.2         27.2
                                                                             ----------    ---------     ----------    ---------
         Total cost of revenues                                                   39.8         35.0           79.2         48.4
                                                                             ----------    ---------     ----------    ---------
 Gross profit                                                                     29.5         34.1           61.3         46.1

 Selling, general and administrative expenses                                     19.3         18.6           36.8         21.0
 Shareholder litigation settlement                                                (2.0)           -           (2.0)           -
 Loss (gain) on pension reversion                                                    -          0.6              -        (10.4)
                                                                             ----------    ---------     ----------    ---------
 Operating income                                                                 12.2         14.9           26.5         35.5
 Interest expense, net                                                            (9.5)       (10.1)         (18.7)       (10.3)
 Foreign exchange gain (loss)                                                      0.3         (0.2)          (0.1)        (0.2)
 Refinancing expense                                                              (4.5)           -           (4.5)           -
 Other income (loss), net                                                          0.4         (0.3)           0.4         (0.3)
                                                                             ----------    ---------     ----------    ---------
 (Loss) income before income taxes and extraordinary loss                         (1.1)         4.3            3.6         24.7
 Benefit from (provision for) income taxes                                         0.8         (0.3)          (2.0)       (11.7)
                                                                             ----------    ---------     ----------    ---------
 (Loss) income before extraordinary loss                                          (0.3)         4.0            1.6         13.0
 Extraordinary loss, net of taxes                                                    -         (0.2)             -         (0.2)
                                                                             ----------    ---------     ----------    ---------
 Net (loss) income                                                                (0.3)         3.8            1.6         12.8
 Preferred stock dividend                                                         (0.1)        (0.1)          (0.2)        (0.1)
                                                                             ----------    ---------     ----------    ---------
 Net (loss) income available to shareholders                                    $ (0.4)       $ 3.7          $ 1.4        $12.7
                                                                             ==========    =========     ==========    =========
Basic and diluted (loss) earnings per share:
   Common stock-undistributed (loss) earnings before extraordinary loss         $(0.01)       $0.16         $ 0.06        $0.58
   Common stock-undistributed extraordinary loss                                     -        (0.01)             -        (0.01)
                                                                             ----------    ---------     ----------    ---------
        Total common stock                                                      $(0.01)       $0.15         $ 0.06        $0.57
                                                                             ==========    =========     ==========    =========
   Preferred stock-distributed earnings                                         $ 0.01        $0.01         $ 0.02        $0.01
   Preferred stock-undistributed (loss) earnings before extraordinary loss       (0.01)        0.16           0.06         0.58
   Preferred stock-undistributed extraordinary loss                                  -        (0.01)             -        (0.01)
                                                                             ----------    ---------     ----------    ---------
        Total preferred stock                                                      $ -        $0.16         $ 0.08        $0.58
                                                                             ==========    =========     ==========    =========
Basic and diluted weighted average shares outstanding:
     Common stock                                                                 19.6         20.3           19.6         19.7
     Preferred stock                                                               6.9          4.9            6.9          2.5
                                                                             ----------    ---------     ----------    ---------
        Total shares outstanding                                                  26.5         25.2           26.5         22.2
                                                                             ==========    =========     ==========    =========



            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                   JUNE 30,       DECEMBER 31,
                                                                                                     2002            2001
                                                                                                  ------------    -----------
                                                      ASSETS
Current assets:
      Cash and cash equivalents                                                                        $ 12.9          $ 6.2
      Accounts receivable (net of allowances of $1.7 and $1.7)                                           38.5           35.6
      Inventories                                                                                        63.5           62.3
      Prepaid expenses and other current assets                                                          20.8           13.2
                                                                                                  ------------    -----------
Total current assets                                                                                    135.7          117.3
Property, plant and equipment, net                                                                      252.1          255.3
Goodwill, net                                                                                           333.1          331.7
Other intangible assets, net                                                                            176.0          175.8
Deferred tax asset                                                                                        0.4            0.4
Pension asset                                                                                            13.7           13.2
Other                                                                                                    19.4           18.4
                                                                                                  ------------    -----------
Total assets                                                                                          $ 930.4        $ 912.1
                                                                                                  ============    ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short term borrowings                                                                             $ 1.2          $ 1.5
      Accounts payable                                                                                   12.9           14.1
      Accrued liabilities                                                                                46.0           33.9
      Current maturities of long-term debt                                                               51.4           41.8
                                                                                                  ------------    -----------
Total current liabilities                                                                               111.5           91.3

Long-term debt                                                                                          441.7          501.6
Deferred tax liabilities                                                                                 16.1           16.6
Other liabilities                                                                                         8.6            6.7

Commitments and contingencies

Panavision Series B Pay-In-Kind Preferred Stock, $0.01 par value; 100,000 shares authorized; 49,199 shares issued and outstanding at June 30, 2002 (liquidation
      preference of $1,000 per share plus declared and unpaid dividends)                                 49.2              -

Stockholders' equity:
      Common stock, par value $.01;  250,000,000 shares authorized;
           20,663,171 shares issued at June 30, 2002 and December 31, 2001                                0.2            0.2
      Preferred stock, liquidation value $6.50;
            6,848,820 shares issued and outstanding at June 30, 2002 and December 31, 2001
           (aggregate liquidation preference of $44.5 plus declared and unpaid dividends)                41.7           41.7
      Additional paid-in capital                                                                         27.9           27.9
      Treasury stock at cost
           1,041,900 shares at June 30, 2002 and December 31, 2001                                       (6.7)          (6.7)
      Retained earnings                                                                                 242.7          241.3
      Accumulated other comprehensive loss                                                               (2.5)          (8.5)
                                                                                                  ------------    -----------
            Total stockholders' equity                                                                  303.3          295.9
                                                                                                  ------------    -----------
Total liabilities and stockholders' equity                                                            $ 930.4        $ 912.1
                                                                                                  ============    ===========

            See Notes to Condensed Consolidated Financial Statements

                      M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                   --------------------------------
                                                                                               JUNE 30,
                                                                                         2002           2001
                                                                                      -----------    -----------
OPERATING ACTIVITIES
Net income                                                                                $  1.6         $ 12.8
Adjustments to derive net cash provided by operating activities:
      Depreciation and amortization                                                         23.3           14.2
      (Loss) gain on sale of property and equipment                                         (0.6)           0.1
      Amortization of discount on subordinated notes                                         1.5            3.8
      Deferred income taxes                                                                 (0.3)           7.5
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                          (3.1)           5.4
        (Increase) decrease in inventories                                                  (0.3)           1.5
        Increase in prepaid expenses and other current assets                               (7.6)          (2.6)
        Increase (decrease) in accounts payable and accrued expenses                        11.2           (0.7)
        (Increase) decrease in pension asset                                                (0.5)          21.1
      Other, net                                                                            (0.1)          (1.9)
                                                                                      -----------    -----------
        Net cash provided by operating activities                                           25.1           61.2

INVESTING ACTIVITIES
Purchase of Panavision stock, net of cash acquired of $5.6                                     -          (75.4)
Purchase of Panavision subordinated notes                                                      -           (0.9)
Capital expenditures, net                                                                  (13.8)          (3.4)
                                                                                      -----------    -----------
        Net cash used in investing activities                                              (13.8)         (79.7)

FINANCING ACTIVITIES
Proceeds from notes payable and credit agreements                                           22.2           96.0
Repayments of notes payable and credit agreements                                          (35.9)         (46.2)
Debt issuance costs and deferred financing costs                                            (1.0)          (4.2)
Proceeds from issuance of Panavision Series B Preferred Stock                               10.0              -
Preferred stock dividends                                                                   (0.2)          (0.1)
                                                                                      -----------    -----------
        Net cash (used in) provided by financing activities                                 (4.9)          45.5

Effect of exchange rate changes on cash                                                      0.3           (0.1)

Net increase in cash and cash equivalents                                                    6.7           26.9
Cash and cash equivalents at beginning of period                                             6.2            2.6
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                                $ 12.9         $ 29.5
                                                                                      ===========    ===========
Supplemental disclosure of cash paid for:
      Interest                                                                            $ 10.3         $  7.3
      Taxes paid, net of refunds                                                             2.8            2.4
Supplemental non-cash financing activities
      Issuance of Panavision Series B Preferred Stock for $37.7
        principal amount of Existing Notes and unpaid accrued
        interest of $1.5                                                                  $ 39.2         $    -
Supplemental non cash activity
      Issuance of treasury stock in connection with Panavision Acquisition                $    -         $  7.7
      Issuance of preferred stock in connection with Panavision Acquisition                    -           31.7

            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION


     M & F Worldwide Corp. ("M & F Worldwide" or the "Company"), an indirect majority-owned subsidiary of Mafco Holdings Inc. ("Holdings"), was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide") and its indirect 85.7% owned subsidiary Panavision Inc. ("Panavision").

     The Company acquired Panavision on April 19, 2001. The acquisition was accounted for as a purchase and accordingly Panavision's results of operations are included in the Company's operating results only since that date. For further information on the Panavision Acquisition, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain shareholders of the Company brought suits against the Company and its directors challenging the Panavision Acquisition as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On July 26, 2002, as discussed further in Note 10, the Company and the other parties to the litigation reached a Stipulation of Settlement (the "Settlement"). Pursuant to the Settlement, and if approved by the court where the litigation is pending, Holdings will (a) acquire (1) the shares of Panavision Common Stock that the Company purchased in April 2001, (2) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (3) the 9 5/8% Senior Subordinated Discount Notes Due 2005 ("the Existing Notes") that Pneumo Abex acquired in November 2001, and (4) the note in the amount of $6.7 (the "Las Palmas Note") that Panavision issued to the Company on its acquisition of the shares of Las Palmas Productions, Inc. ("Las Palmas"), and (5) deliver to the Company $90.1 in cash and all of the shares of Company's Common Stock and Series B Preferred Stock that Holdings has acquired since April 2001. In addition, all agreements to which the Company is a party that were entered into in connection with the Panavision Acquisition and the December 2001 issuance of the Panavision Series A Preferred Stock will be terminated. Thus, consummation of the Settlement would sever the ownership relationship between the Company, on the one hand, and Panavision and its subsidiaries, on the other. After consummation of the Settlement, if approved, and assuming no other change to the outstanding number of common or preferred shares of the Company, Holdings will own approximately 36.7% of the Company's outstanding shares. A court hearing to approve the Settlement has been set for October 2002. If the Settlement is approved by the court and is not appealed, then the Company will record the sale and discontinuation of the Panavision operations.

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

     Panavision is a leading designer, manufacturer and supplier of high-precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. Panavision rents its products through its owned-and-operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide agent network. In addition to manufacturing and renting camera systems, Panavision also rents lighting, lighting grip, power distribution, generation and related

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


transportation equipment and sells lighting filters and other color correction and diffusion filters. Panavision also operates Las Palmas Productions, Inc. ("EFILM" or "Las Palmas"), a digital laboratory.

     At June 30, 2002, Holdings' indirect beneficial ownership of M & F Worldwide represented 41.53% of the outstanding M & F Worldwide common stock and 56.66% of the outstanding M & F Worldwide voting stock.

     At June 30, 2002, M & F Worldwide's indirect beneficial ownership of Panavision represented 83.5% of the outstanding Panavision common stock and 85.7% of the outstanding Panavision voting stock.

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

2.   INVENTORIES

     Inventories consist of the following:

                                              JUNE 30, 2002         DECEMBER 31, 2001
                                          ---------------------  -----------------------

         Raw materials and supplies           $   42.2                $   42.3
         Work-in-process                           0.6                     0.6
         Finished goods                           20.7                    19.4
                                          ---------------------  -----------------------
                                              $   63.5                $   62.3
                                          =====================  =======================

3.   USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

4.   LONG-TERM DEBT

     On March 15, 2002, Panavision amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that Panavision must maintain through December 31, 2002. As required under the amended Existing Credit Agreement, on June 28, 2002, Panavision (1) acquired from Holdings $10.0 in cash and $37.7 principal amount at maturity of Existing Notes in exchange for 49,199 shares of Panavision's Redeemable Series B Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)

"Panavision Series B Preferred Stock"), (2) cancelled the $37.7 principal amount at maturity of Existing Notes promptly after receiving them and (3) paid the lenders a fee equal to 1% of the amount of the balance of the Existing Credit Agreement.

     On April 1, 2002, Panavision entered into an agreement with certain holders of its Existing Notes that gave Panavision the option to acquire from these holders, Existing Notes with a principal amount at maturity of $78.4 at a price of $650 per $1,000 of principal amount. On June 28, 2002, Panavision assigned this option to Holdings. Holdings exercised the option on July 3, 2002.

     On June 27, 2002, the Company entered into an agreement with Holdings that gives the Company the option (the "Holdings Option"), in whole but not in part, of (1) acquiring the Panavision Series B Preferred Stock issued to Holdings at Holdings' cost of the Existing Notes with a principal maturity of $37.7 plus a 10% cost of carry plus the liquidation preference value of the shares issued for the $10.0 equity contribution made by Holdings, and (2) acquiring the Existing Notes with a principal maturity of $78.4 acquired by Holdings at Holdings' cost, including an option fee of $5.5, plus a 10% cost of carry. The Holdings Option gives the Company the right to exercise the Holdings Option during the period commencing upon final adjudication of the shareholder litigation (see Note 10) and ending on the date that is twelve months after such final adjudication, provided that the Company beneficially owns a 66 2/3% of the voting securities of Panavision currently owned by it. Upon consummation of the Settlement, if approved by the court, the Company and Holdings will cancel the Holdings option.

     In April 2002, Panavision postponed an offering of Secured Notes it had previously announced and also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. As a result, Panavision expensed all costs (primarily legal, accounting, advisory and lenders' fees) in connection with the refinancing. Such costs are reflected in refinancing expenses in the accompanying Condensed Consolidated Financial Statements.

     On June 14, 2002, Panavision amended its Existing Credit Agreement to, among other things, allow Panavision to (1) acquire the shares of Las Palmas from M & F Worldwide in exchange for the Las Palmas Note (as hereafter defined),
(2) contribute the assets of Las Palmas and certain other assets owned by Panavision to the newly-formed EFILM, LLC, in exchange for 80% of its membership interests and (3) allow Deluxe Laboratories, Inc. to purchase 20% of the EFILM LLC membership interests for $5.0. In addition certain covenants were amended.

     At the closing of the M & F Purchase, Ronald O. Perelman, Holdings' sole shareholder, delivered a letter to the Company agreeing that, if the Company determines in its good faith and reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control will provide such financial support to the Company as may be required by Panavision in connection with such payments of principal and interest. Pursuant to the Settlement discussed in Note 1, and if approved by the court, this letter agreement will be terminated.

     Although there can be no assurance, Panavision expects that cash flows from operations and borrowings under the Existing Credit Agreement will be sufficient to enable it to meet its anticipated cash requirements during 2002, including for operating expenses, working capital, capital expenditures, further investment in EFILM and scheduled debt service requirements. Additionally, continued softness in the feature film and television commercials segments of Panavision's business could continue to impact Panavision's rental income, which would adversely affect Panavision's ability to achieve compliance with certain financial covenants under the Existing Credit Agreement, including the debt to EBITDA ratio and the minimum EBITDA requirement. Although Panavision is in compliance with the financial covenants under the Existing Credit Agreement for the period ending June 30, 2002, Panavision is uncertain whether it can achieve the required EBITDA level for the balance of 2002, as a consequence of lower than expected feature film starts and lower industry volume of television commercials production. As a result, Panavision may adopt one or more alternatives, such as continuing to reduce expenses, delaying or reducing capital expenditures, or seeking capital contributions from affiliates. If Panavision were unable to meet the minimum required financial ratios, Panavision would be required to seek waivers or amendments of the covenants under the Existing Credit Agreement or, in the absence of such waivers or amendments, identify other sources of financing. Although the lenders under the Existing Credit Agreement have accommodated Panavision to date, there can be no assurance that they will continue to do so in the future nor can there be any assurance that Panavision could successfully effect any of the other alternatives.

5.   ISSUANCE OF PANAVISION SERIES B PREFERRED STOCK

     As discussed in Note 4, on June 28, 2002, Panavision issued 49,199 shares of Panavision Series B Preferred Stock to Holdings. The Panavision Series B Preferred Stock is non-voting, has a liquidation preference of $49.2, and entitles its holders to cumulative dividends at a rate of 10% per annum. The Panavision Series B Preferred Stock may be redeemed by Panavision, at its option, at any time at a price per share equal to the liquidation preference plus accrued and unpaid dividends. Under Emerging Issues Task Force D-98, since the Company, as a majority-owned subsidiary of Holdings, maintains the majority shareholder vote of Panavision, the Panavision Series B Preferred Stock is deemed to be redeemable at the option of Holdings and is, accordingly, classified outside of permanent equity in the accompanying condensed consolidated balance sheets.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


6.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company performed impairment tests on Panavision's tradename and Mafco Worldwide's product formulas during the first quarter of 2002. No impairment of these assets was determined as a result of the tests. The Company performed impairment tests on goodwill during the second quarter of 2002 and determined as a result of such tests that there is no impairment of goodwill. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill, Mafco Worldwide's product formulas and Panavision's tradename (hereafter referred to as the Other Intangibles in the table below), which had been included as a component of selling, general and administrative expenses for the three and six months ended June 30, 2001, is as follows:

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       -----------------------    -----------------------
                                                       JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                         2002         2001          2002         2001
                                                       ----------  -----------    ----------  -----------
Reported net (loss) income
   available to common shareholders:                      $ (0.4)       $ 3.7         $ 1.4       $ 12.7
     Add back:  Goodwill amortization                          -          1.8             -          1.9
     Add back:  Other intangibles amortization                 -          1.6             -          2.3
                                                       ----------  -----------    ----------  -----------
     Adjusted net (loss) income                           $ (0.4)       $ 7.1         $ 1.4       $ 16.9
                                                       ==========  ===========    ==========  ===========

Basic and diluted earnings per share:
     Reported net (loss) income                          $ (0.01)      $ 0.15        $ 0.06       $ 0.57
     Goodwill amortization                                     -         0.07             -         0.09
     Other intangibles amortization                            -         0.06             -         0.10
                                                       ----------  -----------    ----------  -----------
     Adjusted basic and diluted (loss)
        earnings per share                               $ (0.01)      $ 0.28        $ 0.06       $ 0.76
                                                       ==========  ===========    ==========  ===========

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


EARLY EXTINGUISHMENT OF DEBT

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by accounting principles generally accepted in the United States. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of SFAS No. 145 will require the $0.2 of extraordinary charges for the six months ended June 30, 2001 to be reclassified accordingly.

7.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by geographic region for each business segment:

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                          -----------------------    -----------------------
                                           JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                             2002         2001          2002         2001
                                          ----------   ----------    ----------  -----------
Net sales from external customers
     Panavision
        North America                        $ 19.2       $ 23.4        $ 43.8       $ 23.4
        Europe                                 17.7         14.6          31.7         14.6
        Asia/Pacific                            6.4          5.2          13.4          5.2
                                          ----------   ----------    ----------  -----------
           Subtotal                            43.3         43.2          88.9         43.2
     Mafco Worldwide
        North America                          22.3         22.7          44.6         44.3
        Europe                                  3.7          3.2           7.0          7.0
                                          ----------   ----------    ----------  -----------
           Subtotal                            26.0         25.9          51.6         51.3
                                          ----------   ----------    ----------  -----------

     Total revenues                          $ 69.3       $ 69.1       $ 140.5       $ 94.5
                                          ==========   ==========    ==========  ===========

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      -----------------------    -----------------------
                                                       JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                         2002         2001          2002         2001
                                                      ----------   ----------    ----------  -----------
Operating income (loss)
     Panavision
        North America                                    $  0.5       $  8.6        $  7.2       $  8.6
        Europe                                             (0.5)        (0.1)         (2.6)        (0.1)
        Asia/Pacific                                        1.3          0.9           2.8          0.9
        Corporate                                          (0.4)        (2.3)         (1.4)        (2.3)
                                                      ----------   ----------    ----------  -----------
           Subtotal                                         0.9          7.1           6.0          7.1
     Mafco Worldwide
        North America                                      10.5          8.6          19.9         17.3
        Europe                                              1.2          1.2           2.2          2.1
        Pension reversion (loss) gain                         -         (0.6)            -         (0.8)
        Corporate                                          (0.8)        (0.9)         (1.1)        (0.8)
                                                      ----------   ----------    ----------  -----------
           Subtotal                                        10.9          8.3          21.0         29.0

     Corporate expenses, net                                0.4         (0.5)         (0.5)        (0.6)
                                                      ----------   ----------    ----------  -----------

     Total operating income                              $ 12.2       $ 14.9        $ 26.5       $ 35.5
                                                      ==========   ==========    ==========  ===========

8.   COMPREHENSIVE INCOME

     For the three months ended June 30, 2002 and 2001, comprehensive income amounted to $6.3 and $3.1 respectively. For the six months ended June 30, 2002 and 2001, comprehensive income amounted to $7.4 and $10.6, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments and minimum pension liabilities.

9.   NET INCOME PER SHARE

     The basic and diluted per share data is based on the weighted average number of preferred and common shares outstanding during the following periods:

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       --------------------------------------------------
                                                       JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                         2002         2001          2002         2001
                                                       ----------   ----------    ----------   ----------
Basic weighted average shares outstanding:
     Common stock                                           19.6         20.3          19.6         19.7
     Preferred stock                                         6.9          4.9           6.9          2.5
                                                       ----------   ----------    ----------   ----------
        Total shares outstanding                            26.5         25.2          26.5         22.2
                                                       ==========   ==========    ==========   ==========

Diluted weighted average shares outstanding:
     Common stock                                           19.6         20.3          19.6         19.7
     Preferred stock                                         6.9          4.9           6.9          2.5
                                                       ----------   ----------    ----------   ----------
        Total shares outstanding                            26.5         25.2          26.5         22.2
                                                       ==========   ==========    ==========   ==========

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

10.  COMMITMENTS AND CONTINGENCIES

CORPORATE INDEMNIFICATION MATTERS

     Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor confirmed that it will fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor for all claims other than a small portion of the indemnified asbestos-related claims. As to that portion, the Company and MCG in November 2001 commenced an arbitration (the "Arbitration") against the Indemnity Guarantor seeking, among other things, an order confirming the Indemnity Guarantor's obligation and reimbursement of amounts that the Company has been required to advance on the Indemnity Guarantor's behalf in the interim. The Indemnity Guarantor has filed two counterclaims in the Arbitration. The first seeks an offset to the Company's claim for reimbursement for any amount that the Indemnity Guarantor claims should have been payable by insurance, to the extent that the Company prevails in its claim. The second counterclaim seeks reimbursement of amounts the Indemnity Guarantor has paid with respect to these claims to the extent that the Arbitration panel upholds its position on the scope of the indemnity. On July 25, 2002 the panel confirmed that the indemnity extended to the claims at issue. Accordingly, at June 30, 2002, the Company has not recorded any reserve against its outstanding receivable of $4.3 with the Indemnity Guarantor.

     Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. There has been litigation since 1982 concerning the availability of this coverage, and there can be no assurance as to the outcome. Nonetheless, as a result of rulings in the litigation, settlements with carriers, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement in full each month for its monthly expenditures for asbestos-related claims other than expenses for the claims subject to the Arbitration. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

     In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, later reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. At a hearing before the Chancery Court on May 13, 2002, the Court declined to approve the settlement, but indicated a willingness to consider any revised proposal. After the trial resumed in July 2002, the parties reached a second settlement (the "Settlement"). Under the terms of the Settlement, and subject to the approval of the Chancery Court, Holdings will (a) acquire (1) the shares of Panavision Common Stock that the Company purchased in April 2001, (2) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (3) the Existing Notes that Pneumo Abex acquired in November 2001, and (4) the Las Palmas Note (as hereafter defined), and (b) deliver to the Company $90.1 in cash and all of the shares of Company's Common Stock and Series B Preferred Stock that Holdings has acquired since April 2001. In addition, all agreements entered into in connection with the Panavision Acquisition and the December 2001 issuance of Series B Preferred Stock will be terminated. The Chancery Court has scheduled a hearing in October 2002 with respect to approval of the Settlement.

     If the Settlement is approved by the court and is not appealed, then the Company will record the sale and discontinuation of the Panavision operations. Had the Settlement been approved on June 30, 2002, the Company would have recognized a net gain on disposition of approximately $7.3, primarily resulting from Panavision's net losses from April 19, 2001 through June 30, 2002 partially offset by the decrease in quoted market prices for the Company's common stock used to determine the acquisition price and June 30, 2002, and various other factors. The gain or loss on disposition will change based on Panavision's

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)

results of operations through the date that the settlement is approved and the quoted market price of the Company's common stock on that date. Assuming no other change to the outstanding number of common or preferred shares of the Company, Holdings will own approximately 36.7% of the Company's outstanding shares after consummation of the Settlement.

     The following pro forma income statement information for the six months ended June 30, 2002 gives effect to the Settlement as if it had been consummated on January 1, 2002. The following pro forma balance sheet information as of June 30, 2002 gives effect to the Settlement as if it had been consummated on June 30, 2002. The pro forma information is not necessarily indicative of what the results would have been had the Settlement had been consummated on such dates and does not purport to project the results of operations of the Company in any future period.

           Pro Forma Income Statement Data:
               Revenue                                                $  51.6
               Gross margin                                              26.4
               Operating income                                          20.5
               Income from continuing operations                         11.1
               Basic earnings per share                                  0.61

           Pro Forma Balance Sheet Data:
               Cash                                                   $  97.5
               Current assets                                           177.0
               Total assets                                             362.2
               Long-term debt (including current portion)                67.7
               Stockholders' equity                                     259.2

     In a separate agreement contemporaneous with the Settlement, the Company's insurance carrier agreed to reimburse $2.0 of the amount that the Company paid in connection with the Vannini settlement, and certain attorneys' fees and expenses awarded by the court in connection with the Settlement.

     The Company has incurred various legal and related costs in connection with the defense of the lawsuits. As of June 30, 2002, the Company has a receivable of $6.5, including the $2.0 related to the Vannini settlement, reflected in prepaid expenses and other assets, in respect of costs that the Company expects will be reimbursed by insurance.

11.  EFILM JOINT VENTURE

     Since July 2001, the Company has owned Las Palmas, a laboratory providing digital processing services to the motion picture and television industries and Panavision has operated the EFILM business pursuant to employment, license and lease agreements entered into between the Company and Panavision, whereby the assets and employees of Las Palmas were leased to Panavision. On July 2, 2002, the Company sold the shares of Las Palmas to Panavision in exchange for a note totaling $6.7 plus interest at 10% payable on September 30, 2005 (the "Las Palmas Note"). Immediately following the acquisition, Panavision contributed the assets of Las Palmas to the newly-formed EFILM, LLC, in exchange for 80% of its membership interests. At the same time, Deluxe Laboratories, Inc. purchased 20% of the EFILM, LLC membership interests for $5.0.

12.  SUBSEQUENT EVENT

     On July 29, 2002, the New York Stock Exchange (the "Exchange") announced that, pursuant to its rule regarding market capitalization of listed companies, Panavision would no longer be listed on the Exchange effective August 5, 2002. Panavision's shares will now trade over the counter under the ticker symbol PVIS.PK.

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

     Certain shareholders of the Company brought suits against the Company and its directors challenging the Panavision Acquisition as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On July 26, 2002, the Company and the other parties to the litigation relating to the Panavision Acquisition entered into the Settlement. Pursuant to the Settlement, and if approved by the court where the litigation is pending, Holdings will (a) acquire (1) the shares of Panavision Common Stock that the Company purchased in April 2001, (2) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (3) the Existing Notes that Pneumo Abex acquired in November 2001, and (4) the Las Palmas Note, and (b) deliver to the Company $90.1 in cash and all of the shares of Company's Common Stock and Series B Preferred Stock that Holdings has acquired since April 2001. In addition, all agreements to which the Company is a party that were entered into in connection with the Panavision Acquisition and the December 2001 issuance of the Panavision Series A Preferred Stock will be terminated. Thus, consummation of the Settlement would sever the ownership relationship between the Company, on the one hand, and Panavision and its subsidiaries, on the other. After consummation of the Settlement, if approved, and assuming no other change to the outstanding number of common or preferred shares of the Company, Holdings will own approximately 36.7% of the Company's outstanding shares. A court hearing to approve the Settlement has been set for October 2002. If the Settlement is approved by the court and is not appealed, then the Company will record the sale and discontinuation of the Panavision operations. See Note 10 to the Condensed Consolidated Financial Statements.

     This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Critical Accounting Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

CONSOLIDATED OPERATING RESULTS

   THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2001

     Revenues were $69.3 million in the 2002 period as compared to $69.1 million in the 2001 period. Mafco Worldwide's revenues were approximately the same in the 2002 and 2001 quarters. Mafco Worldwide experienced slightly lower volume and higher average selling prices. Revenues from Panavision were $43.3 million in the 2002 period and $43.2 million in the 2001 period since Panavision's acquisition on April 19, 2001. Panavision experienced lower revenue in the second quarter of 2002 as compared to the second quarter of 2001 primarily due to substantially lower feature film production as compared to a robust feature film environment in the first half of 2001.

     Costs of revenues were $39.8 million in the 2002 period as compared to $35.0 million in the 2001 period, an increase of $4.8 million. The increase was primarily due to the inclusion of Panavision's costs

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


for the full period in 2002 but only since April 19, 2001 in the 2001 period partially offset by a decrease of $1.6 million in Mafco Worldwide's cost due to lower material costs, improved manufacturing efficiencies, and a change in the mix of products sold.

     Gross profit was $29.5 million in the 2002 period and $34.1 million in the 2001 period, a decrease of $4.6 million. This decrease was due to the lower earnings by Panavision.

     Selling, general and administrative expenses were $19.3 million in the 2002 period as compared to $18.6 million in the 2001 period.

     Income related to shareholder litigation settlement of $2.0 million relates to the Company's insurance carrier's agreement to reimburse $2.0 million of the amount that the Company paid in connection with the Vannini settlement.

     Operating income was $12.2 million in the 2002 period and $14.9 million in the 2001 period, a decrease of $2.7 million.

     Interest expense, net, was $9.5 million in the 2002 period and $10.1 million in the 2001 period.

     Refinancing expense of $4.5 million in the 2002 period reflects costs incurred in connection with Panavision's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with the Panavision's refinancing and lender's fees of $2.9 million in accordance with the March Amendment. This was offset by $0.6 million reversal of the fair value adjustment arising from the Panavision Acquisition which resulted from the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002.

     The Company recorded a benefit for income taxes of $0.8 million in the 2002 period as compared to a provision of $0.3 million in the 2001 period. The change was primarily due to the pre-tax loss in the 2002 period.

  SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2001

     Revenues were $140.5 million in the 2002 period and $94..5 million in the 2001 period. Of the $46.0 million increase, $45.7 million was due to the inclusion of Panavision revenues for the full 2002 period but only since April 19, 2001 in the 2001 period and $0.3 million was due to higher sales by Mafco Worldwide, primarily to the tobacco industry.

     Costs of revenues were $79.2 million in the 2002 period as compared to $48.4 million in the 2001 period. Excluding the increased costs of $32.8 million attributable to the inclusion of Panavision for the full 2002 period but only since April 19, 2001 in the 2001 period, costs at Mafco Worldwide decreased $2.0 million due to lower material and manufacturing costs and a change in the mix of products sold to higher margin products.

     Gross profit was $61.3 million for the 2002 period as compared to $46.1 million in the 2001 period, an increase of $15.2 million. The increase attributable to Panavision was $12.9 million and $2.3 million to Mafco Worldwide. As a percentage of sales the 2002 gross profit was 43.6% as compared to 48.8% in 2001. The decrease was attributable to the inclusion of Panavision in the 2002 period for the full 2002 period.

     Selling, general and administrative expenses were $36.8 million in the 2002 period and $21.0 million in the 2001 period. Of the $15.8 million increase, $14.0 million was due to the inclusion of Panavision for the full 2002 period but only since April 19, 2001 in the 2001 period and $1.8 million was due to costs relating to the Arbitration, lower pension income, higher executive compensation and various other professional fees partially offset by non-amortization of goodwill and product formulas.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Income related to shareholder litigation settlement of $2.0 million relates to the Company's insurance carrier's agreement to reimburse $2.0 million of the amount that the Company paid in connection with the Vannini settlement.

     Operating income totaled $26.5 million in the 2002 period as compared to $35.5 million in the 2001 period. Of the $9.0 million decrease in the 2002 period, $10.4 million was due primarily to the pension reversion gain of Mafco Worldwide in 2001.

     Interest expense was $18.7 million in 2002 and $10.3 million in 2001, an increase of $8.4 million primarily attributable to the inclusion of Panavision for the full 2002 period but only since April 19, 2001 in the 2001 period.

     Refinancing expense of $4.5 million in the 2002 period reflects costs incurred in connection with Panavision's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with the Panavision's refinancing and lender's fees of $2.9 million in accordance with the March Amendment. This was offset by $0.6 million reversal of the fair value adjustment arising from the Panavision Acquisition which resulted from the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002.

     The provision for income taxes was $2.0 million in the 2002 period and $11.7 million in 2001. The decrease was due to lower pre-tax income in 2002. The effective tax rate was 55.6% for the 2002 period as compared to 47.4% for the 2001 period. The increase primarily reflects foreign tax losses of Panavision for which no tax benefit was provided and foreign taxable income which is taxed at rates in excess of the U.S. statutory rate.

OPERATING RESULTS BY BUSINESS SEGMENT

MAFCO WORLDWIDE

   THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2001

     Revenues were $26.0 million in the 2002 period and $25.9 million in the 2001 period This increase was due to higher average selling prices to Mafco Worldwide's licorice customers offset in part by a decrease in overall shipping volume.

     Cost of revenues was $12.2 million in the 2002 period and $13.8 million in the 2001 period, a decrease of $1.6 million. As a percentage of sales, cost of sales was 46.9% in 2002 and 53.3% in 2001. The decrease in 2002 was due to lower material costs, improved manufacturing efficiencies and a change in the mix of products cost as compared to 2001.

     Selling, general and administrative expenses were $2.9 million in the 2002 period and $3.2 million in the 2001 period, a decrease of $0.3 million. The decrease reflects goodwill and intangibles amortization of $0.8 million in 2001 partially offset by costs related to the arbitration and lower pension income in 2002.

     Operating income was $10.9 million in the 2002 period and $8.3 million in the 2001 period, an increase of $2.6 million.

   SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2001

     Revenues were $51.6 million in the 2002 period and $51.3 million in the 2000 period, an increase of $0.3 million. This increase was due to higher selling prices to the tobacco and confectionery customers offset in part by lower shipping volume.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Cost of revenues was $25.2 million in the 2002 period and $27.2 million in the 2001 period. The $2.0 million decrease was due to lower material costs and manufacturing efficiencies. As a percentage of sales, cost of sales was 48.8% in 2002 and 53.0% in 2001.

     Selling, general and administrative expenses were $5.4 million in the 2002 period and $5.5 million in the 2001 period.

     Operating income was $21.0 million in 2002 and $29.0 million in 2001. The increase of $8.0 million was primarily due to the one time pension reversion gain of $10.4 million in 2001, partially offset by higher second quarter profits in 2002.

PANAVISION

     The following selected financial data has been derived from Panavision's unaudited Condensed Consolidated Financial Statements included in Panavision's Report on Form 10-Q for the quarterly period ended June 30, 2002. With respect to 2002 and 2001, the following discussion and analysis represents results of operations for the Post-M & F Purchase period and the Pre-M & F Purchase period, respectively. The selected financial data below does not represent a pro forma presentation of the results of Panavision for 2001.

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                        2002         2001          2002         2001
                                                     ----------   ----------    ----------  -----------
                                                           (Unaudited)                (Unaudited)
                                                          (in millions)              (in millions)
Camera rental                                           $ 25.7       $ 38.0        $ 55.4       $ 75.0
Lighting rental                                            8.6          9.1          16.2         17.0
Sales and other                                            9.0          8.1          17.3         17.0
                                                     ----------   ----------    ----------  -----------

Total rental revenue and sales                            43.3         55.2          88.9        109.0
Cost of camera rental                                     15.4         15.4          30.5         30.4
Cost of lighting rental                                    6.8          6.7          13.0         13.6
Cost of sales and other                                    5.7          4.5          10.9          9.2
                                                     ----------   ----------    ----------  -----------

Gross margin                                              15.4         28.6          34.5         55.8
Selling, general and administrative expenses              13.5         16.6          26.5         30.9
Research and development expenses                          1.3          1.4           2.4          3.0
                                                     ----------   ----------    ----------  -----------

Operating income                                           0.6         10.6           5.6         21.9
Interest expense, net                                     (8.7)       (11.4)        (17.1)       (23.3)
Foreign exchange gain (loss)                               0.6         (0.1)          0.2         (1.0)
Refinancing expense                                       (4.5)           -          (4.5)           -
Other, net                                                 0.7         (0.2)          0.7          0.6
                                                     ----------   ----------    ----------  -----------

Loss before income taxes                                 (11.3)        (1.1)        (15.1)        (1.8)
Income tax benefit                                         4.9          2.1           5.4          1.4
                                                     ----------   ----------    ----------  -----------

Net (loss) income                                       $ (6.4)       $ 1.0        $ (9.7)      $ (0.4)
                                                     ==========   ==========    ==========  ===========

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


     The following discussion of the results of Panavision have been presented based on the results reported by Panavision on a stand alone and comparative basis which is the basis on which management monitors the segment.

       QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the second quarter of 2002 was $25.7 million. Revenue decreased $12.3 million, or 32.4%, compared to the second quarter of 2001. The decline reflects substantially lower feature film production as compared to a robust feature film environment in the first half of 2001. The strong feature film environment occurred in anticipation of the possibility of mid-year strikes by the Writers Guild of American and Screen Actors Guild. Both of the labor negotiations were concluded at the end of the second quarter without any labor disruption. The lower revenue also reflects a reduction in revenue generated by Movies of the Week. Revenue generated from television commercials, although similar to prior year levels, remains weak worldwide.

     Cost of camera rental for the second quarter was $15.5 million, up slightly from the second quarter of 2001. The 2002 costs included approximately $0.8 million of additional depreciation resulting from the fair value adjustments arising from the M & F Purchase in April 2001.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the second quarter was $8.6 million. Revenue decreased $0.5 million, or 5.5%, as compared to the second quarter of 2001, partially due to the closure of the Company's U.S. lighting rental operations.

     Cost of lighting rental for the second quarter was $6.8 million, up slightly from the second quarter of 2001.

SALES AND OTHER

     Sales and other revenue in the second quarter increased $0.9 million, or 11.1%, from the second quarter of 2001. The increase reflects revenue of $1.6 million generated by EFILM, which Panavision began operating in the third quarter of 2001, and is partially offset by lower lighting filter and expendable sales worldwide.

     Cost of sales and other for the second quarter increased $1.2 million, or 26.7%, as compared to the second quarter of 2001. The increase is partially due to additional costs of $1.4 million associated with the EFILM operations.

OPERATING COSTS

     Selling, general and administrative expenses for the second quarter of 2002 were $13.5 million, a decrease of $3.1 million, or 18.7%, as compared to the second quarter of 2001. The decrease was due to the impact of cost reduction programs and the elimination of approximately $2.5 million of goodwill and intangibles amortization resulting from Panavision's adoption of SFAS No. 142 on January 1, 2002. The reductions were offset by approximately $1.0 million of additional costs associated with EFILM's operation and $0.6 million of non-cash compensation charges recorded in Canada.

     Research and development expenses for the second quarter were $1.2 million, a decrease of $0.3 million, of 20.0%, as compared to the second quarter of 2001. The decrease was primarily due to cost control programs, including headcount reductions implemented during 2001.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


INTEREST, TAXES AND OTHER

     Net interest expense for the second quarter of 2002 was $8.7 million, a decrease of $2.7 million, or 23.7%, as compared to the second quarter of 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the second quarter of 2001.

     Foreign exchange gain for the second quarter of 2002 was $0.6 million, as compared to a negligible loss for the second quarter of 2001. This change is primarily due to the effect of the strengthening British Pound on U.S. Dollar denominated payable balances held in the U.K.

     Refinancing expense of $4.5 million for the second quarter of 2002 reflects costs incurred in connection with Panavision's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with the Company's refinancing and lender's fees of $2.9 million paid in accordance with the March Amendment. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002.

     Net other income for the second quarter of 2002 was $0.7 million, as compared to a $0.2 million other loss for the second quarter of 2001. This is primarily due to higher gains on the sale of property and equipment.

     The tax benefit was $4.9 million for the quarter ended June 30, 2002, as compared to a tax benefit of $2.1 million for the quarter ended June 30, 2001. The Company recorded an income tax benefit of $5.4 million resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $0.3 million provision relating to profitable foreign operations and foreign taxes withheld at source.

    SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTH ENDED JUNE 30, 2001

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the six months ended June 30, 2002 was $55.4 million. Revenue decreased $19.6 million or 26.1%, compared to the six months ended June 30, 2001. The decline reflects substantially lower film production as compared to the robust feature film environment in the first half of 2001. The lower revenue also reflects a reduction in revenues generated by Movies of the Week. Revenues generated from television commercials, although similar to prior year levels, remains weak worldwide.

     Cost of camera rental for the six months ended June 30, 2002 was $30.4 million, unchanged from the six months ended June 30, 2001. The 2002 costs include approximately $1.8 million of additional depreciation resulting from the fair value adjustments arising from the M & F Purchase, offset by the impact of cost reductions achieved in 2002.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the six months ended June 30, 2002 was $16.2 million, a decrease of $0.8 million, of 4.7%, compared to the six months ended June 30, 2001 primarily due to the closure of the Company's U.S. lighting rental operations.

     Cost of lighting rental for the six months ended June 30, 2002 was $13.0 million, a decrease of $0.6 million, or 4.4%, from the six months ended June 30, 2001.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

SALES AND OTHER

     Sales and other revenue in the six months ended June 30, 2002 was $17.3 million, an increase of $0.3 million, or 1.8%, from the six months ended June 30, 2001. The increase reflects the revenue generated by EFILM, offset by lower lighting filter and expendable sales worldwide.

OPERATING COSTS

     Selling, general and administrative expenses for the second quarter of 2002 were $26.5 million, a decrease of $4.4 million, or 14.2%, as compared to the second quarter of 2001. The decrease was due to the impact of cost reduction programs and the elimination of approximately $2.5 million of goodwill and intangibles amortization resulting from the Company's adoption of SFAS No. 142 on January 1, 2002. The reductions were offset by approximately $1.9 million of additional costs associated with EFILM's operation and $0.6 million of non-cash compensation charges recorded in Canada.

     Research and development expenses for the six months ended June 30, 2002 were $2.4 million, a decrease of $0.6 million, or 20.0%, from the six months ended June 30, 2001. The decrease was primarily due to cost control programs, including headcount reductions implemented during 2001.

INTEREST, TAXES AND OTHER

     Net interest expense for the six months ended June 30, 2002 was $17.1 million, a decrease of $6.2 million, or 26.6%, as compared to the six months ended June 30, 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the second quarter of 2001.

     Foreign exchange gain for the six months ended June 30, 2002 was $0.2 million, as compared to $1.0 million loss for the six months ended June 30, 2001. This change is primarily due to the effect of the strengthening British Pound on U.S. Dollar denominated payable balances held in the U.K.

     Refinancing expense of $4.5 million for the six months ended June 30, 2002 reflects cost incurred in connection with Panavision's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with Panavision's refinancing and lender's fees of $2.9 million in accordance with the March Amendment. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002.

     The tax benefit was $5.4 million for the six months ended June 30, 2002, as compared to a tax benefit of $1.5 million for the six months ended June 30, 2001. The Company recorded an income tax benefit of $6.8 million resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $1.4 million provision relating to profitable foreign operations and foreign taxes withheld at source.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first six months of 2002 was $25.1 million compared to $61.2 million in the first six months of 2001. The decrease in net cash provided by operating activities of $36.1 million was primarily caused by the net cash retained in connection with the termination of a pension plan of $21.6 million in 2001, and increases in accounts receivable and prepaid expenses in the 2002 period.

     Net cash used in investing activities was $13.8 million for the six month period ended June 30, 2002 and $79.7 million for the six month period ended June 30, 2001. The decrease was primarily due to the acquisition of Panavision in 2001 offset in part by higher capital expenditures in 2002 primarily at Panavision.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Net cash used in financing activities totaled $4.9 million in the six month period ended June 30, 2002 primarily as a result of the net repayment of debt of $13.7 million offset in part by the issuance of $10.0 of Panavision Series B Preferred Stock. Cash provided by financing activities of $45.5 million in the six month period ended June 30, 2001 resulted from the refinancing of Mafco Worldwide's credit agreement.

     As of June 30, 2002 debt outstanding was comprised of the following (dollars in millions):

         Panavision
            Credit agreement
               Term loans                                       $  187.0
               Revolving credit facility                            87.7
            Notes                                                  146.4
                                                           -------------------
                                                                   421.1

         Mafco Worldwide
               Amended Credit Agreement - term loan                 72.0
               Other                                                 1.2
                                                           -------------------
                                                                $  494.3
                                                           ===================

     Current maturities under the Mafco Worldwide's and Panavision's credit agreements total $51.4 million.

     On March 15, 2002, Panavision amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that Panavision must maintain through December 31, 2002. As required under the amended Existing Credit Agreement, on June 28, 2002, Panavision (1) acquired from Holdings $10.0 million in cash and $37.7 million principal amount at maturity of Existing Notes in exchange for 49,199 shares of Panavision's Series B Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, (2) cancelled the $37.7 million principal amount at maturity of Existing Notes promptly after receiving them and (3) paid the lenders a fee equal to 1% of the amount of the balance of the Existing Credit Agreement.

     On April 1, 2002, Panavision entered into an agreement with certain holders of its Existing Notes that gave Panavision the option to acquire from these holders, Existing Notes with a principal amount at maturity of $78.4 million at a price of $650 per $1,000 of principal amount. On June 28, 2002 this option was assigned to Holdings by Panavision and Holdings subsequently exercised the option on July 3, 2002.

     On June 27, 2002, the Company entered into an agreement with Holdings that gives the Company the option (the "Holdings Option"), in whole but not in part, of (1) acquiring the Panavision Series B Preferred Stock issued to Holdings for a cost equal to Holdings' cost to acquire the Existing Notes exchanged for the Panavision Series B Preferred Stock plus a 10% cost of carry plus the liquidation preference value of the shares issued for the $10.0 million equity contribution made by Holdings, and (2) acquiring $78.4 million principal amount at maturity of Existing Notes acquired by Holdings pursuant to an option at Holdings' cost, including an option fee of $5.5 million, plus a 10% cost of carry. The Holdings Option gives the Company the right to exercise the Holdings Option during the period commencing upon final adjudication of the shareholder litigation (see Note 10 to the Condensed Consolidated Financial Statements) and ending on the date that is twelve months after such final adjudication, provided that the Company beneficially owns at least 66 2/3% of the voting securities of Panavision currently owned by it. Upon consummation of the Settlement, if approved, the Company and Holdings will cancel the Holdings Option.

     In April 2002, Panavision postponed an offering of Secured Notes it had previously announced and also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. As a result, Panavision expensed all costs, primarily legal, accounting, advisory and lenders' fees in connection with the refinancing. Such costs are reflected in refinancing expenses in the accompanying Condensed Consolidated Financial Statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     On June 14, 2002, Panavision amended its Existing Credit Agreement to, among other things, allow Panavision to (1) acquire the shares of Las Palmas from M & F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by Panavision to the newly-formed EFILM, LLC, in exchange for 80% of its membership interests and (3) allow Deluxe Laboratories, Inc. to purchase 20% of the EFILM LLC membership interests for $5.0 million. In addition certain covenants were amended.

     Although there can be no assurance, Panavision expects that cash flows from operations and borrowings under the Existing Credit Agreement will be sufficient to enable it to meet its anticipated cash requirements during 2002, including for operating expenses, working capital, capital expenditures, further investment in EFILM and scheduled debt service requirements. Additionally, continued softness in the feature film and television commercials segments of Panavision's business could continue to impact Panavision's rental income, which would adversely affect Panavision's ability to achieve compliance with certain financial covenants under the Existing Credit Agreement, including the debt to EBITDA ratio and the minimum EBITDA requirement. Although Panavision is in compliance with the financial covenants under the Existing Credit Agreement for the period ending June 30, 2002, Panavision is uncertain whether it can achieve the required EBITDA level for the balance of 2002, as a consequence of lower than expected feature film starts and lower industry volume of television commercials production. As a result, Panavision may adopt one or more alternatives, such as continuing to reduce expenses, delaying or reducing capital expenditures, or seeking capital contributions from affiliates. If Panavision were unable to meet the minimum required financial ratios, Panavision would be required to seek waivers or amendments of the covenants under the Existing Credit Agreement or, in the absence of such waivers or amendments, identify other sources of financing. Although the lenders under the Existing Credit Agreement have accommodated Panavision to date, there can be no assurance that they will continue to do so in the future nor can there be any assurance that Panavision could successfully effect any of the other alternatives.

     Mafco Worldwide intends to use cash provided by operating activities to pay down existing debt, to make additional capital expenditures, and to purchase inventory of licorice root and licorice extract in order to take advantage of market conditions that will benefit future operations. Management believes that Mafco Worldwide's current inventories of $52.7 million are adequate to meet all customer requirements for the foreseeable future.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended June 30, 2002, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) economic, climatic or political conditions in countries in which the Company sources licorice root; (g) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (h) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (i) the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification; (j) any inability to obtain indemnification for any significant group of asbestos related claims pending against the Company; (k) a substantially adverse result in the pending shareholder litigation, including any failure to obtain approval of the Settlement; (l) lower than expected cash flows from operations; or (m) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness, or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this Form 10-Q filing.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

CORPORATE INDEMNIFICATION MATTERS

     Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor confirmed that it will fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor for all claims other than a small portion of the indemnified asbestos-related claims. As to that portion, the Company and MCG in November 2001 commenced an arbitration (the "Arbitration") against the Indemnity Guarantor seeking, among other things, an order confirming the Indemnity Guarantor's obligation and reimbursement of amounts that the Company has been required to advance on the Indemnity Guarantor's behalf in the interim. The Indemnity Guarantor has filed two counterclaims in the Arbitration. The first seeks an offset to the Company's claim for reimbursement for any amount that the Indemnity Guarantor claims should have been payable by insurance, to the extent that the Company prevails in its claim. The second counterclaim seeks reimbursement of amounts the Indemnity Guarantor has paid with respect to these claims to the extent that the Arbitration panel upholds its position on the scope of the indemnity. On July 25, 2002 the panel confirmed that the indemnity extended to the claims at issue. Accordingly, at June 30, 2002, the Company has not recorded any reserve against its outstanding receivable of $4.3 with the Indemnity Guarantor.

     Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. There has been litigation since 1982 concerning the availability of this coverage, and there can be no assurance as to the outcome. Nonetheless, as a result of rulings in the litigation, settlements with carriers, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement in full each month for its monthly expenditures for asbestos-related claims other than expenses for the claims subject to the Arbitration. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


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

     In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, later reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. At a hearing before the Chancery Court on May 13, 2002, the Court declined to approve the settlement, but indicated a willingness to consider any revised proposal. After the trial resumed in July 2002, the parties reached a second settlement (the "Settlement"). Under the terms of the Settlement, and subject to the approval of the Chancery Court, Holdings will (a) acquire (1) the shares of Panavision Common Stock that the Company purchased in April 2001, (2) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (3) the Existing Notes that Pneumo Abex acquired in November 2001, and (4) the Las Palmas Note, and (b) deliver to the Company $90.1 million in cash and all of the shares of Company's Common Stock and Series B Preferred Stock that Holdings has acquired since April 2001. In addition, all agreements entered into in connection with the Panavision Acquisition and the December 2001 issuance of Series B Preferred Stock will be terminated. The Chancery Court has scheduled a hearing in October 2002 with respect to approval of the Settlement.

     In a separate agreement contemporaneous with the Settlement, the Company's insurance carrier agreed to reimburse $2.0 million of the amount that the Company paid in connection with the Vannini settlement, and certain attorneys' fees and expenses awarded by the court in connection with the Settlement.

     The Company has incurred various legal and related costs in connection with the defense of the lawsuits. As of June 30, 2002, the Company had a receivable of $6.5 million, including the $2.0 million related to the Vannini settlement, reflected in prepaid expenses and other assets, in respect of costs that the Company expects will be reimbursed by insurance.

     There have been no other material changes in ongoing legal proceedings during the three month period ended June 30, 2002.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the three-month period ended June 30, 2002.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no events of default upon senior securities during the three month period ended June 30, 2002.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting of Stockholders was held on May 23, 2002.
(b)  Item not required to be presented.
(c) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of three persons to the Board of Directors of the Company and the ratification of the selection of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 2002. The results of the voting on matters presented at the Company's Annual Meeting of Stockholders were as follows:

            DESCRIPTION               VOTES FOR      VOTES WITHHELD
            -----------               ---------      --------------
            ELECTION OF DIRECTORS:
            Jaymie A. Durnan          23,774,623        1,922,319
            Lance Liebman             23,774,734        1,922,208
            Stephen G. Taub           23,832,359        1,864,583

          There were no abstentions or broker non-votes on the election of Directors.

            DESCRIPTION               VOTES FOR      VOTES AGAINST     ABSTENTIONS      NOT VOTED
            -----------               --------       ------------      -----------      ---------
            Ratification of the
            Appointment of Ernst
            & Young LLP               25,338,624          223,753        134,565          773,149

ITEM 5. OTHER INFORMATION

        No additional information need be presented.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

4.5 Fourth Amendment, dated as of June 14, 2002, to the Credit Agreement among Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as Documentation Agent, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent.

10.1 Stipulation of Settlement dated July 26, 2002 (incorporated by reference to Exhibit 99.2 to M & F Worldwide's Form 8-K dated July 29,
        2002).

10.2 Letter agreement, dated June 27, 2002, between Holdings and Panavision Inc. (incorporated by reference to Exhibit 10.29 to Panavision's Form 10-Q dated for the quarterly period ended June 30, 2002).

10.3    Letter agreements dated June 27, 2002 between Holdings and the Company.




(b)     Reports on Form 8-K

        None.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            M & F WORLDWIDE CORP.


Date:      August 14, 2002                  By:     /S/ Todd J. Slotkin
      -------------------------                 ------------------------------
                                                       Todd J. Slotkin
                                          Executive Vice President and Chief Financial Officer
                                                        Principal Financial Officer

Date:      August 14, 2002                  By:      /S/ Peter W. Grace
      -------------------------                 -----------------------------
                                                       Peter W. Grace
                                                 Principal Accounting Officer