Form 10-Q
period 2002-09-30
M & F WORLDWIDE CORP
filed 2002-11-14
CIK 945235

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

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                        Commission file number: 001-13780

                              ---------------------

                              M & F WORLDWIDE CORP.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                         02-0423416
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          35 EAST 62ND STREET
           NEW YORK, NEW YORK                                       10021
----------------------------------------                     -------------------
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

       As of November 14, 2002, there were 19,621,271 shares of the Registrant's Common Stock outstanding.

================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations...............................................2

        Condensed Consolidated Balance Sheets.........................................................3

        Condensed Consolidated Statements of Cash Flows...............................................4

        Notes to Condensed Consolidated Financial Statements..........................................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........16

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................25

Item 4. Controls and Procedures......................................................................25


PART II OTHER INFORMATION

Item 1. Legal Proceedings............................................................................26

Item 2. Changes in Securities........................................................................28

Item 3. Defaults Upon Senior Securities..............................................................28

Item 4. Submission of Matters to a Vote of Security Holders..........................................28

Item 5. Other Information............................................................................28

Item 6. Exhibits and Reports on Form 8-K.............................................................28


SIGNATURES...........................................................................................29


CERTIFICATIONS.......................................................................................30

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                               ----------------------     -----------------------
                                                                                  2002        2001           2002          2001
                                                                               ----------  ----------     ----------    ---------
Net revenues
  Panavision
    Rental income                                                               $ 41.9       $ 29.7        $ 113.5       $ 66.4
    Sales and other                                                               10.6          8.3           27.9         14.8
  Mafco Worldwide                                                                 22.1         23.5           73.7         74.8
                                                                               ----------  ----------     ----------    ---------
    Total revenues                                                                74.6         61.5          215.1        156.0
Cost of revenues
  Panavison
    Cost of rentals                                                               22.3         20.1           65.8         37.8
    Cost of sales                                                                  6.2          4.6           16.7          8.1
  Mafco Worldwide                                                                 11.3         12.2           36.5         39.4
                                                                               ----------  ----------     ----------    ---------
    Total cost of revenues                                                        39.8         36.9          119.0         85.3
                                                                               ----------  ----------     ----------    ---------
Gross profit                                                                      34.8         24.6           96.1         70.7
Selling, general and administrative expenses                                      17.4         19.7           54.2         40.7
Shareholder litigation settlement, net                                             3.3          4.5            1.3          4.5
Loss (gain) on pension reversion                                                     -          0.1              -        (10.3)
                                                                               ----------  ----------     ----------    ---------
Operating income                                                                  14.1          0.3           40.6         35.8
Interest expense, net                                                             (8.5)       (10.9)         (27.2)       (21.2)
Foreign exchange gain                                                              0.6          0.6            0.5          0.4
Refinancing expense                                                                  -            -           (4.5)           -
Other income (loss), net                                                           0.1          0.2            0.5         (0.1)
Minority interest - accretion on Panavision Series B Preferred Stock              (1.3)           -           (1.3)           -
                                                                               ----------  ----------     ----------    ---------
Income (loss) before income taxes and extraordinary loss                           5.0         (9.8)           8.6         14.9
(Provision for) benefit from income taxes                                         (3.0)         1.6           (5.0)       (10.1)
                                                                               ----------  ----------     ----------    ---------
Income (loss) before extraordinary loss                                            2.0         (8.2)           3.6          4.8
Extraordinary loss, net of taxes                                                     -            -              -         (0.2)
                                                                               ----------  ----------     ----------    ---------
Net income (loss)                                                                  2.0         (8.2)           3.6          4.6
Preferred stock dividend                                                          (0.1)           -           (0.3)        (0.1)
                                                                               ----------  ----------     ----------    ---------
Net income (loss) available to shareholders                                      $ 1.9       $ (8.2)         $ 3.3        $ 4.5
                                                                               ==========  ==========     ==========    =========
Basic and diluted earnings (loss) per share:
  Common stock-undistributed earnings (loss) before extraordinary loss          $ 0.07       $(0.31)        $ 0.13       $ 0.20
  Common stock-undistributed extraordinary loss                                      -            -              -        (0.01)
                                                                               ----------  ----------     ----------    ---------
    Total common stock                                                          $ 0.07       $(0.31)        $ 0.13       $ 0.19
                                                                               ==========  ==========     ==========    =========
  Preferred stock-distributed earnings                                          $ 0.01       $ 0.01         $ 0.04       $ 0.02
  Preferred stock-undistributed earnings (loss) before extraordinary loss         0.07        (0.31)          0.13         0.20
  Preferred stock-undistributed extraordinary loss                                   -            -              -        (0.01)
                                                                               ----------  ----------     ----------    ---------
    Total preferred stock                                                       $ 0.08       $(0.30)        $ 0.17       $ 0.21
                                                                               ==========  ==========     ==========    =========
Basic weighted average shares outstanding:
  Common stock                                                                    19.6         20.6           19.6         20.0
  Preferred stock                                                                  6.9          6.2            6.9          3.7
                                                                               ----------  ----------     ----------    ---------
    Total shares outstanding                                                      26.5         26.8           26.5         23.7
                                                                               ==========  ==========     ==========    =========
Diluted weighted average shares outstanding:
  Common stock                                                                    19.8         20.6           19.7         20.0
  Preferred stock                                                                  6.9          6.2            6.9          3.7
                                                                               ----------  ----------     ----------    ---------
    Total shares outstanding                                                      26.7         26.8           26.6         23.7
                                                                               ==========  ==========     ==========    =========


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                                      2002               2001
                                                                                                  -------------      ------------
                                                       ASSETS
Current assets:
   Cash and cash equivalents                                                                       $      27.1        $      6.2
   Accounts receivable (net of allowances of $1.7 and $1.7)                                               42.1              35.6
   Inventories                                                                                            63.6              62.3
   Prepaid expenses and other current assets                                                              12.4              13.2
                                                                                                  -------------      ------------
Total current assets                                                                                     145.2             117.3
Property, plant and equipment, net                                                                       244.7             255.3
Goodwill, net                                                                                            332.9             331.7
Other intangible assets, net                                                                             176.9             175.8
Deferred tax asset                                                                                         0.4               0.4
Pension asset                                                                                             13.9              13.2
Other                                                                                                     18.3              18.4
                                                                                                  -------------      ------------
Total assets                                                                                       $     932.3        $    912.1
                                                                                                  =============      ============
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term borrowings                                                                           $       0.9        $      1.5
   Accounts payable                                                                                        8.2              14.1
   Accrued liabilities                                                                                    44.6              33.9
   Current maturities of long-term debt                                                                  309.5              41.8
                                                                                                  -------------      ------------
Total current liabilities                                                                                363.2              91.3

Long-term debt                                                                                           185.0             501.6
Deferred tax liabilities                                                                                  16.7              16.6
Other liabilities                                                                                         12.4               6.7

Commitments and contingencies

Panavision Series B Pay-In-Kind Preferred Stock, $0.01 par value; 100,000 shares authorized; 49,199 shares issued and outstanding at September 30, 2002
   (liquidation preference of $1,000 per share plus declared and unpaid dividends)                        50.5                 -

Stockholders' equity:
   Common stock, par value $.01;  250,000,000 shares authorized;
      20,663,171 shares issued at September 30, 2002 and December 31, 2001                                 0.2               0.2
   Preferred stock, liquidation value $6.50;
      6,848,820 shares issued and outstanding at September 30, 2002 and December 31, 2001
      (aggregate liquidation preference of $44.5 plus declared and unpaid dividends)                      41.7              41.7
   Additional paid-in capital                                                                             27.9              27.9
   Treasury stock at cost
      1,041,900 shares at September 30, 2002 and December 31, 2001                                        (6.7)             (6.7)
   Retained earnings                                                                                     244.6             241.3
   Accumulated other comprehensive loss                                                                   (3.2)             (8.5)
                                                                                                  -------------      ------------
      Total stockholders' equity                                                                         304.5             295.9
                                                                                                  -------------      ------------
Total liabilities and stockholders' equity                                                         $     932.3        $    912.1
                                                                                                  =============      ============

            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                     -------------------------
                                                                                            SEPTEMBER 30,
                                                                                        2002           2001
                                                                                     ----------     ----------
OPERATING ACTIVITIES
Net income                                                                             $  3.6        $   4.6
Adjustments to derive net cash provided by operating activities:
   Depreciation and amortization                                                         35.8           29.3
   (Gain) loss on sale of property and equipment                                         (1.1)           0.2
   Amortization of discount on subordinated notes                                         1.4            8.7
   Minority interest - accretion on Panavision Series B Preferred Stock                   1.3              -
   Deferred income taxes                                                                  0.2            4.7
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          (6.3)           7.1
     (Increase) decrease in inventories                                                  (0.3)           2.2
     Decrease (increase) in prepaid expenses and other current assets                     0.8           (3.0)
     Increase in accounts payable and accrued expenses                                    5.1            7.7
     (Increase) decrease in pension asset                                                (0.7)          20.8
   Other, net                                                                            (1.6)          (1.7)
                                                                                     ----------     ----------
     Net cash provided by operating activities                                           38.2           80.6

INVESTING ACTIVITIES
Purchase of Panavision stock, net of cash acquired of $5.6                                  -          (76.3)
Purchase of Panavision subordinated notes                                                   -           (0.9)
Purchase of Las Palmas Productions stock, net of cash acquired of $0.3                      -           (5.7)
Capital expenditures, net                                                               (18.2)          (9.8)
                                                                                     ----------     ----------
     Net cash used in investing activities                                              (18.2)         (92.7)

FINANCING ACTIVITIES
Proceeds from notes payable and credit agreements                                        33.7          103.2
Repayments of notes payable and credit agreements                                       (46.1)         (56.4)
Debt issuance costs and deferred financing costs                                         (1.6)          (4.3)
Investment by Deluxe Laboratories, Inc. in EFILM, LLC                                     5.0              -
Proceeds from issuance of Panavision Series B Preferred Stock                            10.0              -
Repurchase of common stock                                                                  -           (6.5)
Preferred stock dividends                                                                (0.3)          (0.1)
                                                                                     ----------     ----------
     Net cash provided by financing activities                                            0.7           35.9
Effect of exchange rate changes on cash                                                   0.2            0.1
Net increase in cash and cash equivalents                                                20.9           23.9
Cash and cash equivalents at beginning of period                                          6.2            2.6
                                                                                     ----------     ----------
Cash and cash equivalents at end of period                                             $ 27.1        $  26.5
                                                                                     ==========     ==========
Supplemental disclosure of cash paid for:
-----------------------------------------
     Interest                                                                          $ 24.8        $  13.9
     Taxes paid, net of refunds                                                           3.5            4.0
Supplemental non-cash financing activities
------------------------------------------
     Issuance of Panavision Series B Preferred Stock for $37.7 principal amount of Existing Notes plus unpaid accrued
       interest of $1.5, and accreted dividend of $1.3                                 $ 40.5            $ -
     Issuance of treasury stock in connection with Panavision Acquisition                   -            7.7
     Issuance of preferred stock in connection with Panavision Acquisition                  -           31.7


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

       Certain shareholders of the Company brought suits against the Company and its directors challenging the Panavision Acquisition as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement in 2001 (see Note 10). On July 26, 2002, as discussed further in Note 10, the Company and the other parties to the litigation reached a Stipulation of Settlement (the "Settlement"). Under the terms of the Settlement approved by the Chancery Court, Holdings will (a) acquire (1) the shares of Panavision Common Stock that the Company purchased in April 2001, (2) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (3) the 9-5/8% Senior Subordinated Discount Notes Due 2006 (the "Existing Notes") that Pneumo Abex acquired in November 2001, and (4) the note in the amount of $6.7 (the "Las Palmas Note") that Panavision issued to the Company on its acquisition of the shares of Las Palmas Productions, Inc. ("Las Palmas") in July 2002, and (b) deliver to the Company $90.1 in cash and all of the shares of Company's Common Stock and Series B Preferred Stock that Holdings has acquired since April 2001. In addition, all agreements to which the Company is a party that were entered into in connection with the Panavision Acquisition and the December 2001 issuance of the Panavision Series A Preferred Stock will be terminated. After consummation of the Settlement, assuming no other change to the outstanding number of common or preferred shares of the Company, Holdings will own approximately 36.7% of the Company's outstanding shares. The Settlement is expected to be consummated prior to the end of the year and, at that time, the Company will present the operations of Panavision as discontinued. Had the Settlement been consummated on September 30, 2002, the Company would have recognized a net pretax gain on disposition of approximately $10.2, primarily resulting from Panavision's net losses from April 19, 2001 through September 30, 2002 partially offset by the decrease in quoted market prices for the Company's common stock used to determine the acquisition price and September 30, 2002, and various other factors. The gain or loss on disposition will change based on Panavision's results of operations through the date that the Settlement is consummated and the quoted market price of common stock on that date (see Note
10).

       Mafco Worldwide produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France and Xianyang Shaanxi, China. Approximately 70% of Mafco Worldwide's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. Mafco Worldwide also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress. Mafco Worldwide manufactures and sells other flavor products and plant products which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health foods.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


       Panavision is a leading designer, manufacturer and supplier of high-precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. Panavision rents its products through its owned-and-operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide agent network. In addition to manufacturing and renting camera systems, Panavision also rents lighting, lighting grip, power distribution, generation and related transportation equipment and sells lighting filters and other color correction and diffusion filters. Panavision also owns 80% of EFILM, LLC ("EFILM"), a digital laboratory.

       At September 30, 2002, Holdings' indirect beneficial ownership of M & F Worldwide represented 41.53% of the outstanding M & F Worldwide common stock and 56.66% of the outstanding M & F Worldwide voting stock.

       At September 30, 2002, M & F Worldwide's indirect beneficial ownership of Panavision represented 83.5% of the outstanding Panavision common stock and 85.7% of the outstanding Panavision voting stock.

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

2.     INVENTORIES

       Inventories consist of the following:

                                                       SEPT. 30,      DEC. 31,
                                                         2002           2001
                                                       --------       --------
       Raw materials and supplies                        $43.6         $42.3
       Work-in-process                                     0.6           0.6
       Finished goods                                     19.4          19.4
                                                       --------       -------
                                                         $63.6         $62.3
                                                       ========       =======

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


4.     LONG-TERM DEBT

       On March 15, 2002, Panavision amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that Panavision must maintain through December 31, 2002. As required under the amended Existing Credit Agreement, on June 28, 2002, Panavision (1) acquired from Holdings $10.0 in cash and $37.7 principal amount at maturity of Existing Notes in exchange for 49,199 shares of Panavision's Redeemable Series B Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Panavision Series B Preferred Stock"), (2) cancelled the $37.7 principal amount at maturity of Existing Notes promptly after receiving them and (3) paid the lenders a fee equal to 1% of the amount of the balance of the Existing Credit Agreement.

       On April 1, 2002, Panavision entered into an agreement with certain holders of its Existing Notes that gave Panavision the option to acquire from these holders, Existing Notes with a principal amount at maturity of $78.4 at a price of $650 per $1,000 of principal amount. On June 28, 2002, Panavision assigned this option to Holdings. Holdings exercised the option on July 3, 2002.

       On June 27, 2002, the Company entered into an agreement with Holdings that gives the Company the option (the "Holdings Option"), in whole but not in part, of (1) acquiring the Panavision Series B Preferred Stock issued to Holdings at Holdings' cost of the Existing Notes with a principal maturity of $37.7 plus a 10% cost of carry plus the liquidation preference value of the shares issued for the $10.0 equity contribution made by Holdings, and (2) acquiring the Existing Notes with a principal amount at maturity of $78.4 acquired by Holdings at Holdings' cost, including an option fee of $5.5, plus a 10% cost of carry. The Holdings Option gives the Company the right to exercise the Holdings Option during the period commencing upon final adjudication of the shareholder litigation (see Note 10) and ending on the date that is twelve months after such final adjudication, provided that the Company beneficially owns a 66 2/3% of the voting securities of Panavision currently owned by it. Upon consummation of the Settlement, the Company and Holdings will cancel the Holdings Option.

       In April 2002, Panavision postponed an offering of Secured Notes it had previously announced and also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. As a result, Panavision expensed all costs (primarily legal, accounting, advisory and lenders' fees) in connection with the refinancing. Such costs are reflected in refinancing expense in the accompanying condensed consolidated financial statements.

       On June 14, 2002, Panavision amended its Existing Credit Agreement to, among other things, allow Panavision to (1) acquire the shares of Las Palmas from M & F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by Panavision to the newly-formed EFILM in exchange for 80% of its membership interests (see Note 11) and (3) allow Deluxe Laboratories, Inc. to purchase 20% of the EFILM membership interests for $5.0. In addition certain covenants were amended.

       At the closing of the Panavision Acquisition, Ronald O. Perelman, Holdings' sole shareholder, delivered a letter to the Company agreeing that, if the Company determines in its good faith and reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control will provide such financial support to the Company as may be required by Panavision in connection with such payments of principal and interest. Pursuant to the Settlement discussed in Notes 1 and 10, this letter agreement will be terminated.

       Effective September 30, 2002, Panavision amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA Panavision was required to achieve for the four fiscal quarters ending September 30, 2002 (the "Amendment"). This provision of the Amendment will expire on March 28, 2003.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


       As a consequence of the Amendment, Panavision is in compliance with the financial covenants under the Existing Credit Agreement for the period ending September 30, 2002. It is unlikely, however, that Panavision will achieve the required EBITDA for the year ending December 31, 2002. As a result, and in accordance with the requirements of generally accepted accounting principles, the debt outstanding under the Existing Credit Agreement has been reclassified as a current liability on the Company's consolidated balance sheet. If Panavision were unable to meet the minimum EBITDA for the year ending December 31, 2002, then in such event as early as January 2003 or, were Panavision successful in achieving the minimum EBITDA, then upon expiration of the Amendment on March 28, 2003, Panavision will be required to seek additional waivers or amendments of the covenants under the Existing Credit Agreement or, in the absence of such waivers or amendments, obtain other sources of financing were the lenders under the Existing Credit Agreement unwilling to permit the debt to remain outstanding. Also, were the lenders unwilling to permit the debt under the Existing Credit Agreement to remain outstanding, then the holders of the Existing Notes would have a similar right to demand repayment. Although the lenders under the Existing Credit Agreement have accommodated Panavision to date and Panavision believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that Panavision could successfully effect any alternate financing.

       The Amendment also provides that it is an event of default if (i) by February 1, 2003, an affilite of Panavision fails to make a cash equity contribution to Panavision in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of Panavision on that date or (ii) by March 28, 2003, the Existing Credit Agreement is not refinanced or the debt of Panavision reduced, in either case, by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of Panavision fails to make a cash equity contribution to Panavision in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of Panavision on that date. Holdings has agreed to make, on appropriate terms, the required cash equity contributions to Panavision.

       Although there can be no assurance, Panavision expects that cash flows from operations, borrowings under the Existing Credit Agreement, cash equity contributions from Holdings and advances from affiliates will be sufficient to enable Panavision to meet its anticipated cash requirements through March 28, 2003, including for operating expenses, working capital, capital expenditures, further investment in EFILM, LLC and scheduled debt service requirements.

       Upon consummation of the Settlement, the Company will record the sale of Panavision and cease to consolidate Panavision's debt (see Note 10).

       In connection with the Settlement, Pneumo Abex amended its credit agreement on October 28, 2002, so that the lenders will: (a) release all liens in their favor on the Panavision shares held by the Company and the Existing Notes held by Pneumo Abex and (b) release PVI Acquisition Corporation, a wholly owned subsidiary of the Company, from all of its obligations and liabilities under a guarantee and collateral agreement to the credit agreement. In exchange, the parties agreed to: (a) an increase, in the annual interest rate, of 0.5% (b) a mandatory prepayment of $4.4, (c) a reduction in the revolving commitments by $5.0 and (d) an amendment fee of approximately $0.3. This amendment will be effective on the date when the Settlement is consummated. The mandatory prepayment of $4.4 is included in the current portion of long-term debt on the accompanying condensed consolidated balance sheet at September 30, 2002.

5.     ISSUANCE OF PANAVISION SERIES B PREFERRED STOCK

       As discussed in Note 4, on June 28, 2002, Panavision issued 49,199 shares of Panavision Series B Preferred Stock to Holdings. The Panavision Series B Preferred Stock is non-voting, has a liquidation preference of $49.2, plus accrued and unpaid dividends, and entitles its holders to cumulative dividends at a rate of 10% per annum. The Panavision Series B Preferred Stock may be redeemed by Panavision, at its option, at any time at a price of $1,000 per share plus accrued and unpaid dividends. The Panavision Series B Preferred Stock is shown as a minority interest in the consolidated financial statements of the Company.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


       The Company is required to carry the Panavision Series B Preferred Stock at its redemption value (which management believes approximates fair value). Accordingly, the Company recorded a $1.3 increase in the carrying value of the Panavision Series B Preferred Stock (reflected as minority interest in the accompanying condensed consolidated statements of operations) to adjust the carrying value to redemption value at September 30, 2002 for the accreted dividend.

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

       The Company performed impairment tests on Panavision's tradename and Mafco Worldwide's product formulas during the first quarter of 2002. No impairment of these assets was determined as a result of the tests. The Company performed impairment tests on goodwill during the second quarter of 2002 and determined as a result of such tests that there is no impairment of goodwill. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill, Mafco Worldwide's product formulas and Panavision's tradename (hereafter referred to as the Other Intangibles in the table below), which had been included as a component of selling, general and administrative expenses for the three and nine months ended September 30, 2001, is as follows:

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 ---------------------    ---------------------
                                                 SEPT. 30,   SEPT. 30,    SEPT. 30,   SEPT. 30,
                                                   2002         2001        2002         2001
                                                 ---------   ---------    ---------   ---------
Reported net income (loss)
  available to common shareholders:               $   1.9     $  (8.2)     $  3.3       $  4.5
    Add back: Goodwill amortization                     -         2.7           -          4.6
    Add back: Other intangibles amortization            -         1.9           -          4.2
                                                 ---------   ---------    ---------   ---------
    Adjusted net income (loss)                    $   1.9     $  (3.6)     $  3.3       $ 13.3
                                                 =========   =========    =========   =========
Basic and diluted earnings per share:
    Reported net income (loss)                    $  0.07     $ (0.31)     $ 0.13       $ 0.19
    Goodwill amortization                               -        0.10           -         0.19
    Other intangibles amortization                      -        0.07           -         0.18
                                                 ---------   ---------    ---------   ---------
    Adjusted basic and diluted earnings
    (loss) per share                              $  0.07     $ (0.14)     $ 0.13       $ 0.56
                                                 =========   =========    =========   =========

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

EARLY EXTINGUISHMENT OF DEBT

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by accounting principles generally accepted in the United States. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of SFAS No. 145 will require the $0.2 of extraordinary charges for the nine months ended September 30, 2001 to be reclassified accordingly.

7.     GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

       The following table presents revenue and other financial information by geographic region for each business segment:

                                             THREE MONTH PERIODS ENDED            NINE MONTH PERIODS ENDED
                                         --------------------------------     -------------------------------
                                         SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                             2002                2001              2002             2001
                                         -------------      -------------     -------------     -------------
Net sales from external customers
    Panavision
      North America                       $     28.7         $     19.0        $     72.5        $     42.4
      Europe                                    17.4               14.7              49.2              29.3
      Asia/Pacific                               6.4                4.3              19.7               9.5
                                         -------------      -------------     -------------     -------------
        Subtotal                                52.5               38.0             141.4              81.2
    Mafco Worldwide
      North America                             19.1               20.2              63.7              64.5
      Europe                                     3.0                3.3              10.0              10.3
                                         -------------      -------------     -------------     -------------
        Subtotal                                22.1               23.5              73.7              74.8
                                         -------------      -------------     -------------     -------------

    Total revenues                        $     74.6         $     61.5        $    215.1        $    156.0
                                         =============      =============     =============     =============

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)

                                             THREE MONTH PERIODS ENDED            NINE MONTH PERIODS ENDED
                                          --------------------------------     -------------------------------
                                          SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                              2002              2001                2002             2001
                                          -------------      -------------     -------------     -------------
Operating income (loss)
    Panavision
      North America                        $     11.6         $      3.1        $      18.8       $      11.7
      Europe                                     (1.0)              (1.4)              (3.5)             (1.5)
      Asia/Pacific                                1.0                  -                3.7               0.9
      Corporate                                  (2.0)              (4.3)              (3.4)             (6.6)
                                          -------------      -------------     -------------     -------------
        Subtotal                                  9.6               (2.6)              15.6               4.5
    Mafco Worldwide
      North America                               8.3                7.9               28.2              25.2
      Europe                                      0.9                1.1                3.1               3.2
      Pension reversion gain (loss)                 -               (0.1)                 -              10.3
      Corporate                                  (0.1)              (1.2)              (1.2)             (2.0)
                                          -------------      -------------     -------------     -------------
        Subtotal                                  9.1                7.7               30.1              36.7
    Corporate expenses                           (4.6)              (4.8)              (5.1)             (5.4)
                                          -------------      -------------     -------------     -------------
    Total operating income                 $     14.1         $      0.3        $      40.6       $      35.8
                                          =============      =============     =============     =============

8.     COMPREHENSIVE INCOME

       For the three months ended September 30, 2002 and 2001, comprehensive income (loss) amounted to $1.3 and ($5.8), respectively. For the nine months ended September 30, 2002 and 2001, comprehensive income amounted to $8.9 and $4.8, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments and minimum pension liabilities.

9.     NET INCOME PER SHARE

       The basic and diluted per share data is based on the weighted average number of preferred and common shares outstanding during the following periods:

                                                   THREE MONTH PERIODS ENDED       NINE MONTH PERIODS ENDED
                                                   -------------------------       ------------------------
                                                   SEPT. 30,       SEPT. 30,       SEPT. 30,      SEPT. 30,
                                                     2002            2001             2002           2001
                                                   ---------       ---------       ----------     ---------
Basic weighted average shares outstanding:
   Common stock                                       19.6            20.6            19.6           20.0
   Preferred stock                                     6.9             6.2             6.9            3.7
                                                   ---------       ---------       ----------     ---------
     Total shares outstanding                         26.5            26.8            26.5           23.7
                                                   =========       =========       ==========     =========
Diluted weighted average shares outstanding:
   Common stock                                       19.8            20.6            19.7           20.0
   Preferred stock                                     6.9             6.2             6.9            3.7
                                                   ---------       ---------       ----------     ---------
     Total shares outstanding                         26.7            26.8            26.6           23.7
                                                   =========       =========       ==========     =========


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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)

10.    COMMITMENTS AND CONTINGENCIES

CORPORATE INDEMNIFICATION MATTERS

       Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the Indemnity Guarantor will fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor. During the third quarter of 2002, the Indemnity Guarantor repaid the Company, following an arbitration between the Company and the Indemnity Guarantor, $3.5 that the Company had advanced for indemnified matters.

       Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. There has been litigation since 1982 concerning the availability of this coverage, and there can be no assurance as to the outcome. Nonetheless, as a result of rulings in the litigation, settlements and other coverage agreements with carriers, and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement in full each month for its monthly expenditures for asbestos-related claims. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos related claims.

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

       In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, later reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. At a hearing before the Chancery Court on May 13, 2002, the Court declined to approve the settlement, but indicated a willingness to consider any revised proposal. After the trial resumed in July 2002, the parties reached a second settlement (the "Settlement"). Under the terms of the Settlement approved by the Chancery Court, Holdings will (a) acquire (1) the shares of Panavision Common Stock that the Company purchased in April 2001, (2) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (3) the Existing Notes that Pneumo Abex acquired in November 2001, and (4) the Las Palmas Note, and (b) deliver to the Company $90.1 in cash and all of the shares of Company's Common Stock and Series B Preferred Stock that Holdings has acquired since April 2001. In addition, all agreements entered into in connection with the Panavision Acquisition and the December 2001 issuance of Series B Preferred Stock will be terminated.

       Upon consummation of the Settlement, which is expected to take place before year end, the Company will record the sale and report the operations of Panavision as a discontinued operation. Had the Settlement been consummated on September 30, 2002, the Company would have recognized a net pretax gain on disposition of approximately $10.2, primarily resulting from Panavision's net losses from April 19, 2001 through September 30, 2002 partially offset by the decrease in quoted market prices for the Company's common stock used to determine the acquisition price and September 30, 2002, and various other factors. The gain or loss on disposition will change based on Panavision's results of operations through the date that the settlement is consummated and the quoted market price of the Company's common stock on that date. Assuming no other change to the outstanding number of common or preferred shares of the Company, Holdings will own approximately 36.7% of the Company's outstanding shares after consummation of the Settlement.

       The following pro forma income statement information for the nine months ended September 30, 2002 gives effect to the Settlement as if it had been consummated on January 1, 2002. The following pro forma balance sheet information as of September 30, 2002 gives effect to the Settlement as if it had been consummated on September 30, 2002. The pro forma information is not necessarily indicative of what the

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


results would have been had the Settlement been consummated on such dates and does not purport to project the results of operations of the Company in any future period.


          Pro Forma Income Statement Data:
              Revenue                                           $ 73.7
              Gross margin                                        37.2
              Operating income                                    25.0
              Income from continuing operations                   13.2
              Basic earnings per share                            0.73

          Pro Forma Balance Sheet Data:
              Cash                                              $105.9
              Current assets                                     174.8
              Total assets                                       359.5
              Long-term debt (including current portion)          63.9
              Stockholders' equity                               263.1


       In a separate agreement contemporaneous with the Settlement, the Company's insurance carrier agreed to reimburse $2.0 of the amount that the Company paid in connection with the Vannini settlement, and certain attorneys' fees and expenses awarded by the court in connection with the Settlement.

       The Company has incurred various legal and related costs in connection with the defense of the lawsuits. As of September 30, 2002, the Company has a receivable of $2.5, including the $2.0 related to the Vannini settlement, reflected in prepaid expenses and other assets, in respect of costs that the Company expects will be reimbursed by insurance. The Company had unreimbursed expenses of $3.3 which are included in the shareholder litigation settlement, net, in the accompanying condensed consolidated statements of operations.

       In connection with the Settlement, Pneumo Abex amended its credit agreement on October 28, 2002, so that the lenders will: (a) release all liens in their favor on the Panavision shares held by the Company and the Existing Notes held by Pneumo Abex and (b) release PVI Acquisition Corporation, a wholly owned subsidiary of the Company, from all of its obligations and liabilities under a guarantee and collateral agreement to the credit agreement. In exchange, the parties agreed to: (a) an increase, in the annual interest rate, of 0.5% (b) a mandatory prepayment of $4.4, (c) a reduction in the revolving commitments by $5.0 and (d) an amendment fee of approximately $0.3. This amendment will be effective on the date when the Settlement is consummated.

       During the third quarter of 2002 the Company's indirect wholly owned French subsidiary, (the "Indirect Subsidiary"), received official notice from the French tax administration that certain interest payments made on a note payable to the Company would not be allowed as deductions in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately $1.8 for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities and believes that their tax returns are correct as filed. The Indirect Subsidiary is in the process of appealing the assessment. As part of their appeal, the Indirect Subsidiary will be required to obtain bank guarantees in favor of the French tax administration in the amount of $1.4. The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or litigation. The Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998 in an amount substantially the same as the prior years.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


11.    EFILM, LLC

       From July 2, 2001 to July 1, 2002, the Company owned Las Palmas, a laboratory providing digital processing services to the motion picture and television industries and Panavision operated the EFILM business pursuant to employment, license and lease agreements entered into between the Company and Panavision, whereby the assets and employees of Las Palmas were leased to Panavision. On July 2, 2002, the Company sold the shares of Las Palmas to Panavision in exchange for the Las Palmas Note and assumption of the additional cash earnout payment owed to the original selling shareholders of Las Palmas. The Las Palmas Note accrues interest at an annual rate of 10% and the principal and accrued interest are payable on September 30, 2005 or upon the refinancing of the Existing Credit Agreement. Since Panavision and Las Palmas are under common control, the transaction was accounted for at historical cost in a manner similar to that of a pooling of interests. Immediately following the acquisition, Panavision contributed the assets of Las Palmas and certain other assets owned by Panavision to the newly-formed EFILM in exchange for 80% of its membership interests. At the same time, Deluxe Laboratories, Inc. purchased 20% of the EFILM membership interests for $5.0. Minority interest, representing Deluxe Laboratories, Inc.'s equity in ownership of EFILM is included in other liabilities in the accompanying condensed consolidated balance sheets.

12.    PANAVISION SHARE LISTING

       On August 5, 2002, the New York Stock Exchange ceased listing Panavision's Common Stock, which now trades over the counter under the ticker symbol PVIS.OB.

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

       Certain shareholders of the Company brought suits against the Company and its directors challenging the Panavision Acquisition as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement in 2001. On July 26, 2002, the Company and the other parties to the litigation relating to the Panavision Acquisition entered into the Settlement. Under the terms of the Settlement approved by the Chancery Court, Holdings will (a) acquire (1) the shares of Panavision Common Stock that the Company purchased in April 2001, (2) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (3) the Existing Notes that Pneumo Abex acquired in November 2001, and (4) the Las Palmas Note, and (b) deliver to the Company $90.1 million in cash and all of the shares of Company's Common Stock and Series B Preferred Stock that Holdings has acquired since April 2001. In addition, all agreements to which the Company is a party that were entered into in connection with the Panavision Acquisition and the December 2001 issuance of the Panavision Series A Preferred Stock will be terminated. After consummation of the Settlement, assuming no other change to the outstanding number of common or preferred shares of the Company, Holdings will own approximately 36.7% of the Company's outstanding shares. Upon consummation of the settlement, the Company will record the sale and report the operations of Panavision as a discontinued operation. See Note 10 to the condensed consolidated financial statements.

       This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Critical Accounting Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

CONSOLIDATED OPERATING RESULTS

  QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

       Revenues were $74.6 million in the 2002 third quarter as compared to $61.5 million in the 2001 third quarter, an increase of $13.1 million or 21.3%. Mafco Worldwide's revenues were $22.1 million in the 2002 quarter as compared to $23.5 million in the 2001 quarter, a decrease of $1.4 million or 6.0%. This decrease was primarily a result of lower shipment volume to the Company's licorice and non-licorice customers. Revenues from Panavision were $52.5 million, which were $14.5 million or 38.2% higher than the same quarter in 2001. This increase was primarily due to the resumption to a more normal feature film production environment in the third quarter of 2002 as compared to an unusually low level of worldwide feature film productions in the third quarter of 2001.

       Cost of revenues were $39.8 million in the third quarter of 2002 as compared to $36.9 million in the 2001 quarter. The increase of $2.9 million or 7.9%, was due primarily to the higher revenues. As a percentage of sales, cost of sales decreased to 53.4% in the 2002 quarter from 60.0% in the 2001 quarter. This decrease was primarily due to the higher revenues and therefore, greater coverage of fixed costs at Panavision.

       Gross profit was $34.8 million in the 2002 quarter, an increase $10.2 million primarily due to higher Panavision revenues.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


       Selling, general and administrative expenses were $17.4 million in the 2002 quarter and $19.7 million in the 2001 quarter. The decrease was due to lower costs, primarily the non-amortization of goodwill and indefinite lived intangible assets, at both Mafco Worldwide and Panavision in 2002.

       Net shareholder litigation settlement expenses totaled $3.3 million in the third quarter 2002 as compared to $4.5 million in 2001. The 2002 expenses represented amounts paid in excess of the insurance reimbursements for the Settlement. The 2001 expenses represented costs incurred in the Vannini shareholder settlement.

       The Company recorded a minority interest charge of $1.3 million as a result of the accreted dividend on the Panavision Series B Preferred Stock (see
Note 5 to the condensed consolidated financial statements).

       Operating income was $14.1 million in the 2002 quarter as compared to $0.3 million in the 2001 quarter primarily due to the higher revenues at Panavision in the 2002 quarter.

       Interest expense, net, was $8.5 million in the 2002 quarter and $10.9 million in the 2001 quarter, a decrease of $2.4 million, due to lower average debt outstanding.

       The Company recorded a provision for income taxes in the 2002 quarter of $3.0 million, which is an effective rate of 60.0%. The Company recorded a benefit from income taxes of $1.6 million in the 2001 quarter due to pre-tax losses.

          NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS
                            ENDED SEPTEMBER 30, 2001

       Revenues were $215.1 million in the 2002 period and $156.0 million in the 2001 period. Of the $59.1 million increase, most of the increase was due to the inclusion of Panavision revenues for the full 2002 period but only since April 19, 2001 in the 2001 period offset in part by lower revenues by Mafco Worldwide.

       Costs of revenues were $119.0 million in the 2002 period as compared to $85.3 million in the 2001 period, an increase of $33.7 million. Most of the increased costs were attributable to the inclusion of Panavision for the full 2002 period but only since April 19, 2001 in the 2001 period. Costs at Mafco Worldwide decreased $2.9 million due to lower material costs and manufacturing efficiencies.

       Gross profit was $96.1 million for the 2002 period as compared to $70.7 million in the 2001 period, an increase of $25.4 million. The increase attributable to Panavision was $23.6 million and $1.8 million to Mafco Worldwide. As a percentage of sales the 2002 gross profit was 44.7% as compared to 45.3% in 2001. The decrease was primarily attributable to the inclusion of Panavision for the full 2002 period and only since April 19, 2001 in the 2001 period.

       Selling, general and administrative expenses were $54.2 million in the 2002 period and $40.7 million in the 2001 period. The $13.5 million increase was due to the inclusion of Panavision for the full 2002 period but only since April 19, 2001 in the 2001 period and increased costs in 2002 relating to the Arbitration, lower pension income, higher executive compensation and various other professional fees partially offset by the non-amortization of goodwill and indefinite lived intangible assets in 2002.

       Net shareholder litigation settlement expenses totaled $1.3 million in the 2002 period and $4.5 million in the 2001 period. The 2002 expenses included $3.3 million of amounts paid in excess of insurance reimbursement, offset in part by $2.0 million of the Vannini litigation settlement expenses that the insurance carriers agreed to pay in the second quarter of 2002. The 2001 expenses of $4.5 million represented costs incurred in the Vannini shareholder settlement.

       Operating income totaled $40.6 million in the 2002 period as compared to $35.8 million in the 2001 period. Included in the 2001 period is a $10.3 million gain on a pension reversion. Excluding this gain, operating income in the 2002 period increased by $15.1 million due to the inclusion of Panavision for the whole period in 2002 and higher operating income at Mafco Worldwide.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


       The Company recorded a minority interest charge of $1.3 million as a result of the accreted dividend on the Panavision Series B Preferred Stock (see
Note 5 to the condensed consolidated financial statements).

       Interest expense was $27.2 million in 2002 and $21.2 million in 2001, an increase of $6.0 million primarily attributable to the inclusion of Panavision for the full 2002 period but only since April 19, 2001 in the 2001 period.

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

       The provision for income taxes was $5.0 million in the 2002 period and $10.1 million in 2001. The decrease was due to lower pre-tax income in 2002. The effective tax rate was 58.1% for the 2002 period as compared to 67.8% for the 2001 period. The decrease in the effective tax rate in 2002 is primarily a result of the higher percentage income taxes on the pension reversion in 2001 and higher foreign tax losses of Panavision in 2001 for which no tax benefit is provided.

OPERATING RESULTS BY BUSINESS SEGMENT

MAFCO WORLDWIDE

  QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

       Revenues were $22.1 million in the 2002 period and $23.5 million in the 2001 period This decrease was due to lower shipment volume to Mafco Worldwide's licorice and non-licorice customers.

       Cost of revenues was $11.3 million in the 2002 period and $12.2 million in the 2001 period, a decrease of $0.9 million. As a percentage of sales, cost of sales was 51.1% in 2002 and 51.9% in 2001. The decrease in 2002 was due to lower material costs and improved manufacturing efficiencies.

       Selling, general and administrative expenses were $2.2 million in the 2002 period and $3.5 million in the 2001 period, a decrease of $1.3 million. The decrease reflects the non-amortization of goodwill and indefinite lived intangible assets of $1.0 million and lower professional service and other costs in 2002.

       Operating income was $8.6 million in the 2002 period and $7.7 million in the 2001 period, an increase of $0.9 million.

          NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS
                            ENDED SEPTEMBER 30, 2001

       Revenues were $73.7 million in the 2002 period and $74.8 million in the 2001 period, a decrease of $1.1 million. This decrease was due to lower shipment volume to the Company's licorice and non-licorice customers.

       Cost of revenues was $36.5 million in the 2002 period and $39.4 million in the 2001 period. The $2.9 million decrease was due to lower material costs and manufacturing efficiencies. As a percentage of sales, cost of sales was 49.5% in 2002 and 52.7% in 2001.

       Selling, general and administrative expenses were $7.7 million in the 2002 period and $9.0 million in the 2001 period. The decrease is primarily attributable to the non-amortization of goodwill and indefinite lived intangible assets in 2002 offset in part by expenses related to the Arbitration.

       Operating income was $29.6 million in 2002 and $36.7 million in 2001. Included in the 2001 period is a $10.3 million pension reversion gain. If this item is excluded, the 2001 operating income would be $26.4 million resulting in a $3.2 million increase in 2002 over 2001.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


PANAVISION

       The following selected financial data has been derived from Panavision's unaudited Condensed Consolidated Financial Statements included in Panavision's Report on Form 10-Q for the quarterly period ended September 30, 2002. With respect to the nine month period ended September 30, 2001, the following discussion and analysis includes the results of operations of Panavision since January 1, 2001, including the period prior to the Panavision Acquisition. The selected financial data below does not represent a pro forma presentation of the results of Panavision for 2001.

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                        2002         2001          2002         2001
                                                     ----------   ----------    ----------  -----------
                                                          (Unaudited)                (Unaudited)
                                                         (in millions)              (in millions)
Camera rental                                         $   33.4     $   23.2      $   88.8    $    98.3
Lighting rental                                            8.5          6.4          24.7         23.4
Sales and other                                           10.6          8.3          27.9         25.3
                                                     ----------   ----------    ----------  -----------
Total rental revenue and sales                            52.5         37.9         141.4        147.0
Cost of camera rental                                     15.5         14.1          45.9         44.5
Cost of lighting rental                                    6.8          6.0          19.9         19.6
Cost of sales and other                                    6.2          4.6          17.1         13.9
                                                     ----------   ----------    ----------  -----------
Gross margin                                              24.0         13.2          58.5         69.0
Selling, general and administrative expenses              13.5         14.2          40.0         45.0
Research and development expenses                          0.8          1.2           3.2          4.3
                                                     ----------   ----------    ----------  -----------
Operating income (loss)                                    9.7         (2.2)         15.3         19.7
Interest expense, net                                     (8.0)        (9.6)        (25.1)       (32.8)
Foreign exchange gain (loss)                               0.5          0.7           0.7         (0.3)
Refinancing expense                                          -            -          (4.5)           -
Other, net                                                 0.1          0.3           0.9          0.8
                                                     ----------   ----------    ----------  -----------
Income (loss) before income taxes                          2.3        (10.8)        (12.7)       (12.6)
Income tax (provision) benefit                            (1.6)         2.6           3.7          4.0
                                                     ----------   ----------    ----------  -----------
Net income (loss)                                     $    0.7     $   (8.2)     $   (9.0)   $    (8.6)
                                                     ==========   ==========    ==========  ===========


       The following discussion of the results of Panavision have been presented based on the results reported by Panavision on a stand alone and comparative basis which is the basis on which management monitors the segment.

  QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

CAMERA RENTAL OPERATIONS

       Camera rental revenue for the third quarter of 2002 was $33.4 million. Revenue increased $10.2 million, or 44.0%, compared to the third quarter of 2001. The increase was primarily due to the resumption to a more normal feature film production environment in the third quarter of 2002, as compared to an unusually low level of worldwide feature film productions in the third quarter of 2001.

       Cost of camera rental for the third quarter of 2002 was $15.5 million, an increase of $1.4 million, or 9.9% from the third quarter of 2001. The 2002 costs included approximately $0.8 million of additional depreciation resulting from the fair value adjustments arising from the Panavision Acquisition in April 2001.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


LIGHTING RENTAL OPERATIONS

       Lighting rental revenue for the third quarter of 2002 was $8.5 million. Revenue increased $2.1 million, or 32.8%, as compared to the third quarter of 2001. The increase reflects stronger feature film revenues in the U.K. and Australia.

       Cost of lighting rental for the third quarter of 2002 was $6.8 million, an increase of $0.8 million, or 13.3%, from the third quarter of 2001. This change reflects increased costs associated with the revenue growth.

SALES AND OTHER

       Sales and other revenue in the third quarter of 2002 increased $2.3 million, or 27.7%, from the third quarter of 2001. The increase reflects higher lighting filter and expendable sales worldwide and additional revenue generated by EFILM.

       Cost of sales and other for the third quarter of 2002 increased $1.5 million, or 32.6%, as compared to the third quarter of 2001. The increase is primarily due to additional costs associated with EFILM's operation and higher lighting filter and expendable sales.

OPERATING COSTS

       Selling, general and administrative expenses for the third quarter of 2002 were $13.5 million, a decrease of $0.8 million, or 5.6%, as compared to the third quarter of 2001. The decrease was primarily due to the elimination of approximately $3.3 million of goodwill and tradename amortization resulting from Panavision's adoption of SFAS No. 142 on January 1, 2002. The reductions were offset by approximately $1.1 million of additional costs associated with EFILM's operation and other items.

       Research and development expenses for the third quarter of 2002 were $0.8 million, a decrease of $0.4 million, or 33.3%, as compared to the third quarter of 2001. The decrease was primarily due to cost control programs, including headcount reductions.

INTEREST, TAXES AND OTHER

       Net interest expense for the third quarter of 2002 was $8.0 million, a decrease of $1.6 million, or 16.7%, as compared to the third quarter of 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the third quarter of 2001.

       Foreign exchange gain for the third quarter of 2002 was $0.5 million, down $0.2 million, or 28.6%, from the third quarter of 2001. This change is primarily due to the effect of the fluctuating British Pound rate on U.S. Dollar denominated payable balances held in the U.K.

       The tax provision was $1.6 million for the quarter ended September 30, 2002, as opposed to a tax benefit of $2.6 million for the quarter ended September 30, 2001. This change is due to domestic operations, which generated an income tax provision of $0.2 million in the third quarter of 2002, as opposed to domestic operations that generated an income tax benefit of $3.0 million in the third quarter of 2001. Additionally, Panavision's foreign operations generated an income tax provision of $1.4 million in the third quarter of 2002, as compared to an income tax provision of $0.4 million in the third quarter of 2001.

          NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS
                            ENDED SEPTEMBER 30, 2001

CAMERA RENTAL OPERATIONS

       Camera rental revenue for the nine months ended September 30, 2002 was $
88.8 million. Revenue decreased $9.5 million or 9.7%, compared to the nine months ended September 30, 2001. The decline reflects substantially lower feature film production as compared to a robust feature film environment in the first half of 2001. The strong

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


feature film environment in 2001 occurred in anticipation of the possibility of mid-year strikes by the Writers Guild of America and Screen Actors Guild. Both of the labor negotiations were concluded at the end of the second quarter of 2001 without any labor disruption. The lower revenue also reflects a reduction in revenue generated by a lower level of Movies of the Week. Revenue generated from television commercials remains weak worldwide.

       Cost of camera rental for the nine months ended September 30, 2002 was $45.9 million, an increase of $1.4 million, or 3.1% from the nine months ended September 30, 2001. The 2002 costs include approximately $2.6 million of additional depreciation resulting from the fair value adjustments arising from the Panavision Acquisition, offset by the impact of cost reductions achieved in 2002.

LIGHTING RENTAL OPERATIONS

       Lighting rental revenue for the nine months ended September 30, 2002 was $24.7 million, an increase of $1.3 million, or 5.6%, compared to the nine months ended September 30, 2001. The increase reflects strong feature revenue in the U.K. and Australia.

       Cost of lighting rental for the nine months ended September 30, 2002 was $19.9 million, an increase of $0.4 million, or 2.1%, from the nine months ended September 30, 2001.

SALES AND OTHER

       Sales and other revenue in the nine months ended September 30, 2002 was $27.9 million, an increase of $2.6 million, or 10.3%, from the nine months ended September 30, 2001. The increase primarily reflects the revenue generated by EFILM, which Panavision began operating in the third quarter of 2001.

       Cost of sales and other for the nine months ended September 30, 2002 were $17.1 million, an increase of $3.2 million, or 23.0%, as compared to the nine months ended September 30, 2001. The increase is primarily due to additional costs associated with EFILM's operation.

OPERATING COSTS

       Selling, general and administrative expenses for the nine months ended September 30, 2002 were $40.0 million, a decrease of $5.1 million, or 12.0%, as compared to the nine months ended September 30, 2001. The decrease was primarily due to worldwide cost reductions of $3.0 million and the elimination of approximately $5.7 million of goodwill and tradename amortization resulting from Panavision's adoption of SFAS No. 142 on January 1, 2002. The reductions were offset by approximately $3.0 million of additional costs associated with EFILM's operation and $0.6 million of compensation charges recorded in Canada.

       Research and development expenses for the nine months ended September 30, 2002 were $3.2 million, a decrease of $1.1 million, or 25.6%, from the nine months ended September 30, 2001. The decrease was primarily due to cost control programs, including headcount reductions.

INTEREST, TAXES AND OTHER

       Net interest expense for the nine months ended September 30, 2002 was $25.1 million, a decrease of $7.8 million, or 23.7%, as compared to the nine months ended September 30, 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the nine months ended September 30, 2001.

       Foreign exchange gain for the nine months ended September 30, 2002 was $0.7 million, as compared to a $0.3 million loss for the nine months ended September 30, 2001. This change is primarily due to the effect of the fluctuating British Pound rate on U.S. Dollar denominated payable balances held in the U.K.

       Refinancing expense of $4.5 million for the nine months ended September 30, 2002 reflects costs incurred in connection with Panavision's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with Panavision's refinancing

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


and lenders' fees of $2.9 million paid in accordance with the March Amendment. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002.

       The tax benefit was $3.7 million for the nine months ended September 30, 2002, as compared to a tax benefit of $4.0 million for the nine months ended September 30, 2001. This change is due to domestic operations, which generated an income tax benefit of $6.5 million in the nine months ended September 30, 2002, as compared to $6.8 million in the nine months ended September 30, 2001. Additionally, Panavision's foreign operations generated an income tax provision of $2.8 million in the nine months ended September 30, 2002, unchanged as compared to the nine months ended September 30, 2001.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

       The Company's net cash provided by operating activities during the first nine months of 2002 was $38.2 million compared to $80.6 million in the first nine months of 2001. The decrease in net cash provided by operating activities of $42.4 million was primarily caused by the net cash retained in connection with the termination of a pension plan of $33.1 million in 2001, and increases in accounts receivable and prepaid expenses in the 2002 period.

       Net cash used in investing activities was $18.2 million for the nine month period ended September 30, 2002 and $92.7 million for the nine month period ended September 30, 2001. The decrease was primarily due to the acquisition of Panavision in 2001 offset in part by higher capital expenditures in 2002 primarily at Panavision.

       Net cash provided by financing activities totaled $0.7 million in the nine month period ended September 30, 2002 primarily as a result of the net repayment of debt of $12.4 million offset by cash received for the issuance of $10.0 million of Panavision Series B Preferred Stock and the investment of $5.0 million in EFILM. Cash provided by financing activities of $35.9 million in the nine month period ended September 30, 2001 primarily resulted from the refinancing of Mafco Worldwide's credit agreement.

     As of September 30, 2002 debt outstanding was comprised of the following (dollars in millions):

         Panavision
           Credit agreement
             Term loans                              $  180.8
             Revolving credit facility                   99.2
           Notes                                        146.3
                                                     --------
                                                        426.3
         Mafco Worldwide
             Amended Credit Agreement - term loan        68.2
             Other                                        0.9
                                                     --------
                                                     $  495.4
                                                     ========

       Current maturities under Mafco Worldwide's and Panavision's credit agreements total $309.5 million. See below for the explanation of the increase in current maturities due to the uncertainty concerning Panavision's ability to comply with the financial covenants under their Existing Credit Agreement. Upon consummation of the Settlement, the Company will record the sale of Panavision and cease to consolidate Panavision's debt.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


       On April 1, 2002, Panavision entered into an agreement with certain holders of its Existing Notes that gave Panavision the option to acquire from these holders Existing Notes with a principal amount at maturity of $78.4 million at a price of $650 per $1,000 of principal amount. On June 28, 2002 Panavision assigned this option to Holdings. Holdings exercised the option on July 3, 2002.

       On June 27, 2002, the Company entered into an agreement with Holdings that gives the Company the option (the "Holdings Option"), in whole but not in part, of (1) acquiring the Panavision Series B Preferred Stock issued to Holdings at Holdings' cost of the Existing Notes with a principal amount at maturity of $37.7 million plus a 10% cost of carry plus the liquidation preference value of the shares issued for the $10.0 million equity contribution made by Holdings, and (2) acquiring the Existing Notes with a principal amount at maturity of $78.4 million acquired by Holdings at Holdings' cost, including an option fee of $5.5 million, plus a 10% cost of carry. The Holdings Option gives the Company the right to exercise the Holdings Option during the period commencing upon final adjudication of the shareholder litigation (see Note 10 to the condensed consolidated financial statements) and ending on the date that is twelve months after such final adjudication, provided that the Company beneficially owns at least 66-2/3% of the voting securities of Panavision currently owned by it. Upon consummation of the Settlement, the Company and Holdings will cancel the Holdings Option.

       In April 2002, Panavision postponed an offering of Secured Notes it had previously announced and also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. As a result, Panavision expensed all costs primarily legal, accounting, advisory and lenders' fees in connection with the refinancing. Such costs are reflected in refinancing expense in the accompanying condensed consolidated financial statements.

       On June 14, 2002, Panavision amended its Existing Credit Agreement to, among other things, allow Panavision to (1) acquire the shares of Las Palmas from M & F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by Panavision to the newly-formed EFILM in exchange for 80% of its membership interests and (3) allow Deluxe Laboratories, Inc. to purchase 20% of the EFILM membership interests for $5.0 million. In addition certain covenants were amended.

       At the closing of the Panavision Acquisition, Ronald O. Perelman, Holdings' sole shareholder, delivered a letter to the Company agreeing that, if the Company determines in its good faith and reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control will provide such financial support to the Company as may be required by Panavision in connection with such payments of principal and interest. Pursuant to the Settlement discussed in Notes 1 and 10 to the accompanying condensed consolidated financial statements, this letter agreement will be terminated.

       Effective September 30, 2002, Panavision amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA Panavision was required to achieve for the four fiscal quarters ending September 30, 2002 (the "Amendment"). This provision of the Amendment will expire on March 28, 2003.

       As a consequence of the Amendment, Panavision is in compliance with the financial covenants under the Existing Credit Agreement for the period ending September 30, 2002. It is unlikely, however, that Panavision will achieve the required EBITDA for the year ending December 31, 2002. As a result, and in accordance with the requirements of generally accepted accounting principles, the debt outstanding under the Existing Credit Agreement has been reclassified as a current liability on the Company's consolidated balance sheet. If Panavision were unable to meet the minimum EBITDA for the year ending December 31, 2002, then in such event as early as January 2003 or, were Panavision successful in achieving the minimum EBITDA, then upon expiration of the Amendment on March 28, 2003, Panavision will be required to seek additional waivers or amendments of the covenants under the Existing Credit Agreement or, in the absence of such waivers or amendments, obtain other sources of financing were the lenders under the Existing Credit Agreement unwilling to permit the debt to remain outstanding. Also, were the lenders unwilling to permit the debt under the Existing Credit Agreement to remain outstanding, then the holders of the Existing Notes would have a similar right to demand repayment. Although the lenders under the Existing Credit Agreement have accommodated Panavision to date and Panavision believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that Panavision could successfully effect any alternate financing.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


       The Amendment also provides that it is an event of default if (i) by February 1, 2003, an affilite of Panavision fails to make a cash equity contribution to Panavision in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of Panavision on that date or (ii) by March 28, 2003, the Existing Credit Agreement is not refinanced or the debt of Panavision reduced, in either case, by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of Panavision fails to make a cash equity contribution to Panavision in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of Panavision on that date. Holdings has agreed to make, on appropriate terms, the required cash equity contributions to Panavision.

       Although there can be no assurance, Panavision expects that cash flows from operations, borrowings under the Existing Credit Agreement, cash equity contributions from Holdings and advances from affiliates will be sufficient to enable Panavision to meet its anticipated cash requirements through March 28, 2003, including for operating expenses, working capital, capital expenditures, further investment in EFILM, LLC and scheduled debt service requirements.

       Mafco Worldwide intends to use cash provided by operating activities to pay down existing debt, to make additional capital expenditures, and to purchase inventory of licorice root and licorice extract in order to take advantage of market conditions that will benefit future operations. Management believes that Mafco Worldwide's current inventories of $52.8 million are adequate to meet all customer requirements for the foreseeable future.

       In connection with the Settlement, Pneumo Abex amended its credit agreement on October 28, 2002, so that the lenders will: (a) release all liens in their favor on the Panavision shares held by the Company and the Existing Notes held by Pneumo Abex and (b) release PVI Acquisition Corporation, a wholly owned subsidiary of the Company, from all of its obligations and liabilities under a guarantee and collateral agreement to the credit agreement. In exchange, the parties agreed to: (a) an increase, in the annual interest rate, of 0.5% (b) a mandatory prepayment of $4.4 million, (c) a reduction in the revolving commitments by $5.0 million and (d) an amendment fee of approximately $0.3 million. This amendment will be effective on the date when the Settlement is consummated. These changes will have no material effect on Pneumo Abex's ability to conduct operations in the future.

       M & F Worldwide is a holding company whose only material asset is its ownership interest in its subsidiaries. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions. The Company is considering various alternatives for the application of the proceeds to be received upon consummation of the Settlement.

FORWARD-LOOKING STATEMENTS

       This quarterly report on Form 10-Q for the period ended September 30, 2002, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       In addition to factors described in the Company's Securities and Exchange Commission filings and other public documents, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


rates; (f) economic, climatic or political conditions in countries in which the Company sources licorice root; (g) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extract is used; (h) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extract is used; (i) the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification; (j) any inability to obtain indemnification for any significant group of asbestos related claims pending against the Company; (k) a substantially adverse result from any appeal of the Settlement approved by the Chancery Court; (l) lower than expected cash flows from operations; or (m) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness, or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this Form 10-Q filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 presents quantitative and qualitative disclosures about market risk as of December 31, 2001. There have been no material changes in this disclosure as of September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

       The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this report (the "Evaluation Date"), evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon such evaluation the Company has concluded that such disclosure controls and procedures are generally effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure.

       The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

CORPORATE INDEMNIFICATION MATTERS

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the Indemnity Guarantor will fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor. During the third quarter of 2002, the Indemnity Guarantor repaid the Company, following an arbitration between the Company and the Indemnity Guarantor, $3.5 million that the Company had advanced for indemnified matters.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. There has been litigation since 1982 concerning the availability of this coverage, and there can be no assurance as to the outcome. Nonetheless, as a result of rulings in the litigation, settlements and other coverage agreements with carriers, and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement in full each month for its monthly expenditures for asbestos-related claims. Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


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

         In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, later reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. At a hearing before the Chancery Court on May 13, 2002, the Court declined to approve the settlement, but indicated a willingness to consider any revised proposal. After the trial resumed in July 2002, the parties reached a second settlement (the "Settlement"). Under the terms of the Settlement, approved by the Chancery Court, Holdings will (a) acquire (1) the shares of Panavision Common Stock that the Company purchased in April 2001, (2) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (3) the Existing Notes that Pneumo Abex acquired in November 2001, and (4) the Las Palmas Note, and (b) deliver to the Company $90.1 million in cash and all of the shares of Company's Common Stock and Series B Preferred Stock that Holdings has acquired since April 2001. In addition, all agreements entered into in connection with the Panavision Acquisition and the December 2001 issuance of Series B Preferred Stock will be terminated.

         In a separate agreement contemporaneous with the Settlement, the Company's insurance carrier agreed to reimburse $2.0 million of the amount that the Company paid in connection with the Vannini settlement, and certain attorneys' fees and expenses awarded by the court in connection with the Settlement.

         The Company has incurred various legal and related costs in connection with the defense of the lawsuits. As of September 30, 2002, the Company has a receivable of $2.5 million, including the $2.0 million related to the Vannini settlement, reflected in prepaid expenses and other assets, in respect of costs that the Company expects will be reimbursed by insurance. The Company had unreimbursed expenses of $3.3 million which are included in the shareholder litigation settlement, net in the accompanying condensed consolidated statements of operations.

         In connection with the Settlement, Pneumo Abex amended its credit agreement on October 28, 2002, so that the lenders will: (a) release all liens in their favor on the Panavision shares held by the Company and the Panavision Notes held by Pneumo Abex and (b) release PVI Acquisition Corporation, a wholly owned subsidiary of the Company, from all of its obligations and liabilities under a guarantee and collateral agreement to the credit agreement. In exchange, the parties agreed to: (a) an increase, in the annual interest rate, of 0.5% (b) a mandatory prepayment of $4.4 million, (c) a reduction in the revolving commitments by $5.0 million and (d) an amendment fee of approximately $0.3 million. This amendment will be effective on the date when the Settlement is consummated.

         During the third quarter of 2002 the Company's indirect wholly owned French subsidiary, (the "Indirect Subsidiary"), received official notice from the French tax administration that certain interest payments made on a note payable to the Company would not be allowed as deductions in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately $1.8 million for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities and believes that their tax returns are correct as filed. The Indirect Subsidiary is in the process of appealing the assessment. As part of their appeal, the Indirect Subsidiary will be required to obtain bank guarantees in favor of the French tax administration in the amount of $1.4 million. The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or litigation. The Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998 in an amount substantially the same as the prior years.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


         There have been no other material changes in ongoing legal proceedings during the three month period ended September 30, 2002.


ITEM 2.  CHANGES IN SECURITIES

         There were no changes in securities during the three-month period ended September 30, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no events of default upon senior securities during the three month period ended September 30, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to Security Holders during the three month period ended September 30, 2002.

ITEM 5.  OTHER INFORMATION

         No additional information need be presented.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.4 First Amendment, dated as of October 28, 2002, to the Amended and Restated Credit Agreement, dated as of April 17, 2001, among Flavors Holdings Inc., a Delaware corporation, Pneumo Abex Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, BNP Paribas, as documentation agent, and JPMorgan Chase Bank, as paying agent.

99.1 Certification of Howard Gittis, Chief Executive Officer, dated November 14, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Todd J. Slotkin, Chief Financial Officer, dated November 14, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         Form 8-K filed on July 29, 2002.

         Form 8-K filed on August 14, 2002.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   M & F WORLDWIDE CORP.



Date:     November 14, 2002          By:      /S/ Todd J. Slotkin
      -------------------------          ------------------------------
                                                 Todd J. Slotkin
                                     Executive Vice President and Chief
                                             Financial Officer
                                         Principal Financial Officer



Date:     November 14, 2002          By:      /S/ Peter W. Grace
      -------------------------          -----------------------------
                                                Peter W. Grace
                                         Principal Accounting Officer

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Howard Gittis, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of M&F Worldwide
        Corp.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                        /S/ Howard Gittis
                                                  ------------------------------
                                                  Name: Howard Gittis
                                                  Title: Chief Executive Officer

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


I, Todd J. Slotkin, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of M&F Worldwide
        Corp.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                        /S/ Todd J. Slotkin
                                                  ------------------------------
                                                  Name: Todd J. Slotkin
                                                  Title: Chief Financial Officer