Form 10-K
period 2002-12-31
M & F WORLDWIDE CORP
filed 2003-03-31
CIK 945235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to ____

Commission File Number  1-13780


                              M & F WORLDWIDE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                           02-0423416
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  35 EAST 62ND STREET, NEW YORK, N.Y.                               10021
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                  212-572-8600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
Common Stock, par value $.01 per share         New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [ ]Yes [X] No

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (using the New York Stock Exchange closing price as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $43,595,390. The number of shares of Common Stock outstanding as of March 24, 2003 was 18,121,271.

         Portions of the registrant's 2003 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

         THIS FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT.

                           M & F WORLDWIDE CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                                                               PAGE
                                                                                                               ----

                                     PART I

Item 1        Business......................................................................................     3

Item 2        Properties....................................................................................     9

Item 3        Legal Proceedings.............................................................................     9

Item 4        Submission of Matters to a Vote of Security Holders...........................................    11


                                     PART II

Item 5        Market for Registrant's Common Equity and Related Stockholders Matters........................    12

Item 6        Selected Financial Data.......................................................................    12

Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................................    14

Item 7A       Quantitative and Qualitative Disclosures about Market Risks...................................    23

Item 8        Financial Statements and Supplementary Data...................................................    23

Item 9        Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure......................................................................    23


                                    PART III

Item 10       Directors and Executive Officers of the Registrant............................................     *

Item 11       Executive Compensation........................................................................     *

Item 12       Security Ownership of Certain Beneficial Owners and Management................................     *

Item 13       Certain Relationships and Related Transactions................................................     *

Item 14       Controls and Procedures.......................................................................    24

                                     PART IV

Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    25


Item 16       Principal Accountant Fees and Services........................................................     *


-------------
* Incorporated by reference from M & F Worldwide Corp. 2003 Proxy Statement

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL

         M & F Worldwide Corp. ("M & F Worldwide" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary, Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide"). From April 19, 2001 until December 3, 2002, the Company also conducted operations through its indirect 85.7%-owned subsidiary, Panavision Inc. ("Panavision"). On December 3, 2002, the Company sold its interest in Panavision to Mafco Holdings Inc. ("Holdings") pursuant to a settlement of various lawsuits challenging the Company's acquisition of Panavision. Accordingly, the Company has treated the results of Panavision as discontinued operations.

         M & F Worldwide has been a public company since June 15, 1995, when shares of its common stock, par value $.01 per share (the "M & F Worldwide Common Stock"), were publicly distributed to existing stockholders of Abex Inc. ("Abex"), M & F Worldwide's former parent, in connection with the merger (the "Abex Merger") of Abex and a wholly owned subsidiary of Holdings and the related transfer (the "Transfer") to a subsidiary of Mafco Consolidated Group Inc. ("MCG"), a wholly owned subsidiary of Holdings, of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), which continued to be owned by M & F Worldwide. The Company sold Aerospace to Parker Hannifin Corporation in April 1996.

         On November 25, 1996, M & F Worldwide acquired from MCG (the "Flavors Acquisition"), all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc. ("Flavors Holdings"), a Delaware corporation and wholly owned subsidiary of MCG. Immediately following the Flavors Acquisition, Mafco Worldwide, then a wholly owned subsidiary of Flavors Holdings, through a series of transactions merged with and into Pneumo Abex, with Pneumo Abex being the surviving corporation and becoming a wholly owned subsidiary of Flavors Holdings.

         Pursuant to a Stock Purchase Agreement, dated as of April 19, 2001, between PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Holdings, and the Company, the Company acquired from PX Holding 7,320,225 shares of common stock (the "Acquired Shares") of Panavision (the "Panavision Acquisition"). The aggregate consideration for the Acquired Shares was $121.0 million, consisting of (i) $80.0 million in cash, (ii) 1,500,000 shares of M & F Worldwide Common Stock held in treasury and (iii) 6,182,153 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide having a liquidation preference of $6.50 per share and one vote per share (the "Series B Preferred Stock").

         On December 21, 2001, PX Holding paid $10.0 million to the Company in exchange for which the Company issued 666,667 shares of Series B Preferred Stock to PX Holding. Also on December 21, 2001, the Company purchased from PX Holding $22.0 million principal amount of 9 5/8% Senior Subordinated Notes of Panavision due 2006 (the "Notes") for $8.1 million. Such Notes, together with $2.5 million principal amount of Notes owned by the Company, were delivered to Panavision in exchange for 1,381,690 newly issued shares of Panavision's Series A Non-Cumulative Perpetual Participating Preferred Stock (the "Panavision Series A Preferred Stock").

         Certain shareholders of the Company brought suits against the Company and its directors challenging the Panavision Acquisition as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement in 2001. On July 26, 2002, the Company and the other parties to the litigation reached a Stipulation of Settlement (the "Settlement"). Under the terms of the Settlement approved by the Chancery Court, Holdings (i) acquired (a) the shares of Panavision common stock that the Company purchased in April 2001, (b) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (c) $11.4 million principal amount of Notes that Pneumo Abex acquired in November 2001, and (d) a note in the amount of $6.7 million (the "Las Palmas Note") that Panavision issued to the Company on its acquisition of the shares of Las Palmas Productions, Inc. ("Las Palmas") in July 2002, and (ii) delivered to the Company $90.1 million in cash and all of the shares of M & F Worldwide Common Stock and Series B Preferred Stock that Holdings had acquired since April 2001. In addition, all agreements to which the Company was a party that were entered into in connection with the Panavision Acquisition and the December 2001 issuance of the Panavision Series A Preferred Stock were terminated. The Settlement was consummated on December 3, 2002, and the Company has presented the operations of Panavision as discontinued (see Item 3. Legal Proceedings).

         At December 31, 2002, Holdings' indirect beneficial ownership of M & F Worldwide represented 36.7% of the outstanding M & F Worldwide Common Stock.

(B)      INDUSTRY SEGMENTS

         Subsequent to the Settlement, the Company has one segment, which is the production of licorice flavorings for sale to the tobacco and confectionery industries.

(C)      NARRATIVE DESCRIPTION OF BUSINESS

         The Company produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France, and Xianyang Shaanxi, China. Approximately 73% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company manufactures and sells other flavor products and plant products, which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health foods.

         The Company has achieved its position as the world's leading manufacturer of licorice flavors through its experience in obtaining licorice root, its technical expertise at maintaining the consistency and quality of its product and its ability to develop and manufacture proprietary formulations for individual customers and applications.

OPERATING STRATEGIES

         The Company intends to maintain its position as the world leader in licorice flavors by improving its manufacturing process and raw material procurement in order to achieve stable costs and by continuing to operate ventures in strategic areas of the world to enhance its overall licorice business.

PRODUCTS AND MANUFACTURING

         LICORICE FLAVORING AGENTS. The Company produces a variety of licorice products from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey; Gardanne, France; and Xianyang Shaanxi, China. The Company selects licorice root from various sources to optimize flavoring and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semifluid or blocks, depending on the customer's requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with intermediary licorice flavors from other producers and non-licorice ingredients to produce licorice flavors that meet the individual customer's requirements. Licorice extract can be further purified to produce licorice derivatives. The Company maintains finished goods inventories of sufficient quantity to normally provide immediate shipment to its tobacco and non-tobacco customers.

         NON-LICORICE FLAVORING AGENTS AND PLANT PRODUCTS. The Company also sells flavoring agents and plant products to the tobacco, spice, pharmaceutical and health food industries. The Company cleans, grinds or cuts raw spices, herbs and plant products into finished products.

RAW MATERIALS

         Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant's roots, which can be up to several inches thick and up to 25 feet long, are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales.

Through its foreign suppliers, the Company acquires the root in local markets for shipment to the Company's processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by the Company originates in Afghanistan, China, Pakistan, Azerbaijan, Uzbekistan, Turkmenistan, Syria and Turkey. Through many years of experience, the Company has developed extensive knowledge and relationships with their suppliers in these areas. Although the amount of licorice root the Company purchases from any individual source or country varies from year to year depending on cost and quality, the Company endeavors to purchase some licorice root from all available sources. This enables the Company to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomic, the Company will be able to replace that source with licorice root from another area or supplier. The unrest in Afghanistan did not have a significant effect on the Company's total root supply, and root supplies, which had been interrupted in 2001, have resumed in 2002. During 2002, the Company had numerous suppliers of root and three vendors who each supplied over 20% of the Company's total root purchases. The Company tries to maintain a sufficient licorice root inventory and open purchase contracts to meet normal production needs for three years. At December 31, 2002, the Company had on hand approximately a three-year supply of root. Licorice root has an indefinite retention period as long as it is kept dry, and therefore the Company has experienced little, if any, material spoilage. The Company has been able to obtain licorice root without interruption since World War II even though there has been periodic instability in the areas of the world where licorice root grows.

         In addition to licorice root, the Company also purchases intermediary licorice flavors produced by the Company's Chinese factory or others for use as a raw material. These flavors are available from producers primarily in China and Central Asia in quantities sufficient to meet the Company's current requirements and anticipated requirements for the foreseeable future. During 2002, the Company had numerous suppliers of intermediary licorice flavors of which two supplied over 20% each of total purchases.

         Other raw materials for the Company's non-licorice flavor products and plant products are commercially available through many domestic and foreign sources.

SALES AND MARKETING

         All sales in the U.S. (including sales of licorice flavors to U.S. cigarette manufacturers for use in American blend cigarettes to be exported) are made through the Company's offices located in Camden, New Jersey or Richmond, Virginia, with technical support from the Company's research and development department. Outside the U.S., the Company sells its products from its Camden, New Jersey offices, through its Chinese and French subsidiaries, through exclusive agents as well as independent distributors.

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

         The Company sells licorice root residue, a by-product of the licorice extract manufacturing process, as garden mulch under the name Right Dress. Distribution of Right Dress is limited to the area within a 200-mile radius of Camden, New Jersey due to shipping costs and supply limitations.

         In 2002, the Company's ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 61% of the Company's net revenues and one customer, Altria Group Inc., accounted for approximately 33% of the Company's 2002 sales. If Altria Group Inc. were to stop purchasing licorice from the Company, it would have a significant adverse effect on the financial results of the Company.

COMPETITION

         The Company's position as the largest manufacturer of licorice flavors in the world arises from its long-standing ability to provide its customers with a steady supply of high quality and consistent products, together with superior technical support. Producing licorice flavors of consistently high quality requires an experienced work force, careful manufacturing and rigorous quality control. The Company's long-term relationships and knowledge of the licorice root market are of great value in enabling it to consistently acquire quality raw materials. Although the Company could face increased competition in the future, the Company currently encounters limited competition in sales of licorice flavors to tobacco companies in many of its markets as a result of the factors described above and the large investments in inventories of raw materials and production facilities that are required to adequately fulfill its customers' needs. Other markets in which the Company operates, particularly the confectionery licorice market in Europe, are more competitive. Significant competing producers of licorice flavors are government-owned and private corporations in China and Iran and a private corporation based in Israel.

THE TOBACCO INDUSTRY

         Developments and trends within the tobacco industry may have a material effect on the operations of the Company.

         During the period from 1998-2002, U.S. cigarette consumption declined at an estimated average rate of 2.5% per year due to the significant price increases by the cigarette manufacturers in order to recover costs of the 1998 settlement with the state attorneys general, greater health awareness of health risks by consumers and continuing restrictions on smoking areas. Exports of cigarettes by U.S. manufacturers decreased at an estimated average rate of 16.3% per year from 1998 to 2002. The decrease in exports is due to higher offshore production of U.S. brands. In response to the popularity of U.S. brands, foreign manufacturers also produce American blend cigarettes.

         Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. U.S. production of chewing tobacco products has steadily declined for more than a decade and from 1998 through 2002 it has declined by 4.9% per year. Consumption has declined because chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970s and has increased 2.9% per year from 1998 through 2002 due at least in part to the shift away from cigarettes and other types of smoking tobacco.

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

         In the last several years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Certain of these claims were tentatively settled during 1998 ("1998 Settlements"), though certain of the settlements may be subject to legal challenge. Among other things, the 1998 Settlements require the tobacco product manufacturers to pay a substantial monetary settlement and adhere to certain advertising and marketing restrictions. As a result of the 1998 Settlements and other settlements, the cigarette companies have significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Since 1998, cigarette consumption in the U.S. has decreased approximately 9.6% because of the higher prices of cigarettes, the increased emphasis on the health effects of cigarettes and the continuing restrictions on smoking areas. At this time the Company is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on the Company's financial performance. There can be no assurance that there will not be an increase in health-related litigation against the tobacco industry or that the Company, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on the Company.

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

ENVIRONMENTAL MATTERS

         The Company is subject to all state and federal environmental laws. Recently the Company committed to replace its oil-fired boilers with a new gas fired boiler in order to bring the Company into compliance with current regulations. The expenditure will be approximately $1.0 million and will be incurred in 2003. Management believes that the Company's operations are in substantial compliance with all applicable environmental laws. Although no other material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that the Company will not incur costs in the future relating to environmental matters that would have a material adverse effect on the Company's business or financial condition.

SEASONALITY

         The licorice flavor business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first seven months of the year.

SALES BACKLOG

         The sales backlog of the Company at any time is generally not significant. Domestic and foreign orders from tobacco and non-tobacco customers are received with shipment requirements annually, quarterly, monthly or weekly depending upon the customer's needs. Certain confectionery and health food customers negotiate annual contracts, which were not significant at December 31, 2002.

EMPLOYEES

         At December 31, 2002, the Company had approximately 268 employees. The Company has 120 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 2005. Management believes that its employee relations are good.

CORPORATE INDEMNIFICATION MATTERS

         The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In connection with the Abex Merger in 1995, a subsidiary of Abex, M & F Worldwide, Pneumo Abex and certain other subsidiaries of M & F Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to Aerospace, were transferred to a subsidiary of MCG, with the remainder being retained by Pneumo Abex. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

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

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original

Indemnitor"), has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the Indemnity Guarantor would fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor. During the third quarter of 2002, the Indemnity Guarantor repaid the Company, following an arbitration between the Company and the Indemnity Guarantor, $3.5 million that the Company had advanced for indemnified matters.

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

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 million of letters of credit outstanding at both December 31, 2002 and 2001, respectively, in connection with the Reimbursement Agreement.

         The Company has not recognized a liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote.

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

ITEM 2.  PROPERTIES

         The Company's principal properties are as follows:

                                                                           OWNED             APPROXIMATE
                                                                             OR              FLOOR SPACE
LOCATION                     USE                                           LEASED           (SQUARE FEET)
--------                     ---                                           ------           -------------
Camden, New Jersey           Licorice manufacturing, warehousing and       Owned                  390,000
                                 administration
Pennsauken, New Jersey       Warehousing                                   Leased(a)               40,000
Camden, New Jersey           Warehousing                                   Leased(b)               48,000
Gardanne, France             Licorice manufacturing and administration     Owned                   48,900
Richmond, Virginia           Manufacturing and administration for non-     Owned                   65,000
                                 licorice products
Shaanxi, Peoples Republic
  of China                   Licorice manufacturing and administration     Owned(c)                28,300

---------------------
(a)  Lease expires in September 2005 with an option to renew to 2007.

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

         In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, later reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. At a hearing before the Chancery Court on May 13, 2002, the Court declined to approve the settlement, but indicated a willingness to consider any revised proposal. After the trial resumed in July 2002, the parties reached a second settlement (the "Settlement"). Under the terms of the Settlement, approved by the Chancery Court, Holdings (i) acquired (a) the shares of Panavision common stock that the Company purchased in April 2001, (b) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (c) the Notes that Pneumo Abex acquired in November 2001, and (d) the Las Palmas Note, and (ii) delivered to the Company $90.1 million in cash and all of the shares of Company's common stock and Series B Preferred Stock that Holdings had acquired since April 2001. In addition, all agreements entered into in connection with the Panavision Acquisition and the December 2001 issuance of Series B Preferred Stock were terminated.

         In a separate agreement contemporaneous with the Settlement, the Company's insurance carrier agreed to reimburse $2.0 million of the amount that the Company paid in connection with the Vannini settlement, and certain attorneys' fees and expenses awarded by the court in connection with the Settlement.

         The Company has incurred various legal and related costs in connection with the defense of the shareholder lawsuits that were reimbursed by insurance. The Company had unreimbursed legal and related expenses of $3.6 million, which are included in discontinued operations for 2002 and 2001, net in the accompanying condensed consolidated statements of operations.

         During the third quarter of 2002, the Company's indirect wholly owned French subsidiary (the "Indirect Subsidiary") received official notice from the French tax administration that certain interest payments made on a note payable to the Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately $1.8 million for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities' position and is in the process of appealing the assessment. As part of their appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of $1.4 million. The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or litigation. In addition, the Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998.

         See Item 1. (C) Narrative description of business; The Tobacco Industry; and Corporate Indemnification Matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The M & F Worldwide Common Stock is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol MFW. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the M & F Worldwide Common Stock on the NYSE based on published financial sources.

                                                           HIGH        LOW
                                                           ----        ---
         CALENDAR 2001
                  First Quarter                            $5.00       $3.94
                  Second Quarter                            5.70        2.92
                  Third Quarter                             5.80        3.66
                  Fourth Quarter                            5.40        3.95

         CALENDAR 2002
                  First Quarter                             5.10        2.25
                  Second Quarter                            4.70        2.80
                  Third Quarter                             5.72        3.74
                  Fourth Quarter                            5.64        4.53

         The number of holders of record of the M & F Worldwide Common Stock as of March 24, 2003 was 11,711.

         The Company has not paid any cash dividends on the M & F Worldwide Common Stock to date nor does the Company currently intend to pay regular cash dividends on the M & F Worldwide Common Stock. The Company's dividend policy will be reviewed from time to time by the Board of Directors in light of the Company's results of operations and financial position and such other business considerations as the Board of Directors considers relevant. The ability of Pneumo Abex to pay dividends to the Company is limited by its credit agreement, which in turn may limit the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Notes to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

         In order to protect the availability of the Company's net operating loss carryforwards, the Company's charter prohibits, subject to certain exceptions, transfers of M & F Worldwide Common Stock, until such date as fixed by the Company's Board of Directors, to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding M & F Worldwide Common Stock. The Company has been advised by counsel that the transfer restriction in the Company's charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2002.

         On April 19, 2001, the Company acquired Panavision (see Note 1 and Note 2 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). On December 3, 2002, the Company divested itself of Panavision pursuant to the Settlement. The results of Panavision's operations from April 19, 2001 until December 3, 2002 have been presented as discontinued operations.

         The selected financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

                                                                                          YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------------------
                                                                      2002         2001         2000         1999         1998
                                                                     -------      -------      -------      -------      -------
STATEMENT OF INCOME DATA (a):                                                     (in millions, except per share amounts)
Net revenues                                                         $  96.9      $  98.4      $  93.1      $  97.3      $ 101.3
Cost of revenues                                                        47.3         51.6         49.2         51.2         52.9
                                                                     -------      -------      -------      -------      -------
Gross profit                                                            49.6         46.8         43.9         46.1         48.4
Selling, general and administrative expenses                            14.5         15.6          8.9         11.6         12.6
Gain on pension reversion                                               --          (11.1)        --           --           --
                                                                     -------      -------      -------      -------      -------
Operating income                                                        35.1         42.3         35.0         34.5         35.8
Interest expense, net                                                   (3.8)        (4.2)        (3.0)        (2.7)        (4.4)
Other (expense) income, net                                             (0.5)        (0.6)         0.2          0.1         (0.2)
                                                                     -------      -------      -------      -------      -------
Income from continuing operations before income taxes
     and extraordinary loss                                             30.8         37.5         32.2         31.9         31.2
(Provision for) benefit from income taxes                              (12.2)       (18.9)       (13.1)       (12.8)         8.9
                                                                     -------      -------      -------      -------      -------
Net income from continuing operations before
     extraordinary loss                                                 18.6         18.6         19.1         19.1         40.1
Discontinued operations
     Gain (loss) from operations of discontinued
       business, net of taxes (including gain
       on disposal of $17.6 in 2002)                                     5.5        (12.3)        --           --           --
                                                                     -------      -------      -------      -------      -------
Net income before extraordinary loss                                    24.1          6.3         19.1         19.1         40.1
Extrordinary loss, net of taxes                                         --           (0.2)        --           --           --
                                                                     -------      -------      -------      -------      -------
Net income                                                              24.1          6.1         19.1         19.1         40.1
Preferred stock dividends                                               (0.3)        (0.2)        --           (1.5)        (1.6)
                                                                     -------      -------      -------      -------      -------
Net income available to shareholders                                 $  23.8      $   5.9      $  19.1      $  17.6      $  38.5
                                                                     =======      =======      =======      =======      =======

Basic earnings per common share:
     Undistributed earnings from continuing operations               $  0.71      $  0.75      $  0.96      $  0.85      $  1.86
     Undistributed earnings (loss) from discontinued operations         0.21        (0.50)        --           --           --
     Undistributed extraordinary loss                                   --          (0.01)        --           --           --
                                                                     -------      -------      -------      -------      -------
       Total common stock                                            $  0.92      $  0.24      $  0.96      $  0.85      $  1.86
                                                                     =======      =======      =======      =======      =======

Diluted earnings per common share:
     Undistributed earnings from continuing operations               $  0.71      $  0.75      $  0.96      $  0.83      $  1.71
     Undistributed earnings (loss) from discontinued operations         0.21        (0.50)        --           --           --
     Undistributed extraordinary loss                                   --          (0.01)        --           --           --
                                                                     -------      -------      -------      -------      -------
       Total common stock                                            $  0.92      $  0.24      $  0.96      $  0.83      $  1.71
                                                                     =======      =======      =======      =======      =======
Basic and diluted earnings per preferred share:
     Distributed earnings                                            $  0.04      $  0.05      $  --        $  --        $  --
     Undistributed earnings from continuing operations                  0.71         0.75         --           --           --
     Undistributed earnings (loss) from discontinued operations         0.21        (0.50)        --           --           --
     Undistributed extraordinary loss                                   --          (0.01)        --           --           --
                                                                     -------      -------      -------      -------      -------
       Total preferred stock                                         $  0.96      $  0.29      $  --        $  --        $  --
                                                                     =======      =======      =======      =======      =======

                                                                                 DECEMBER 31,
                                                             --------------------------------------------------
                                                              2002       2001       2000       1999       1998
                                                             ------     ------     ------     ------     ------
                                                                              (IN MILLIONS)
BALANCE SHEET DATA:
Total assets (b)                                             $373.2     $275.2     $298.8     $311.4     $322.3
Long-term debt including current portion and short-term
   borrowings (c)                                              60.4       84.0       29.4       49.0       53.3
Redeemable preferred stock (d)                                 --         --         --         --         20.0
Participating preferred stock (e)                              --         41.7       --         --         --
Stockholders' equity                                          274.1      295.9      245.7      236.9      223.1

-----------------
(a) Certain amounts in previously issued financial statements have been reclassified to conform to the 2002 presentation.

(b) Excludes the assets of discontinued operations at December 31, 2001 of $636.9 million.

(c) Excludes long-term debt of discontinued operations at December 31, 2001 of $472.3 million.

(d) The redeemable convertible preferred stock was redeemed at its liquidation value of $20.0 million on December 6, 1999.

(e) In connection with the Panavision Acquisition, the Company issued 6,182,153 shares of Series B Preferred Stock valued at $31.7 million to PX Holding on April 19, 2001 and on December 21, 2001 issued 666,667 shares of Series B Preferred Stock to PX Holding in exchange for $10.0 million. The Series B Preferred Stock was returned to the Company in 2002 as a result of the Panavision divestiture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Item 6 "Selected Financial Data" and the M & F Worldwide Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Subsequent to the Settlement, the Company conducts its global business through one business segment. The Company is the world's largest producer of licorice extract. Sales are principally to the tobacco and confectionery industries for use as a flavoring ingredient. The Company also manufactures other flavoring ingredients from various botanicals.

         The Company considers revenue from international business to be that revenue which is generated outside the United States.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial condition and results of operation are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         REVENUE RECOGNITION - We recognize revenue using the guidance from the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Revenue from product sales is recognized when title passes to the customer. We do not have a history of significant product returns or revenue adjustments.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         INCOME TAXES - We estimate our actual current tax liability together with our temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At December 31, 2002, we had a $5.8 million valuation allowance established against our deferred tax assets. To the extent we establish a valuation allowance or increase this allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

         LONG-LIVED ASSETS - We assess the impairment of property, plant and equipment and investments in joint ventures whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

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

         We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, with the exception of provisions relating to nonamortization of goodwill and intangible assets acquired after June 30, 2001, which we adopted as of July 1, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption in 2002, we discontinued amortization of goodwill resulting from business acquisitions. We also reassessed the useful life of our other intangible assets, which consist of product formulations. We determined the useful life of the product formulations to be indefinite; therefore, we also discontinued amortization of the product formulations in 2002.

         We perform impairment tests on our goodwill and product formulations annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We measure impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We also reevaluate the useful life of the product formulations annually to determine whether events and circumstances continue to support an indefinite useful life.

         CONTINGENCIES AND INDEMNIFICATION AGREEMENTS - We record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and our accounting for such events is prescribed by SFAS No. 5, "Accounting for Contingencies."

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

         PENSIONS - The Company has significant pension costs, assets and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, and merit increases. The Company is required to consider current market conditions including changes in interest rates. Changes in the related pension asset/liability and income/costs may occur in the future due to changes in assumptions.

CONSOLIDATED OPERATING RESULTS

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net revenues were $96.9 million in the 2002 period and $98.4 million in the 2001 period. The decrease of $1.5 million or 1.5% was primarily due to lower shipment volume to the Company's confectionery and botanical customers.

         Cost of revenues were $47.3 million in 2002 and $51.6 million in 2001, a decrease of $4.3 million due to the lower sales and lower material costs. As a percentage of sales, cost of revenues were 48.8% in 2002 and 52.4% in 2001. This lower percentage resulted from the lower costs and a change in the mix of products sold.

         The gross profit was $49.6 million in 2002 and $46.8 million in 2001, an increase of $2.8 million or 6.0%. As a percentage of sales, the 2002 gross profit was 51.2% as compared to 47.6% in 2001.

         Selling, general and administrative ("SG&A") expenses were $14.5 million in 2002 and $15.6 million in 2001. The decrease of $1.1 million was primarily attributable to $4.2 million of amortization of goodwill and indefinite lived intangible assets in 2001 partially offset by lower pension income of $1.3 million, higher executive compensation and various other professional fees.

         In February 2001 the Company terminated its overfunded pension plan resulting in a gain of $11.1 million.

         Operating income was $35.1 million in 2002 and $42.3 million in 2001. The decrease of $7.2 million was primarily due to the gain on the pension reversion in 2001, partially offset by the higher 2002 gross profit and the lower SG&A expenses.

         Interest expense, net was lower in 2002 due to lower average debt outstanding and lower interest rates.

         The foreign exchange loss of $0.4 million in 2002 resulted from the weakening of the dollar against the Euro.

         Other loss, net was lower in 2002 by $0.5 million due to a 2001 write-down of the Company's investment in a Chinese joint venture.

         The provision for income taxes in 2002 was $12.2 million and $18.9 million in 2001. The 2002 effective rate was 39.6% as compared to 50.4% in 2001. The 2001 effective rate was higher than 2002 primarily due to the non-deductibility of an excise tax imposed on the pension reversion gain.

         The Company incurred a gain (loss) from operations of discontinued business, net of taxes, of $5.5 million and ($12.3) million in 2002 and 2001, respectively. These losses were attributable to the operations of Panavision from April 19, 2001 to December 3, 2002 and the gain on disposal of Panavision on $17.6 million in 2002.

         In 2001, the Company incurred an extraordinary loss of $0.2 million, net of taxes, as a result of a write-off of deferred financing costs related to the Company's old credit agreement refinanced in 2001.

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net revenues were $98.4 million in 2001 and $93.1 million in 2000, an increase of $5.3 million or 5.7%. The increase was due to higher sales volume to the Company's licorice customers.

         Cost of revenues were $51.6 million in 2001 and $49.2 million 2000, an increase of $2.4 million or 4.9% due to the higher sales volume. As a percentage of sales, cost of revenues were 52.4% in 2001 and 52.8% in 2000.

         Gross profit of $46.8 million in 2001 was $2.9 million higher than 2000 due to the higher sales volume.

         SG&A expenses were $15.6 million in 2001 and $8.9 million in 2000. The increase of $6.7 million was due to lower pension income of $4.5 million and higher corporate expenses for insurance and legal services.

         In 2001, the Company terminated its overfunded pension plan resulting in a gain of $11.1 million.

         Operating income was $42.3 million in 2001 and was $35.0 million in 2000. The increase resulted from the pension gain and increased sales volume partially offset by the higher SG&A expenses.

         Interest expense, net increased by $1.2 million in 2001 due to higher average debt outstanding in 2001 as compared to 2000 as a result of a new credit agreement by Pneumo Abex to finance a portion of the Panavision Acquisition.

         The 2001 tax provision was $18.9 million as compared to $13.1 million in 2000. The increase in the 2001 effective rate to 50.4% from 40.7% in 2000 was primarily due to the non-deductible excise tax on the pension reversion gain.

         The Company incurred a loss from operations of discontinued business of $12.3 million, net of taxes, in 2001. The loss was attributable to the operations of Panavision in 2001 since the Panavision Acquisition.

RELATED PARTY TRANSACTIONS

         THE PANAVISION ACQUISITION/DISPOSITION

         Pursuant to a Stock Purchase Agreement, dated as of April 19, 2001, between PX Holding and the Company, the Company acquired from PX Holding 7,320,225 shares of common stock of Panavision. The aggregate consideration for the Acquired Shares was $121.0 million and consisted of (i) $80.0 million in cash, (ii) 1,500,000 shares of M & F Worldwide Common Stock held in treasury and
(iii) 6,182,153 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide having a liquidation preference of $6.50 per share and one vote per share.

         In accordance with APB Opinion No. 16, the Panavision Acquisition was accounted for by the purchase method. The allocation of the purchase price to assets and liabilities was based on their respective estimated fair values at April 19, 2001 to the extent of the Company's 83.5% controlling interest. The remaining 16.5% was accounted for at Panavision's carryover basis.

         On December 21, 2001, PX Holding paid $10.0 million to the Company in exchange for which the Company issued 666,667 shares of Series B Preferred Stock to PX Holding. Also on December 21, 2001, the Company purchased from PX Holding $22.0 million principal amount of Notes for $8.1 million. Such Notes, together with $2.5 million principal amount of Notes owned by the Company, were delivered to Panavision in exchange for 1,381,690 newly issued shares of Panavision's Series A Non-Cumulative Perpetual Participating Preferred Stock.

         Certain shareholders of the Company brought suits against the Company and its directors challenging the Panavision Acquisition as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement in 2001. On July 26, 2002, the Company and the other parties to the litigation reached a Stipulation of Settlement (the "Settlement"). Under the terms of the Settlement approved by the Chancery Court, Holdings (a) acquired (1) the shares of Panavision common stock that the Company purchased in April 2001, (2) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (3) $11.4 million principal amount of Notes that Pneumo Abex acquired in November 2001, and (4) a note in the amount of $6.7 million (the "Las Palmas Note") that Panavision issued to the Company on its acquisition of the shares of Las Palmas in July 2002, and (b) delivered to the Company $90.1 million in cash and all of the shares of M & F Worldwide Common Stock and Series B Preferred Stock that Holdings and its wholly owned subsidiaries had acquired since April 2001. In addition, all agreements to which the Company was a party that were entered into in connection with the Panavision Acquisition and the December 2001 issuance of the Panavision Series A Preferred Stock were terminated. The Settlement was consummated on December 3, 2002 and the Company has presented the operations of Panavision as discontinued.

         At December 31, 2002, Holdings' indirect beneficial ownership of M & F Worldwide represented 36.7% of the outstanding M & F Worldwide Common Stock.

         PANAVISION/COMPANY TAX SHARING AGREEMENT

         For the period from April 19, 2001 through December 3, 2002, Panavision, for federal income tax purposes, was included in the affiliated group of which the Company is the common parent (the "M & F Worldwide Group"), and Panavision's federal taxable income was included in such group's consolidated tax return filed by the Company. Panavision was also included in certain state and local tax returns of the Company or its subsidiaries for that period. As of April 19, 2001, Panavision and certain of its subsidiaries and the Company entered into a tax sharing agreement (the "Panavision/Company Tax Sharing Agreement"), pursuant to which the Company agreed to indemnify Panavision against federal, state or local income tax liabilities of the M & F Worldwide Group for taxable periods beginning on or after April 19, 2001 during which Panavision or a subsidiary of Panavision was a member of such group. Pursuant to the Panavision/Company Tax Sharing Agreement, for all taxable periods beginning on or after April 19, 2001 and ending December 3, 2002,

Panavision was obligated to pay to the Company amounts equal to the taxes that Panavision would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Panavision), except that Panavision was not entitled to carryback any losses to taxable periods ending prior to April 19, 2001. No payments were required under the Panavision/Company Tax Sharing Agreement as Panavision had sufficient net operating loss carryforwards to offset its taxable income. The Panavision/Company Tax Sharing Agreement will continue in effect after December 3, 2002 only as to matters such as audit adjustments and indemnities.

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

         The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. In the event of a certain kind of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

         In connection with the Abex Merger, MCG and the Company entered into a registration rights agreement (the "Company/MCG Registration Rights Agreement") providing MCG with the right to require the Company to use its best efforts to register under the Securities Act, and the securities or blue sky laws of any jurisdiction designated by MCG, all or portion of the issued and outstanding common stock, if any, retained (the "Retained Shares") by MCG in the Abex Merger (the "Registrable Shares"). Such demand rights are subject to the conditions that the Company is not required to (1) effect a demand registration more than once in any 12-month period, (2) effect more than one demand registration with respect to the Retained Shares, or (3) file a registration statement during periods (not to exceed three months) (a) when the Company is contemplating a public offering, (b) when the Company is in possession of certain material non-public information, or (c) when audited financial statements are not available and their inclusion in a registration statement is required. In addition, and subject to certain conditions described in the Company/MCG Registration Rights Agreement, if at any time the Company proposes to register under the Securities Act an offering of common stock or any other class of equity securities, then MCG will have the right to require the Company to use its best efforts to effect the registration under the Securities Act and the securities or blue sky laws of any jurisdiction designated by MCG of all or a portion of the Registrable Shares as designated by MCG. The Company is responsible for all expenses relating to the performance of, or compliance with, the Company/MCG Registration Rights Agreement except that MCG is responsible for underwriters' discounts and selling commissions with respect to the Registrable Shares being sold. In subsequent amendments to the Company/MCG Registration Rights Agreement, the Company has agreed that shares of common stock acquired from time to time by MCG will be treated as "Registrable Shares."

         AFFILIATED PAYMENTS

         During fiscal 2002 and 2001, three executive officers of the Company were executives of Holdings. Such executive officers were not compensated by the Company. In accordance with Securities and Exchange Commission Staff Accounting Bulletin 79, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)," the value of the services provided by such officers to the Company in the amount of $1.5 million per year is reflected in the accompanying consolidated financial statements as compensation expense and a corresponding increase to additional paid-in-capital. Neither Holdings nor any of such executive officers received any payment from the Company in connection with its recognition for accounting purposes of such $1.5 million of compensation expense.

         Included in accounts receivable, net in the consolidated balance sheet at December 31, 2002 is $3.3 million due from Holdings, which was repaid in January 2003. Included in accounts payable in the consolidated balance sheet at December 31, 2001 is $1.2 million due to Holdings.

         The Company paid a subsidiary of Holdings $0.8 million to reimburse to it a portion of the Chief Executive Officer's compensation expense in 2000, representing time devoted by him to the affairs of the Company. The Company received from a subsidiary of Holdings $0.1 million to reimburse to it a portion of another executive of the Company's salary expense in 2000 representing time devoted by him to the affairs of such subsidiary of Holdings.

         The Company participates in Holdings' directors and officers insurance program, which covers the Company as well as Holdings and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure stand alone coverage. At December 31, 2002, the Company has recorded prepaid expenses, other assets, accrued liabilities and other liabilities of $1.7 million, $6.7 million, $3.0 million and $5.5 million relating to the financing of the directors and officers insurance program.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $37.3 million, $49.7 million and $30.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The changes in cash provided by operating activities between years primarily reflects the net cash retained in connection with the termination of the Mafco Worldwide Corporation Defined Benefit Plan in 2001 partially offset by the net changes in non-cash working capital.

         Cash provided by investing activities of $89.3 million reflect the proceeds from the Settlement partially offset by capital expenditures of $0.8 million. Cash used by investing activities in 2001 were for the Panavision Acquisition, the acquisition of EFILM, the purchase of Notes and capital expenditures of $1.1 million. Cash used in investing activities for 2000 reflect capital expenditures of $1.1 million.

         Cash used in financing activities in 2002 primarily reflects the repayment of debt under the Company's credit agreement. Cash provided by financing activities in 2001 primarily reflects borrowings under the Company's credit agreement to purchase Panavision partially offset by repayments the Company's credit agreement.

         The Company has certain cash obligations and other commercial commitments, which will impact its short-term liquidity. At December 31, 2002, such obligations and commitments were as follows:

                                                    PAYMENTS DUE BY PERIOD
                                        -----------------------------------------------
                                                   LESS
                                                   THAN 1      1-3        4-5    AFTER 5
Contractual Obligations                 TOTAL      YEAR       YEARS      YEARS    YEARS
-----------------------                 -----      -----      -----      -----    -----
                                                         (in millions)
Long-Term Debt                          $60.4      $25.8      $34.6      $ --     $ --
Operating Leases                          0.6        0.3        0.3        --       --
                                        -----      -----      -----      -----    -----
Total Contractual Cash Commitments      $61.0      $26.1      $34.9      $ --     $ --
                                        =====      =====      =====      =====    =====

         Additionally, at December 31, 2002, the Company had obligations to purchase approximately $6.3 million of raw materials.

         As of December 31, 2002, debt outstanding totaled $60.4 million of which $59.7 million was outstanding under the Pneumo Abex Amended Credit Agreement and $0.7 million was outstanding under revolving credit agreements in France. Current maturities under the Pneumo Abex Amended Credit Agreement totaled $25.1 million at December 31, 2002.

         On April 19, 2001 (the "Closing Date"), the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with a group of banks pursuant to which the Company could borrow up to $105.0 million. The Amended Credit Agreement included a $90.0 million five-year term loan facility, which was fully drawn on the Closing Date, and a $15.0 million five-year revolving loan facility, $5.0 million of which was drawn on the Closing Date and $4.6 million was reserved to support lender guarantees for outstanding letters of credit. The five-year $90.0 million term loan is repayable in quarterly installments which commenced on June 30, 2001. A mandatory repayment is required in April of each year based upon prior year excess cash flow (as the defined in the Amended Credit Agreement). This amount was $8.7 million and $4.3 million at December 31, 2002 and 2001, respectively. The $15.0 million revolving loan is for five years and may also be used to support lender guarantees for outstanding letters of credit. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii) Eurodollar Loans, plus a borrowing margin.

         In connection with the Settlement, Pneumo Abex amended the Amended Credit Agreement effective December 3, 2002, so that the lenders would: (a) release all liens in their favor on the Panavision shares held by the Company and the Notes held by Pneumo Abex and (b) release PVI Acquisition Corp., a wholly owned subsidiary of the Company, from all of its obligations and liabilities under a guarantee and collateral agreement to the Amended Credit Agreement. In exchange, the parties agreed to: (a) an increase in the borrowing margin on ABR Loans and Eurodollar Loans of 0.5% (3.0% on ABR Loans and 4.0% on Eurodollar Loans at December 31, 2002), (b) a mandatory prepayment of $4.4 million, (c) a reduction in the revolving commitments by $5.0 million and (d) an amendment fee of approximately $0.3 million. At both December 31, 2002 and 2001, $4.6 million of the revolving loan facility was reserved for lender guarantees on outstanding letters of credit. The average interest rate was 5.41% and 5.89% at December 31, 2002 and 2001, respectively. Substantially all the domestic assets of Pneumo Abex are pledged to secure the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants, which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets. The Company had $5.4 million of available borrowings under the revolving loan facility at December 31, 2002.

         Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreement and anticipated cash flow from operating activities, will be sufficient to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future.

         M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $88.9 million in cash and cash equivalents, most of which was received in connection with the Settlement. The Company is considering various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

IMPACT OF INFLATION

         The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

TAX MATTERS

         In connection with the Abex Merger and the Transfer, MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 2002, the Company had available net operating loss carryforwards of approximately $34.0 million, which expire in years 2004 through 2010.

         During the third quarter of 2002, the Indirect Subsidiary received official notice from the French tax administration that certain interest payments made on a note payable to the Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately $1.8 million for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities' position and is in the process of appealing the assessment. As part of their appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of $1.4 million. The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or litigation. In addition, the Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998.

         See Related Party Transactions - Panavision/Company Tax Sharing Agreement.

OTHER LIQUIDITY RISKS

         LICORICE ROOT EXTRACT SUPPLY

         In addition to the liquidity risks noted above, the Company may encounter liquidity risks arising from its supply of licorice extract. The Company tries to maintain a sufficient licorice root inventory and open purchase contracts to meet normal production needs for three years. At December 31, 2002, the Company had on hand approximately a three-year supply of root. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although the Company has been able to obtain licorice root without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root grows, the Company may in the future experience a short supply of licorice root due to these or other instabilities. If the Company is unable to obtain licorice root, or is unable to obtain licorice root in a cost-effective manner, the Company's business will be severely hampered and the Company will experience severe liquidity difficulties.

         CUSTOMERS

         In 2002, the Company's ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 61% of the Company's net revenues and one customer, Altria Group Inc. accounted for approximately 33% of the Company's 2002 net revenues. If Altria Group Inc. were to stop purchasing licorice from the Company, it would have a significant adverse effect on the financial results of the Company, which would also create severe liquidity problems for the Company.

         CORPORATE INDEMNIFICATION MATTERS

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor, has retained ultimate responsibility for asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, the Second Indemnitor assumed responsibility for substantially all of the asbestos-related claims made after August 1998. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the Indemnity Guarantor will fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor. During the third quarter of 2002, the Indemnity Guarantor repaid the Company, following an arbitration between the Company and the Indemnity Guarantor, $3.5 million that the Company had advanced for indemnified matters.

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

         On February 5, 1996, the Company, through Pneumo Abex, entered into the Reimbursement Agreement. The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit are being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 million of letters of credit outstanding at both December 31, 2002 and 2001, respectively, in connection with the Reimbursement Agreement.

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

FORWARD-LOOKING STATEMENTS

          This annual report on Form 10-K for the year ended December 31, 2002, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

         In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company; (a) economic, climatic or political conditions in countries in which the Company sources licorice root;
(b) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice flavorings are used; (c) additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice flavorings are used; (d) the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification; (e) any inability to obtain indemnification for any significant group of asbestos-related claims pending against the Company; (f) lower than expected cash flow from operations; (g) significant increases in interest rates; and (h) unfavorable foreign currency fluctuations. The Company assumes no responsibility to update the forward-looking statements contained in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

         As of December 31, 2002 and 2001, the Company's net foreign currency market exposures are primarily the Euro. Most of the Company's export sales and purchases of licorice raw materials are made in U.S. dollars. The Company's French subsidiary sells in several foreign currencies as well as the U.S. dollar and purchases raw materials principally in U.S. dollars. At the present time, the Company does not generally hedge against foreign currency fluctuations. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

         As of December 31, 2002 and 2001, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain by $0.1 million and $0.1 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized gain by $0.1 million and $0.1 million, as of December 31, 2002 and 2001, respectively.

         The Company is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 2002 and 2001 would have resulted in an increase to interest expense of approximately $0.4 million and $0.5 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 2002 and 2001 would have decreased interest expense by approximately $0.4 million and $0.5 million, respectively. At December 31, 2002, the Company believes that the carrying value of its amounts payable under the Pneumo Abex Amended Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

         The Company only has floating rate debt at the present time. Neither the Company nor its subsidiaries had any interest rate swap agreements in effect at December 31, 2002. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III, Items 10 through 13 and Item 16, of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 2002 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

         The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act")). Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

         The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. The Company intends to evaluate and assess its internal controls for financial reporting during 2003.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1 and 2) Financial statements and financial statement schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule, which appear, on page F-1 herein.

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

    2.2 Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and Whitman Corporation (incorporated by reference to Exhibit
              2.1 to Pneumo Abex's Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to
              Exhibit 10.4 to Abex Inc.'s Annual Report on Form 10-K for 1992).

    3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M & F Worldwide's Form 8-K dated April 30, 1996).

    3.2 Certificate of Designation, Powers, Preferences and Rights of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide Corp. (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

    3.3 By-laws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to M & F Worldwide's Form 10-K dated December 31, 1995).

    3.4 Amendment to the Company's By-laws concerning the advance notice provision (incorporated by reference to Exhibit 10.23 to M & F Worldwide Corp.'s Form 10-Q dated August 14, 2001).

    4.1 Registration Rights Agreement between Mafco and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Holdings Inc., MCG Holdings Inc. and Mafco in connection with the Company's capital stock).

    4.2 Registration Rights Agreement, dated as of April 19, 2001, by and between PX Holding Corporation and M & F Worldwide Corp. (incorporated by reference to Exhibit 4.1 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

    4.3 Registration Rights Transfer Agreement, dated as of April 19, 2001, by and between PX Holding Corporation, Panavision Inc., and M & F Worldwide Corp. (incorporated by reference to Exhibit 4.3 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

    4.4 Registration Rights Letter Agreement, dated December 21, 2001, by and between PX Holding Corporation and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.27 to M & F Worldwide Corp.'s 2001 Form 10-K).

    4.5 Registration Rights Letter Agreement, dated December 21, 2001, by and between Panavision Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.28 to M & F Worldwide Corp.'s 2001 Form 10-K).

    10.1 Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT's Current Report on Form 8-K dated June 28, 1995).

    10.2 Letter Agreement, dated as of June 26, 1995, between the Company and Mafco (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 28, 1995).

    10.3 Letter Agreement, dated as of February 5, 1996, between the Company and Mafco (incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D dated February 8, 1996 filed by Holdings Inc., MCG Holdings Inc. and Mafco in connection with the Company's capital stock).

    10.4 M & F Worldwide 1995 Stock Plan (the "1995 Stock Plan") for employees of the Company and employees of affiliated corporations (incorporated by reference to Annex C to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-1 (File No. 33-92186)), as amended (incorporated by reference to Exhibit 10.19 to M & F Worldwide Corp.'s Form 10-K for 1996).

    10.5 Employment agreement, dated January 7, 1997, between the Registrant and J. Eric Hanson (incorporated by reference to
              Exhibit 10.24 to M & F Worldwide Corp.'s Form 10-K for 1996).

    10.6      The Company's 1997 Stock Option Plan (incorporated by reference to
              Exhibit 10.25 to M & F Worldwide Corp.'s Form 10-K for 1996).

    10.7 Credit Agreement dated as of November 17, 1997 among Pneumo Abex, the lenders (as defined in the Credit Agreement), Chase Manhattan Bank, Chase Securities Inc., Bank Boston, N.A. and Chase Manhattan Bank Delaware (incorporated by reference to Exhibit 10.27 to M & F Worldwide Corp.'s Form 10-K for 1997).

    10.8 Contract dated as of May 31, 1997 between Mafco Worldwide and Licorice and Paper Employees Association of Camden, New Jersey AFL-CIO (incorporated by reference to Exhibit 10.28 to M & F Worldwide Corp.'s Form 10-K for 1997).

    10.9 First Amendment, dated as of April 1, 1999, to the Credit Agreement dated as of November 17, 1997 (incorporated by reference to Exhibit 10.11 to M & F Worldwide Corp.'s Form 10-K for 1999).

    10.10 Second Amendment, dated as of November 23, 1999, to the Credit Agreement dated as of November 17, 1997 (incorporated by reference to Exhibit 10.12 to M & F Worldwide Corp.'s Form 10-K for 1999).

    10.11 Amendment Number Three, dated as of April 24, 2000, to the Credit Agreement dated as of November 17, 1997 (incorporated by reference to M & F Worldwide Corp.'s Form 10-K for 2000).

    10.12 Employment agreements, dated August 1, 2000, between the Registrant and Stephen G. Taub, Pramathesh S. Vora, and Peter W. Grace. (incorporated by reference to M & F Worldwide Corp.'s Form 10-K for 2000).

    10.13 Amendment dated as of July 6, 1999, to employment agreement dated January 7, 1997 between the Registrant and J. Eric Hanson (incorporated by reference to Exhibit 10.14 to M & F Worldwide Corp.'s Form 10-K for 1999).

    10.14 The Company's 2000 Stock Option Plan for employees of the Registrant and employees of affiliated corporations (incorporated by reference to Exhibit 99.1 to M & F Worldwide's Registrant Statement on Form S-8, Commission File No. 333-9162).

    10.15 Letter Agreement, dated as of April 19, 2001, by and between Ronald O. Perelman and M & F Worldwide Corp. (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

    10.16 Tax Sharing Agreement, dated as of April 19, 2001, by and among Panavision Inc., certain of its subsidiaries and M & F Worldwide Corp. (incorporated by reference to Exhibit 99.2 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

    10.17 Credit Agreement, dated as of April 19, 2001, by and among Flavors Holdings Inc., the Lenders party thereto, BNP Paribas, as Documentation Agent and The Chase Manhattan Bank, as Paying Agent (incorporated by reference to Exhibit 99.3 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

    10.18 Guarantee and Collateral Agreement, dated as of April 19, 2001, by and among Pneumo Abex Corporation, Flavors Holdings Inc., PVI Acquisition Corp., EVD Holdings Inc., Concord Pacific Corporation, the Lenders party thereto, BNP Paribas, as Documentation Agent and The Chase Manhattan Bank as Paying Agent (incorporated by reference to Exhibit 99.4 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

    10.19 Mafco Letter Agreement, dated as of April 19, 2001, by and between Holdings Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 99.5 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

    10.20 M & F Worldwide Letter, dated as of April 19, 2001, delivered by M & F Worldwide Corp. to Panavision Inc. (incorporated by reference to Exhibit 99.6 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

    10.21 Letter Agreement relating to the Mafco Disbursement, dated December 21, 2001, between Holdings, Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.24 to M & F Worldwide Corp.'s 2001 Form 10-K).

    10.22 Letter Agreement, dated December 21, 2001, between Holdings, Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit
              10.25 to M & F Worldwide Corp.'s 2001 Form 10-K).

    10.23 Letter dated December 21, 2001, from M & F Worldwide Corp. to Panavision Inc. (incorporated by reference to Exhibit 10.26 to M & F Worldwide Corp.'s 2001 Form 10-K).

    10.24 Employment agreement dated August 1, 2001, between the Registrant and Stephen G. Taub. (incorporated by reference to Exhibit 10.29 to M & F Worldwide Corp.'s 2001 Form 10-K).

    10.25 First Amendment, dated as of October 28, 2002, to the Amended and Restated Credit Agreement, dated as of April 17, 2001, among Flavors Holdings Inc., a Delaware corporation, Pneumo Abex Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, BNP Parabas, as documentation agent, and JP Morgan Chase Bank, as paying agent. (incorporated by reference to Exhibit 10.4 to M & F Worldwide Corp.'s Form 10-Q for the quarterly period ended September 30, 2002).

    10.26 Common Stock Letter Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and M & F Worldwide Corp. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.27 Preferred Stock Letter Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and M & F Worldwide Corp. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.28 1998 Registration Rights Termination Letter Agreement, dated as of December 3, 2002, by and between M & F Worldwide Corp. and Panavision Inc. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.29 PX Holding-M & F Worldwide Termination Agreement, dated as of December 3, 2002, by and between PX Holding and M & F Worldwide Corp. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.30 M & F Worldwide-Perelman Termination Agreement, dated as of December 3, 2002, by and between Ronald O. Perelman and M & F Worldwide Corp. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.31 M & F Worldwide-Mafco Termination Agreement, dated as of December 3, 2002, by and between Mafco Holdings Inc. and M & F Worldwide Corp. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.32 M & F Worldwide-Panavision Termination Agreement, dated as of December 3, 2002, by and between Panavision Inc. and M & F Worldwide Corp. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.33 M & F Worldwide-Mafco Call Termination Agreement, dated as of December 3, 2002, by and between Holdings Inc. and M & F Worldwide Corp. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.34 Mafco-M & F Worldwide Note Agreement, dated as of December 3, 2002, by and between Holdings Inc. and M & F Worldwide Corp. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.35 Amendment No. 1 to the Instrument of Assignment and Assumption, dated as of December 3, 2002, by and between Holdings Inc., M & F Worldwide Corp. and Panavision Inc. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    10.36 Mafco-Pneumo Abex Corporation Letter Agreement, dated as of December 3, 2002, by and between Holdings Inc., M & F Worldwide Corp. and Pneumo Abex Corporation (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

    21*       List of subsidiaries

    23.1*     Consent of Independent Auditors

    24* Powers of attorney executed by Messrs. Perelman, Durnan, Folz, Gittis, Hookstratten, Hanson, Liebman, Meister, Slovin, and Taub.

    99.1* Certification of Howard Gittis, Chief Executive Officer, dated March 31, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2* Certification of Todd J. Slotkin, Chief Financial Officer, dated March 31, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         Form 8-K dated December 18, 2002.
         Item 2 - Acquisition or Disposition of Assets
         Item 7 - Pro Forma Financial Information

         (1) Unaudited pro forma condensed balance sheet as of September 30, 2002, and the unaudited pro forma condensed statement of income for the nine months ended September 30, 2002.

         (2) Unaudited pro forma condensed statement of income for the year ended December 31, 2001.

--------------
 *Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     M & F WORLDWIDE CORP.


Dated:   March 28, 2003              By:   /s/Howard Gittis
                                           ------------------------------
                                           Howard Gittis
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Dated:   March 28, 2003              By:   /s/Todd J. Slotkin
                                           ------------------------------
                                           Todd J. Slotkin
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Dated:   March 28, 2003              By:   /s/Peter W. Grace
                                           ------------------------------
                                           Peter W. Grace
                                           Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and of the dates indicated.

         SIGNATURE                        TITLE             DATE
         ---------                        -----             ----

             Ronald O. Perelman *        Director     March 28, 2003
--------------------------------------------------
             Ronald O. Perelman


             Jaymie A. Durnan *          Director     March 28, 2003
--------------------------------------------------
             Jaymie A. Durnan


             Theo W. Folz *              Director     March 28, 2003
--------------------------------------------------
             Theo W. Folz


             Howard Gittis *             Director     March 28, 2003
--------------------------------------------------
             Howard Gittis


             J. Eric Hanson *            Director     March 28, 2003
--------------------------------------------------
             J. Eric Hanson


             Ed Gregory Hookstratten *   Director     March 28, 2003
--------------------------------------------------
             Ed Gregory Hookstratten


             Lance A. Liebman *          Director     March 27, 2003
--------------------------------------------------
             Lance A. Liebman


             Paul M. Meister *           Director     March 28, 2003
--------------------------------------------------
             Paul M. Meister


             Bruce Slovin *              Director     March 28, 2003
--------------------------------------------------
             Bruce Slovin


             Stephen G. Taub *           Director     March 28, 2003
--------------------------------------------------
             Stephen G. Taub

* The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated:   March 28, 2003                By:  /s/ Todd J. Slotkin
                                            --------------------------
                                            Todd J. Slotkin
                                            Attorney-in-Fact

                                 CERTIFICATIONS

I, Howard Gittis, certify that:

1. I have reviewed this annual report on Form 10-K of M & F Worldwide Corp. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Howard Gittis
                                        -------------------------------------
                                        Howard Gittis
                                        President and Chief Executive Officer


Date: March 31, 2003

                                 CERTIFICATIONS


I, Todd J. Slotkin, certify that:

1. I have reviewed this annual report on Form 10-K of M & F Worldwide Corp. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Todd J. Slotkin
                                        -------------------------------------
                                        Todd J. Slotkin
                                        Executive Vice President and Chief
                                        Financial Officer

Date: March 31, 2003

                     Item 8, Item 15 (a)(1) and (2) and (d)


   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2002

            The following consolidated financial statements of M & F Worldwide are included in Item 8:

            As of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000.

                                                                                                              Pages
                                                                                                              -----
Report of Independent Auditors................................................................................   F-2

Consolidated Balance Sheets...................................................................................   F-3

Consolidated Statements of Income.............................................................................   F-4

Consolidated Statements of Stockholders' Equity...............................................................   F-5

Consolidated Statements of Cash Flows.........................................................................   F-6

Notes to Consolidated Financial Statements....................................................................   F-7

            The following financial statement schedules of M & F Worldwide are included in Item 15(a);

Schedule I - Condensed Financial Information of Registrant....................................................  F-28

Schedule II - Valuation and Qualifying Accounts and Reserves..................................................  F-31

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F Worldwide Corp. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and certain other intangible assets in fiscal 2002 with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                       Ernst & Young LLP


New York, New York
February 28, 2003

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                            DECEMBER 31,
                                                                                    -------------------------
                                                                                      2002              2001
                                                                                      ----              ----
                                                ASSETS
Current assets:
  Cash and cash equivalents                                                         $ 105.7          $   3.9
  Accounts receivable (net of allowances of $0.1 and $0.3)                             13.2             11.8
  Inventories                                                                          54.7             52.2
  Prepaid expenses and other                                                            4.3              9.3
  Current assets of discontinued operations                                               -             40.1
                                                                                    -------          --------
Total current assets                                                                  177.9            117.3
Property, plant and equipment, net                                                     19.4             20.7
Goodwill, net                                                                          38.2             36.6
Other intangible assets, net                                                          109.3            109.1
Deferred tax asset                                                                      0.9             13.1
Pension asset                                                                          14.2             13.2
Other                                                                                  13.3              5.3
Long-term assets of discontinued operations                                               -            596.8
                                                                                    -------          --------
Total assets                                                                        $ 373.2          $ 912.1
                                                                                    =======          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short term borrowings                                                             $   0.7          $   1.5
  Accounts payable                                                                      6.4              5.8
  Accrued liabilities                                                                  19.3             17.0
  Current maturities of long-term debt                                                 25.1             18.0
  Current liabilities of discontinued operations                                          -             49.0
                                                                                    -------          --------
Total current liabilities                                                              51.5             91.3

Long-term debt                                                                         34.6             64.5
Deferred tax liabilities                                                                3.1              2.4
Other liabilities                                                                       9.9              4.0
Long-term liabilities of discontinued operations                                          -            454.0

Commitments and contingencies                                                             -                -

Stockholders' equity:
  Common stock, par value $.01; 250,000,000 shares authorized;
    20,663,171 shares issued at December 31, 2002 and 2001                              0.2              0.2
  Preferred stock, liquidation value $6.50;
    6,848,820 shares issued at December 31, 2001                                          -             41.7
  Additional paid-in capital                                                           29.4             27.9
  Treasury stock at cost
    2,541,900 shares at December 31, 2002; 1,041,900 shares at December 31, 2001      (14.8)            (6.7)
  Retained earnings                                                                   265.1            241.3
  Accumulated other comprehensive loss                                                 (5.8)            (8.5)
                                                                                    -------          --------
     Total stockholders' equity                                                       274.1            295.9
                                                                                    -------          --------
Total liabilities and stockholders' equity                                          $ 373.2          $ 912.1
                                                                                    =======          ========



                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                  2002         2001           2000
                                                                                 ------      --------       -------
Net revenues                                                                     $ 96.9      $   98.4       $ 93.1
Cost of revenues                                                                   47.3          51.6         49.2
                                                                                 ------      --------        ------
Gross profit                                                                       49.6          46.8         43.9
Selling, general and administrative expenses                                       14.5          15.6          8.9
Gain on pension reversion                                                             -         (11.1)           -
                                                                                 ------      --------        ------
Operating income                                                                   35.1          42.3         35.0
Interest expense, net                                                              (3.8)         (4.2)        (3.0)
Foreign exchange (loss) gain                                                       (0.4)            -          0.2
Other loss, net                                                                    (0.1)         (0.6)           -
                                                                                 ------      --------        ------
Income from continuing operations before income taxes and extraordinary loss       30.8          37.5         32.2
Provision for income taxes                                                        (12.2)        (18.9)       (13.1)
                                                                                 ------      --------        ------
Net income from continuing operations before extraordinary loss                    18.6          18.6         19.1
Discontinued operations
  Gain (loss) from operations of discontinued business, net of taxes
    (including gain on disposal of $17.6 in 2002)                                   5.5         (12.3)           -
                                                                                 ------      --------        ------
Net income before extraordinary loss                                               24.1           6.3         19.1
Extraordinary loss, net of taxes                                                   -              0.2            -
                                                                                 ------      --------        ------
Net income                                                                         24.1           6.1         19.1
Preferred stock dividends                                                          (0.3)         (0.2)           -
                                                                                 ------      --------        ------
Net income available to shareholders                                             $ 23.8      $    5.9        $19.1
                                                                                 ======      ========        ======

Basic and diluted earnings per common share:
  Undistributed earnings from continuing operations                              $ 0.71      $   0.75       $ 0.96
  Undistributed earnings (loss) from discontinued operations                       0.21         (0.50)           -
  Undistributed extraordinary loss                                                 -            (0.01)           -
                                                                                 ------      --------        ------
     Total common stock                                                          $ 0.92      $   0.24       $ 0.96
                                                                                 ======      ========        ======

Basic and diluted earnings per preferred share:
  Distributed earnings                                                           $ 0.04      $   0.05       $    -
  Undistributed earnings from continuing operations                                0.71          0.75            -
  Undistributed earnings (loss) from discontinued operations                       0.21         (0.50)           -
  Undistributed extraordinary loss                                                 -            (0.01)           -
                                                                                 ------      --------        ------
     Total preferred stock                                                       $ 0.96      $   0.29       $    -
                                                                                 ======      ========        ======


                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                                   ACCUMULATED
                                                            ADDITIONAL   TREASURY                    OTHER
                                      COMMON    PREFERRED    PAID-IN      STOCK       RETAINED    COMPREHENSIVE
                                      STOCK      STOCK       CAPITAL     AT COST      EARNINGS        LOSS             TOTAL
                                      ------    ---------    -------     -------      --------    -------------        -----
Balance, December 31, 1999            $ 0.2     $     -      $  26.8      $   -       $ 216.3        $ (6.4)         $  236.9

  Net income                                                                             19.1                           19.1
  Currency translation adjustment                                                                      (1.6)             (1.6)
  Mininum pension liability                                                                            (0.2)             (0.2)
                                                                                                                      -------
  Comprehensive income                                                                                                   17.3
                                                                                                                      -------
  Purchase of treasury common stock                                        (8.7)                                         (8.7)
  Capital contribution                                           0.2                                                      0.2
                                      ------    ---------    -------     -------      --------    -------------       -------
Balance, December 31, 2000              0.2           -         27.0       (8.7)        235.4          (8.2)            245.7
  Net income                                                                              6.1                             6.1
  Currency translation adjustment                                                                      (0.1)             (0.1)
  Mininum pension liability                                                                            (0.2)             (0.2)
                                                                                                                      -------
  Comprehensive income                                                                                                    5.8
                                                                                                                      -------
  Issuance of treasury common stock                             (0.8)       8.5                                           7.7
  Purchase of treasury common stock                                        (6.5)                                         (6.5)
  Issuance of preferred stock                      41.7                                                                  41.7
  Preferred stock dividends                                                              (0.2)                           (0.2)
  Capital contributions                                          1.7                                                      1.7
                                      ------    ---------    -------     -------      --------    -------------       -------
Balance, December 31, 2001              0.2        41.7         27.9       (6.7)        241.3          (8.5)            295.9
  Net income                                                                             24.1                            24.1
  Currency translation adjustment                                                                       3.1               3.1
  Minimum pension liability                                                                            (0.4)             (0.4)
                                                                                                                      -------
  Comprehensive income                                                                                                   26.8
                                                                                                                      -------
  Purchase of treasury common stock                                        (8.1)                                         (8.1)
  Purchase of preferred stock                     (41.7)                                                                (41.7)
  Preferred stock dividends                                                              (0.3)                           (0.3)
  Capital contribution                                           1.5                                                      1.5
                                      ------    ---------    -------     -------      --------    -------------       -------
Balance, December 31, 2002            $ 0.2     $     -       $ 29.4     $(14.8)      $ 265.1        $ (5.8)          $ 274.1
                                      ======    =========    =======     =======      ========    =============       =======



                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------
                                                                                    2002           2001          2000
                                                                                 ---------      ---------     ---------
OPERATING ACTIVITIES
Net income                                                                       $   24.1        $   6.1        $  19.1
Adjustments to derive net cash provided by operating activities:
  Gain (loss) from operations of discontinued business, net of taxes                (5.5)           12.3              -
  Depreciation and amortization                                                       3.6            7.5            7.1
  Deferred income taxes                                                               9.2           15.2           10.4
  Write-off of deferred financing fees                                                  -            0.4              -
  Cash flows from discontinued operations                                            (1.1)          (4.5)             -
  Compensation expense paid by principal stockholder                                  1.5            1.5            0.2
Changes in operating assets and liabilities, net of effects of acquisitions:
  (Increase) decrease in accounts receivable                                         (1.0)          (2.4)           0.6
  (Increase) decrease in inventories                                                 (1.1)          (4.1)           1.4
  Increase (decrease) in accounts payable and accrued expenses                        2.8            2.1           (0.9)
  Decrease (increase) in pension asset                                               (0.9)          20.7           (6.6)
  Decrease (increase) in prepaid expense and other current assets                     5.2           (6.9)             -
  Other, net                                                                          0.5            1.8           (0.7)
                                                                                 ---------      ---------     ---------
  Net cash provided by continuing operating activities                               37.3           49.7           30.6
INVESTING ACTIVITIES
Disposition (acquisition) of Panavision and EFILM                                    85.7          (86.6)             -
Sale (purchase) of Panavision subordinated notes                                      4.4           (4.4)             -
Capital expenditures                                                                 (0.8)          (1.1)          (1.1)
                                                                                 ---------      ---------     ---------
  Net cash provided by (used in) investing activities                                89.3          (92.1)          (1.1)
FINANCING ACTIVITIES
Proceeds from notes payable and credit agreements                                     1.5           96.0           10.3
Repayments of notes payable and credit agreements                                   (25.4)         (41.4)         (29.9)
Repurchase of common stock                                                              -           (6.5)          (8.7)
Debt issuance costs                                                                  (0.6)          (4.3)          (0.3)
Preferred stock dividends                                                            (0.4)          (0.1)             -
                                                                                 ---------      ---------     ---------
  Net cash (used in) provided by financing activities                               (24.9)          43.7          (28.6)
Effect of exchange rate changes on cash                                               0.1              -           (0.1)
Net increase in cash and cash equivalents                                           101.8            1.3            0.8
Cash and cash equivalents at beginning of period                                      3.9            2.6            1.8
                                                                                 ---------      ---------     ---------
Cash and cash equivalents at end of period                                       $  105.7        $   3.9        $   2.6
                                                                                 =========      =========     =========
Supplemental disclosure of cash paid for:
  Interest                                                                       $    4.9        $   4.4        $   3.4
  Taxes paid, net of refunds                                                          2.4            2.2            1.4



                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         M & F Worldwide Corp. ("M & F Worldwide" or the "Company"), was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly owned subsidiary Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide") and, from April 19, 2001 until December 3, 2002, an indirect 85.7%-owned subsidiary Panavision Inc. ("Panavision") (see Note 2). The Panavision business is accounted for as discontinued operations and therefore, the Panavision results of operations and cash flows have been removed from the Company's results from continuing operations and cash flows for all periods presented in this document. The financial results reported as discontinued operations include the operations of both Panavision and Las Palmas Productions, Inc. ("Las Palmas").

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The Company accounts for its investment in 50% or less owned affiliates on the equity method.

         Certain amounts in previously issued financial statements have been reclassified to conform to the 2002 presentation.

         The Company produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France and Xianyang Shaanxi, China. Approximately 73% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company manufactures and sells other flavor products and plant products which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health food products.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

         The Company records revenues when title passes to customers. Returns and allowances, which have not been significant, are provided for in the period of sale.

FREIGHT COSTS

          For the years ended December 31, 2002, 2001, and 2000, freight costs of the Company amounted to $1.3, $1.4, and $1.3, respectively, and are included in cost of revenues in the accompanying consolidated statements of income.

CASH EQUIVALENTS

         Cash equivalents with maturities of 90 days or less when purchased (primarily short-term money market funds) are carried at cost, which approximates market value.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



INVENTORIES

         Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized.

         Depreciation is provided on a straight-line basis over the estimated useful lives of such assets, ranging from 3 to 20 years. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Cost and accumulated depreciation applicable to assets retired or otherwise disposed of are eliminated from the accounts, and any gain or loss on such disposition is reflected in operating results.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED AND OTHER INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," as of July 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, with the exception of provisions relating to nonamortization of goodwill and intangible assets acquired after June 30, 2001, which we adopted as of July 1, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard included provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.

         Upon adoption in 2002, we discontinued amortization of goodwill resulting from business acquisitions. We also reassessed the useful life of our other intangible assets, which consist of product formulations. We determined the useful life of the product formulations to be indefinite; therefore, we discontinued amortization of the product formulations in 2002. We reevaluate the useful life of the product formulations annually to determine whether events and circumstances continue to support an indefinite useful life.

         We performed impairment tests on the goodwill and product formulations upon adoption of SFAS No. 142 as of January 1, 2002, and also performed the first required annual impairment tests on these assets as of October 1, 2002. No impairment of these assets was determined as a result of the tests. No events or circumstances were identified that required additional impairment tests. We will continue to perform the required impairment tests on goodwill and product formulations annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

         A reconciliation of reported income from continuing operations to income from continuing operations adjusted to reflect the exclusion of amortization of goodwill and product formulations, which had been included as a component of selling, general and administrative expenses for the years ended December 31, 2001 and 2000, is as follows:

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                 2001        2000
                                                               --------    ---------
Reported net income from
  continuing operations before extraordinary loss              $   18.6    $    19.1
    Add back: Goodwill amortization, net of taxes                   0.6          0.6
    Add back: Product formula amortization, net of taxes            2.8          2.8
                                                               --------    ---------

    Adjusted net income from continuing operations
      before extraordinary loss                                $   22.0    $    22.5
                                                               ========    =========

Basic and diluted earnings per share:
  Reported net income from
    continuing operations before extraordinary loss            $   0.75    $    0.96
  Goodwill amortization, net of taxes                              0.03         0.03
  Product formula amortization, net of taxes                       0.12         0.14
                                                               --------    ---------

  Adjusted basic and diluted earnings per share from
    continuing operations before extraordinary loss            $   0.90    $    1.13
                                                               ========    =========


ACCOUNTING FOR LONG-LIVED ASSETS

         The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board ("APB") Opinion No. 30. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial position, results of operations and cash flows. The discontinued Panavision operations are presented in accordance with the new SFAS No. 144 rules.

         The Company assesses on an ongoing basis the recoverability of long-lived assets other than goodwill and indefinite lived intangible assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives.

INCOME TAXES

         The Company computes income taxes under the liability method. Under the liability method, deferred income taxes are generally determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

PENSION PLANS

         The Company has defined benefit and defined contribution pension plans, which cover certain current and former employees of the Company who meet eligibility requirements. Benefits are based on years of service and, in some cases, the employee's compensation. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act. Plan assets are principally invested in common stocks, mutual funds, fixed income securities and cash equivalents. Subsidiaries of the Company outside the United States have retirement plans that provide certain payments upon retirement.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



RESEARCH AND DEVELOPMENT

         Research and development expenditures are expensed as incurred. The amounts charged against income were not significant in 2002, 2001 and 2000.

TRANSLATION OF FOREIGN CURRENCIES

         The functional currency for the Company's foreign subsidiaries is their local currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Statement of income items are translated at the average rates of exchange prevailing during the period. Translation gains and losses are recorded as a component of accumulated other comprehensive loss in the Company's statements of stockholders' equity. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

STOCK-BASED COMPENSATION

         The Company has three stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         The exercise price of the stock options granted in 2002 were equal to the market value of the Company's stock on the dates of grant and accordingly, no compensation cost has been recognized for stock options issued in 2002. No options were granted in 2001. Compensation expense of $0.1 was recognized in 2000 for the options granted under the 2000 Plan as the market price exceeded the exercise price of the underlying stock on May 18, 2000, which was the date of the approval of the 2000 Plan by the stockholders. Additional compensation expense of $0.1 was recognized in 2000 as a consequence of a modification to the terms of the Chief Executive Officer's stock option agreement.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                              YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                       2002           2001          2000
                                                                    ---------       -------       --------
Net income, as reported                                             $    24.1       $   6.1       $   19.1
Add: stock-based employee compensation expense included
  in reported net income, net of related tax effects                        -             -            0.2

Deduct: total stock-based employee compensation expense
  determined under fair value method for all awards,
  net of related tax effects                                             (0.2)         (0.6)          (3.8)
                                                                    ---------       -------       --------
Pro forma net income                                                $    23.9       $   5.5       $   15.5
                                                                    =========       =======       ========

Earnings per share:

Basic and diluted undistributed income per share - as reported      $    0.92       $   0.24      $   0.96
Basic and diluted undistributed income per share - pro forma        $    0.92       $   0.20      $   0.78

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


INVESTMENTS

         Investments of approximately $0.8 at both December 31, 2002 and 2001, are accounted for under the equity method and are included in other assets in the accompanying consolidated balance sheets. The Company's share of earnings or losses in its equity investees is included in other loss, net in the accompanying consolidated statements of income.

DERIVATIVES AND HEDGING ACTIVITIES

          The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. SFAS No. 133 requires the Company to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income
(loss) or other comprehensive income (loss), as appropriate. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

EARLY EXTINGUISHMENT OF DEBT

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required. The Company will adopt SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 will require the $0.2 of extraordinary loss, net in 2001 to be reclassified into income from continuing operations.

2.       ACQUISITIONS/DISPOSITION

PANAVISION ACQUISITION/DISPOSITION

         Pursuant to a Stock Purchase Agreement, dated as of April 19, 2001, between PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings, Inc. ("Holdings"), and the Company, the Company acquired from PX Holding 7,320,225 shares of common stock (the "Acquired Shares") of Panavision (the "Panavision Acquisition"). The aggregate consideration for the Acquired Shares was $121.0, consisting of (i) $80.0 in cash, (ii) 1,500,000 shares of M & F Worldwide common stock held in treasury and (iii) 6,182,153 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide having a liquidation preference of $6.50 per share and one vote per share (the "Series B Preferred Stock").

         In accordance with APB Opinion No. 16, the Panavision Acquisition was accounted for by the purchase method. The allocation of the purchase price to assets and liabilities was based on their respective estimated fair values at April 19, 2001 to the extent of the Company's 83.5% controlling interest. The remaining 16.5% was accounted for at Panavision's carryover basis.

         On December 21, 2001, PX Holding paid $10.0 to the Company in exchange for which the Company issued 666,667 shares of Series B Preferred Stock to PX Holding. Also on December 21, 2001, the Company purchased from PX Holding $22.0 principal amount of 9 5/8% Senior Subordinated Notes of Panavision due 2006 (the "Notes") for $8.1. Such Notes, together with $2.5 principal amount of Notes owned by the Company, were delivered to Panavision in exchange for 1,381,690 newly issued shares of Panavision's Series A Non-Cumulative Perpetual Participating Preferred Stock (the "Panavision Series A Preferred Stock").

         Certain shareholders of the Company brought suits against the Company and its directors challenging the Panavision Acquisition as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement in 2001. On July 26, 2002, the Company and the other parties to the litigation reached a Stipulation of Settlement (the "Settlement"). Under the terms of the Settlement approved by the Chancery Court, Holdings (i) acquired (a) the shares of Panavision common

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



stock that the Company purchased in April 2001, (b) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (c) $11.4 principal amount of Notes that Pneumo Abex acquired in November 2001, and (d) a note in the amount of $6.7 (the "Las Palmas Note") that Panavision issued to the Company on its acquisition of the shares of Las Palmas in July 2002, and (ii) delivered to the Company $90.1 in cash and all of the shares of M & F Worldwide Common Stock and Series B Preferred Stock that Holdings and its wholly owned subsidiaries had acquired since April 2001. In addition, all agreements to which the Company was a party that were entered into in connection with the Panavision Acquisition and the December 2001 issuance of the Panavision Series A Preferred Stock were terminated. The Settlement was consummated on December 3, 2002 and the Company has presented the operations of Panavision as discontinued.

         At December 31, 2002, Holdings' indirect beneficial ownership of M & F Worldwide represented 36.7% of the outstanding M & F Worldwide common stock.

LAS PALMAS PRODUCTIONS, INC. ACQUISITION/DISPOSITION

         In July 2001, the Company purchased all of the capital stock of Las Palmas, which operated EFILM, a provider of digital processing services to the motion picture and television industries. From that date through July 1, 2002, Panavision operated EFILM pursuant to various agreements with Las Palmas. Pursuant to those agreements, Las Palmas (i) subleased the real estate used in the business to Panavision, (ii) leased the property and equipment used in the business to Panavision on a month-to-month basis, (iii) seconded all of Las Palmas' employees to Panavision until July 2, 2008 or such later date mutually agreed upon, and (iv) granted to Panavision until July 2, 2008 a worldwide, nonexclusive license to certain technology and intellectual property to be used solely in connection with servicing customers, which automatically renewed for successive one year terms unless prior written notice was provided by a party (collectively, the "EFILM Agreements"). In addition to monthly payments, the EFILM Agreements required that Panavision pay the Company a one-time cash payment equal to the greater of (i) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (ii) $1.5, such payment to occur no earlier than 2004 and no later than 2007. On July 2, 2002, Panavision purchased the capital stock of Las Palmas from the Company in exchange for a promissory note in the principal amount of $6.7 plus interest at 10% per annum, payable on the earlier to occur of (i) September 30, 2005 or (ii) a refinancing of Panavision's bank credit facilities. The EFILM Agreements were terminated. In connection with its purchase of Las Palmas, Panavision entered into an Instrument of Assignment and Assumption with the Company, indemnifying the Company with respect to liability, including deferred purchase price, to the former shareholders of Las Palmas in connection with their sale of Las Palmas to the Company in 2001. Panavision also assumed all liabilities and obligations of the Company under the Non-competition Agreement dated July 2, 2001 by and among the Company, the former shareholders of Las Palmas and Las Palmas. In connection with the Settlement, Holdings purchased the promissory note for $6.7 on December 3, 2002.

3.       INVENTORIES

         Inventories consisted of the following:

                                                 DECEMBER 31,
                                        --------------------------
                                           2002               2001
                                        ---------           ------
                 Raw materials          $  42.0             $ 38.6
                 Work-in-progress           0.3                0.5
                 Finished goods            12.4               13.1
                                        ---------           ------
                                        $  54.7             $ 52.2
                                        =========           ======

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                      DECEMBER 31,
                                             --------------------------
                                                2002               2001
                                             ---------           ------
                 Land                        $   1.6             $  1.6
                 Buildings                      10.5                9.9
                 Machinery and equipment        22.3               21.4
                                             ---------           ------
                                                34.4               32.9
                 Accumulated depreciation      (15.0)             (12.2)
                                             ---------           -------
                                             $  19.4             $ 20.7
                                             =========           ======


         Depreciation expense was $2.6, $2.6 and $2.7 in 2002, 2001 and 2000, respectively.

5.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                             DECEMBER 31,
                                                      ---------------------
                                                         2002          2001
                                                      ---------      ------
              Interest payable                        $   0.1        $  1.0
              Professional fees                           0.4           0.4
              Taxes other than income taxes               0.2           0.6
              Payroll and related costs                   3.8           3.4
              Payable to indemnitor (see Note 12)         3.3             -
              Income taxes payable                        8.0           8.0
              Accrued other                               3.5           3.6
                                                      ---------      ------
                                                      $  19.3        $ 17.0
                                                      =========      ======


6.       INCOME TAXES

         For the period from April 19, 2001 through December 3, 2002, Panavision, for federal income tax purposes, was included in the affiliated group of which the Company is the common parent (the "M & F Worldwide Group"), and Panavision's federal taxable income was included in such group's consolidated tax return filed by the Company. Panavision was also included in certain state and local tax returns of the Company or its subsidiaries for that period. As of April 19, 2001, Panavision and certain of its subsidiaries and the Company entered into a tax sharing agreement (the "Panavision/Company Tax Sharing Agreement"), pursuant to which the Company agreed to indemnify Panavision against federal, state or local income tax liabilities of the M & F Worldwide Group for taxable periods beginning on or after April 19, 2001 during which Panavision or a subsidiary of Panavision was a member of such group. Pursuant to the Panavision/Company Tax Sharing Agreement, for all taxable periods beginning on or after April 19, 2001 and ending December 3, 2002, Panavision was obligated to pay to the Company amounts equal to the taxes that Panavision would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Panavision), except that Panavision was not entitled to carryback any losses to taxable periods ending prior to April 19, 2001. No payments were required under the Panavision/Company Tax Sharing Agreement as Panavision had sufficient net operating loss carryforwards to offset its taxable income. The Panavision/Company Tax Sharing Agreement will continue in effect after December 3, 2002 only as to matters such as audit adjustments and indemnities.

         The gain on disposal of discontinued business reflects the impact of the loss of approximately $19 of federal net operating loss carryforwards of Pneumo Abex, which are no longer available to the Company as a result of the deconsolidation of Panavision. In addition, for tax purposes the Company generated a capital loss of approximately

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



$16.5 in connection with the deconsolidation of Panavision for which a valuation allowance has been recorded as the Company is not assured that such benefit will be realized in the future.

         Information pertaining to the Company's income from continuing operations before income taxes and extraordinary loss and the applicable provision (benefit) for income taxes is as follows:



                                                                            Year ended December 31,
                                                                 ----------------------------------------------
                                                                    2002              2001              2000
                                                                 ----------       -----------        ----------
Income from continuing operations before income taxes
  and extraordinary loss:
    Domestic                                                       $  28.7         $  35.0            $  29.8
    Foreign                                                            2.1             2.5                2.4
                                                                   -------         -------            -------
    Total income from continuing operations before taxes           $  30.8         $  37.5            $  32.2
                                                                   =======         =======            =======

Provision (benefit) for income taxes:
  Current:
    Federal                                                        $     -         $   0.8            $  0.6
    State and local                                                    2.3             1.9               1.3
    Foreign                                                            0.7             1.0               0.8
                                                                   -------         -------            -------
                                                                       3.0             3.7               2.7

Deferred:
    Federal                                                            9.2            15.2              10.7
    State and local                                                      -               -                 -
    Foreign                                                              -               -              (0.3)
                                                                   -------         -------            -------
Total provision for income taxes                                   $  12.2      $     18.9            $ 13.1
                                                                   =======      ==========            ======



         The Company recorded a tax provision of $12.2 (an effective tax rate of 39.6%) and $18.9 (an effective tax rate of 50.4%) for the years ended December 31, 2002 and 2001, respectively. The effective rate in 2001 reflects the effect of non-deductible items, primarily excise tax paid on the pension reversion. The 2000 provision of $13.1 (an effective rate of 40.7%), reflects a foreign benefit relating to a decrease in the foreign tax rate.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                             DECEMBER 31,
                                                                     ------------------------
                                                                       2002             2001
                                                                     -------          -------
Deferred tax assets:
  Current:
    Inventory                                                       $ 0.8            $  0.8
    Accrued expenses and other liabilities                            0.2               0.8
  Long-term
    Other liabilities                                                 2.1               2.0
    Property, plant and equipment                                     1.6               1.3
    Net operating loss carryforwards                                 11.9              17.5
    Net capital loss carryforwards                                    5.8                 -
    Tax credit carrryforwards (primarily alternative
     minimum tax)                                                     2.0               2.9
                                                                    -------          -------
     Total deferred tax asset                                        24.4              25.3
  Valuation allowance                                                (5.8)                -
                                                                    -------          -------
     Total deferred tax asset net of valuation allowance             18.6              25.3

Deferred tax liabilities:
  Long-term:
    Property, plant and equipment                                     0.7               0.6
    Pension asset                                                     4.5               4.6
    Intangibles                                                      12.0               6.9
    Other                                                             1.6               0.3
                                                                    -------          -------
     Total deferred tax liability                                    18.8              12.4
                                                                    -------          -------
Net deferred tax (liabilities) assets                              $ (0.2)           $ 12.9
                                                                    =======          =======


         The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

                                                                     2002               2001                2000
                                                                 -----------         -----------         -------
         Statutory rate                                              35.0%              35.0%               35.0%
         State and local taxes                                        5.0                5.1                 4.0
         Non-deductible excise tax                                    -                  7.9                 -
         Foreign tax rates lower than U.S. tax rates                  -                  -                  (0.9)
         Other                                                       (0.4)               2.4                 2.6
                                                                 -----------         -----------         -------
                                                                     39.6%              50.4%               40.7%
                                                                 ===========         ===========         ========

         At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $34.0, which expire in the years 2004 to 2010.

         In March 2002 new tax legislation was enacted which allowed for the utilization of alternative minimum tax net operating losses to fully offset alternative minimum taxable income for 2001 and 2002. The effect of this new legislation was recorded in the first quarter of 2002 and primarily resulted in accelerating utilization of alternative minimum tax net operating losses.

         In order to protect the availability of the Company's net operating loss carryforwards, the M & F Worldwide charter prohibits, subject to certain exceptions, transfers of M & F Worldwide common stock until such dates as fixed by the Board of Directors of M & F Worldwide to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding M & F Worldwide common stock. The Company has been

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



advised by counsel that the transfer restriction in the M & F Worldwide charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

         In connection with the merger (the "Abex Merger") of Abex Inc. ("Abex") and Mafco Consolidated Group Inc. ("MCG"), a wholly owned subsidiary of Holdings, and the related transfer (the "Transfer") to a subsidiary of MCG of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to the Aerospace division.

         See Note 12 regarding certain tax matters pertaining to the Company's wholly-owned French subsidiary.

7.       AUTHORIZED CAPITAL STOCK

         M & F Worldwide's authorized capital stock consists of 250,000,000 shares of common stock, par value $0.01 per share, and 250,020,000 shares of preferred stock, par value $0.01 per share. The preferred stock is issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, are set forth in the Company's Certificate of Incorporation or any amendment thereto, or in the resolution providing for the issuance of such stock adopted by the Company's Board of Directors, which is expressly authorized to set such terms for any such issue.

         There were 20,663,171 shares of common stock outstanding at December 31, 2002 of which 2,541,900 shares were held in treasury and there were 20,663,171 shares of common stock outstanding at December 31, 2001 of which 1,041,900 shares were in treasury. There were 20,000 shares of Series A Preferred Stock outstanding at December 31, 2002 and 2001, all of which were held in treasury. At December 31, 2001, 6,848,820 shares of Series B Preferred Stock were issued and outstanding. The Company issued 6,182,153 shares of Series B Preferred Stock in connection with the Panavision Acquisition and issued 666,667 shares of Series B Preferred Stock for $10.0 in December 2001. These shares were returned to the Company as a result of the Settlement and were returned to the status of "blank check" preferred so that they are no longer outstanding. The Series B Preferred Stock had one vote per share and a liquidation value of $6.50 per share, plus declared and unpaid dividends. Dividends on the Series B Preferred Stock were non-cumulative at a rate of $.05 per share per annum payable, if declared, quarterly in arrears. In addition to the stated dividend, the Series B Preferred Stock participated pro rata on a share-for-share basis with the common stock with respect to any dividends declared or paid on the common stock.

8.       STOCK OPTION PLANS

         The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options.

         The Company established three stock plans, one in 1995, one in 1997, and one in 2000 (the "Stock Plans") which provide for the grant of awards covering up to 3.5 million shares of M & F Worldwide common stock.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



         A summary of the Company's stock option activity for the Stock Plans and related information for the years ended December 31 follows:

                                                                 EXERCISE PRICE

                                                            SHARES                                     WEIGHTED
                                                             (000)                 RANGE              AVG. PRICE
                                                             -----                 -----              ----------
         Options outstanding at December 31, 2000            2,808            $ 5.50-7.625               $6.62
              Options expired                                 (260)             5.50-7.375                5.57
                                                          -----------
         Options outstanding at December 31, 2001            2,548              5.50-7.625                6.72
              Options granted                                  465                 2.85                   2.85
                                                          -----------
         Options outstanding at December 31, 2002            3,013              2.85-7.625                6.13
                                                          ===========


         The weighted-average remaining contractual life of options outstanding under the Stock Plans at December 31, 2002 is 5.9 years.

         Information regarding stock options exercisable under the Stock Plans is as follows:

                                                                       DECEMBER 31,
                                                      -----------------------------------------------
                                                          2002               2001                2000
                                                      -----------         -----------         -------
         Options Exercisable:
              Number of shares (000)                      2,703              2,048               2,170
              Weighted average exercise price           $  6.50             $ 6.54              $ 6.49


         The weighted average fair value of options granted in 2002 and 2000 was $1.89 and $3.04, respectively. In 1997, 1.6 million non-qualified options were granted which included 0.5 million options to the Chairman of the Executive Committee of the Board of Directors and 1.1 million options to employees. These options have a 10 year term and are fully vested at December 31, 2002. The options granted in 2000 have a 10-year term and were generally fully vested at December 31, 2001. The options granted in 2002 have a 10-year term and vest over a three-year period.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the Stock Plans in 2002 and 2000, respectively: dividend yield of 0.0% and 0.0%; expected stock price volatility of 0.48 and 0.29; risk-free interest rate of 5.28% and 6.20%; and expected life of 10 years and 10 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. M & F Worldwide's stock options have characteristics significantly different from those of traded options such as vesting restrictions and non-transferability of options. In addition, the assumptions used in option valuation models are subjective, particularly the expected stock price volatility for the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not provide a reliable single measure of the fair value of its employee stock options.

9.       PENSION PLANS

         Certain current and former employees of the Company are covered under various defined benefit retirement plans. Plans covering salaried employees generally provide pension benefits based on years of service and compensation. Plans covering hourly employees and union members generally provide stated benefits for each year of credited service. Plan assets are invested primarily in common stocks, mutual funds, fixed income securities and cash equivalents. The Company's funding policy is to contribute annually the statutory required minimum amount as actuarially determined.

         On February 15, 2001, the Mafco Worldwide Corporation Defined Benefit Pension Plan was terminated. The amount of cash retained by the Company in connection with the termination was $33.8 after settlement of benefit obligations, the payment of a federal excise tax and the transfer of approximately $14.1 of residual assets to a

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


new pension plan for current salaried employees similar in terms to the terminated plan. As a result of the termination, the Company recorded a net gain in 2001 of $11.1 after federal excise taxes of $8.5.

         The following table reconciles the funded status of the Company's pension plans:



                                                                           DECEMBER 31,
                                                                   --------------------------
                                                                     2002             2001
                                                                   --------         --------
Accumulated Benefit Obligation                                     $  4.2            $   3.5
                                                                   ========         ========
Change in Projected Benefit Obligation
  Projected benefit obligation at beginning of year                $  5.4            $ 129.9
  Service cost                                                        0.3                0.3
  Interest cost                                                       0.4                1.5
  Plan amendments                                                     0.2                0.4
  Assumption changes                                                  0.3                0.2
  Actuarial (gain) loss                                              (0.3)              20.0
  Benefits paid                                                      (0.3)              (1.7)
  Settlements                                                           -             (145.2)
                                                                   --------         --------
  Projected benefit obligation at end of year                         6.0                5.4
                                                                   --------         --------

Change in Plan Assets
  Fair value of assets at beginning of year                          17.2              198.2
  Actual returns on plan assets                                      (2.7)               8.2
  Benefits paid                                                      (0.3)              (1.7)
  Settlements                                                           -             (145.2)
  Asset reversion                                                       -              (42.3)
                                                                   --------         --------
  Fair value of assets at end of year                                14.2               17.2
                                                                   --------         --------

Plan assets in excess of projected benefit obligations                8.2               11.8
  Unrecognized prior service cost                                     0.7                0.5
  Unrecognized net loss                                               5.3                1.1
                                                                   --------         --------
Net pension asset                                                 $  14.2             $ 13.4
                                                                   ========         ========


         The Company has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by U.S. income tax regulation. In addition, the Company has an unfunded benefit plan, which provides benefits to certain former employees of Pnuemo Abex. The projected benefit obligations, after adjusting for prior service costs, minimum pension liabilities, and unrecognized actuarial gains and losses for the plans, were $3.0 and $2.4 at December 31, 2002 and 2001, respectively, and are included in other liabilities.

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 6.75% and 7.25% as of December 31, 2002 and 2001, respectively. The rate of increase in future compensation levels reflected in the determination of the Company's salaried plans and the supplemental benefit plan was 4.25% and 5.0% for 2002 and 2001, respectively. Certain employees of the Company are covered under a union pension plan, which provides for a benefit accrual based upon a flat dollar amount for each year of credited service. The expected long-term rate of return on assets for both the non-union and union plans was 9.0% in 2002 and 9.5% in 2001 and 2000.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Net periodic pension income for the Company's funded plans, which is included in selling, general and administrative expenses, is due to the overfunded status of the plans and consisted of the following components:


                                                                          YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                 2002                2001                2000
                                                               ----------          ---------           ---------
Service cost - benefits earned during the period                   $ 0.3              $ 0.3               $ 0.3
Interest cost on projected benefit obligations                       0.4                1.5                 9.2
Expected return on plan assets                                      (1.5)              (3.9)              (16.1)
                                                               ----------          ---------           ---------
Net pension income                                                $ (0.8)            $ (2.1)             $ (6.6)
                                                               ==========          =========           =========


         In addition, the Company has a defined contribution 401(k) plan covering domestic salaried employees. The Company contributes up to 2% of an employees' salary to this plan.

10.      SHORT-TERM BORROWINGS AND DEBT


                                                                                       DECEMBER 31,
                                                                           -----------------------------------
                                                                              2002                   2001
                                                                           ------------           ------------
Amended Credit Agreement - Term Loan                                            $ 59.7                 $ 82.5
Other                                                                              0.7                    1.5
Less short-term borrowings and current maturities                                (25.8)                 (19.5)
                                                                           ------------           ------------
Long-term debt                                                                  $ 34.6                 $ 64.5
                                                                           ============           ============


         On April 19, 2001 (the "Closing Date"), the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with a group of banks pursuant to which the Company could borrow up to $105.0. The Amended Credit Agreement included a $90.0 five-year term loan facility which was fully drawn on the Closing Date and a $15.0 five-year revolving loan facility, $5.0 of which was drawn on the Closing Date and $4.6 was reserved to support lender guarantees for outstanding letters of credit. The five-year $90.0 term loan is repayable in quarterly installments, which commenced on June 30, 2001. A mandatory repayment is required in April of each year based upon prior year excess cash flow (as the defined in the Amended Credit Agreement). This amount was $8.7 and $4.3 at December 31, 2002 and 2001, respectively. The $15.0 revolving loan is for five years and may also be used to support lender guarantees for outstanding letters of credit. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii) Eurodollar Loans, plus a borrowing margin.

         In connection with the Settlement, Pneumo Abex amended the Amended Credit Agreement effective December 3, 2002, so that the lenders would: (a) release all liens in their favor on the Panavision shares held by the Company and the Notes held by Pneumo Abex and (b) release PVI Acquisition Corporation, a wholly owned subsidiary of the Company, from all of its obligations and liabilities under a guarantee and collateral agreement to the Amended Credit Agreement. In exchange, the parties agreed to: (a) an increase in the borrowing margin on ABR Loans and Eurodollar Loans of 0.5% (3.0% on ABR Loans and 4.0% on Eurodollar Loans at December 31, 2002), (b) a mandatory prepayment of $4.4, (c) a reduction in the revolving commitments by $5.0 and (d) an amendment fee of approximately $0.2. At both December 31, 2002 and 2001, $4.6 of the revolving loan facility was reserved for lender guarantees on outstanding letters of credit. The average interest rate was 5.41% and 5.89% at December 31, 2002 and 2001, respectively. Substantially all the domestic assets of Pneumo Abex are pledged to secure the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants, which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets. The Company had $5.4 of available borrowings under the revolving loan facility at December 31, 2002.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Aggregate principal maturities due under the Amended Credit Agreement, including the excess cash flow payment of $8.7 in April 2003, are as follows:

             2003                  $25.1
             2004                   16.9
             2005                   17.7
                                   -----
                                   $59.7
                                   =====

         The Company's French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2,897,000 Euros (approximately $3.0 at December 31, 2002) for working capital purposes. The amounts borrowed, which are included in short-term borrowings, were $0.7 and $1.5 at December 31, 2002 and 2001, respectively.

11.      FINANCIAL INSTRUMENTS

         Most of the Company's customers are in the worldwide tobacco industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.

         The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and debt approximate fair value.

12.      COMMITMENTS AND CONTINGENCIES

LEASE AND PURCHASE COMMITMENTS

         Rental expense, which includes rent for facilities, equipment and vehicles, under operating leases amounted to $0.3 for each of the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum rental commitments for operating leases with noncancelable terms in excess of one year from December 31, 2002 are as follows:

             2003                  $ 0.3
             2004                    0.2
             2005                    0.1
                                   -----
                                   $ 0.6
                                   =====

         The Company had outstanding letters of credit totaling $4.6 at both December 31, 2002 and 2001.

         At December 31, 2002, the Company had obligations to purchase approximately $6.3 of raw materials.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 of letters of credit outstanding at both December 31, 2002 and 2001, respectively, in connection with the Reimbursement Agreement.

         The Company has not recognized a liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote.

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

FEDERAL-MOGUL BANKRUPTCY

         As noted above in "--Corporate Indemnification Matters," the Second Indemnitor ceased performing, upon filing its Chapter 11 petition, the indemnity and other obligations that it owed to Pneumo Abex under the 1994 agreements entered into in connection with the sale of Pneumo Abex's Friction Products Division (the "1994 Sale Agreements"). As a result, Pneumo Abex has asserted claims for breach of such indemnity and other obligations, and, in connection with such breaches, Pneumo Abex has certain rights of recoupment and setoff (the "Recoupment/Setoff Claim"), recognized under bankruptcy law, against insurance reimbursements that came into Pneumo Abex's possession but that Pneumo Abex would otherwise have been obliged to turn over to the Second Indemnitor under the 1994 Sale Agreements had the Second Indemnitor continued to perform.

         As of December 31, 2002, Pneumo Abex retained $3.3 of insurance reimbursement in respect of the Recoupment/Setoff Claim. Of the total Recoupment/Setoff Claim, Pneumo Abex has alleged that at least $0.8 relates to expenses incurred on its behalf by a subsidiary of MCG in procuring insurance reimbursements for amounts that the Second Indemnitor paid pursuant to its indemnity obligations to Pneumo Abex.

         Pneumo Abex has filed a proof of claim in the Second Indemnitor's Chapter 11 case in respect of the Recoupment/Setoff Claim, but neither the bankruptcy court nor the debtor has acted upon it yet. Pneumo Abex has therefore recorded in accounts payable an amount equal to the full value of this claim. If Pneumo Abex prevails in its Recoupment/Setoff Claim, Pneumo Abex will owe to such subsidiary of MCG pursuant to the Transfer

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Agreement the entire amount that such subsidiary advanced on Pneumo Abex's behalf, as reflected in the Recoupment/Setoff Claim.

OTHER LITIGATION MATTERS

         In November 2000, five purported derivative and/or class actions were filed in New Castle County, Delaware Chancery Court against the Company, its board of directors and, in one case, Holdings and MCG. These actions, as well as a similar action filed in New York County, New York Supreme Court, challenged as unfair to the Company's public shareholders the original proposal to sell to the Company the stake in Panavision then indirectly owned by Holdings. Following consummation of the Panavision transaction in April 2001, the five Delaware actions were consolidated under the caption In re M & F Worldwide Corp. Shareholders Litigation, C.A. No. 18502-NC (the "Consolidated Action"), the operative complaint in the Consolidated Action was amended to challenge the transaction as consummated, and another shareholder filed a related action in the Delaware Chancery Court, captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The operative complaints sought, among other things, rescission of the transaction, damages, a declaratory judgment that the transaction was unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Company and the parties to the Vannini action settled that litigation, pursuant to which, among other things, the Company acquired one million shares of Company common stock held by the plaintiff, the plaintiff dismissed his claim with prejudice, and the Company agreed to pay to plaintiff $10.0 plus up to $1.0 for reimbursement of his legal costs. The Company recorded treasury stock of $6.5 and shareholder litigation settlement expense of $4.5 in 2001 in connection with the Vannini settlement. The settlement expense is included in loss from operations of discontinued business in the accompanying consolidated statements of income. After the Vannini settlement, plaintiffs in the Consolidated Action commenced a separate derivative action in the Delaware Chancery Court against the Company's directors and Holdings challenging the settlement as a breach of fiduciary duty.

         In January 2002, during the trial of the Consolidated Action, the defendants and certain of the plaintiffs reached an agreement in principle, later reduced to a definitive written agreement, concerning the settlement and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. At a hearing before the Chancery Court on May 13, 2002, the Court declined to approve the settlement, but indicated a willingness to consider any revised proposal. After the trial resumed in July 2002, the parties reached a second settlement (the "Settlement"). Under the terms of the Settlement, approved by the Chancery Court, Holdings (i) acquired (a) the shares of Panavision common stock that the Company purchased in April 2001, (b) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (c) the Notes that Pneumo Abex acquired in November 2001, and (d) the Las Palmas Note, and (ii) delivered to the Company $90.1 in cash and all of the shares of Company's common stock and Series B Preferred Stock that Holdings had acquired since April 2001. In addition, all agreements entered into in connection with the Panavision Acquisition and the December 2001 issuance of Series B Preferred Stock were terminated.

         In a separate agreement contemporaneous with the Settlement, the Company's insurance carrier agreed to reimburse $2.0 of the amount that the Company paid in connection with the Vannini settlement, and certain attorneys' fees and expenses awarded by the court in connection with the Settlement.

         The Company has incurred various legal and related costs in connection with the defense of the shareholder lawsuits that were reimbursed by insurance. The Company had unreimbursed legal and related expenses of $3.6 which are included in discontinued operations for 2002 and 2001, net in the accompanying consolidated statements of income.

         During the third quarter of 2002, the Company's indirect wholly owned French subsidiary (the "Indirect Subsidiary") received official notice from the French tax administration that certain interest payments made on a note payable to the Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately $1.8 for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities' position and is in the process of appealing the assessment. As part of their appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of $1.4. The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


litigation. In addition, the Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998.

13.      RELATED PARTY TRANSACTIONS

         During fiscal 2002 and 2001, the three executive officers of the Company were executives of Holdings. Such executive officers were not compensated by the Company. In accordance with Securities and Exchange Commission Staff Accounting Bulletin 79, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)," the value of the services provided by such officers to the Company in the amount of $1.5 per year is reflected in the accompanying consolidated financial statements as compensation expense and a corresponding increase to additional paid-in-capital in each year. Neither Holdings nor any such executive officers received any payment from the Company in connection with its recognition for accounting purposes of such $1.5 of annual compensation expense.

         Included in accounts receivable, net in the consolidated balance sheet at December 31, 2002 is $3.3 due from Holdings, which was repaid in January 2003. Included in accounts payable in the consolidated balance sheet at December 31, 2001 is $1.2 due to Holdings.

         The Company paid a subsidiary of Holdings $0.8 to reimburse to it a portion of the Chief Executive Officer's compensation expense in 2000, representing time devoted by him to the affairs of the Company. The Company received from a subsidiary of Holdings $0.1 to reimburse to it a portion of another executive of the Company's salary expense in 2000, representing time devoted by him to the affairs of such subsidiary of Holdings.

         The Company participates in Holdings' directors and officers insurance program, which covers the Company as well as Holdings and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure stand alone coverage. At December 31, 2002, the Company has recorded prepaid expenses, other assets, accrued liabilities and other liabilities of $1.7, $6.7, $3.0 and $5.5 relating to the financing of the directors and officers insurance program.

         See also Note 2, Acquisitions/Dispositions, and Note 12, Commitments and Contingencies.

14.      SIGNIFICANT CUSTOMER

         The Company has a significant customer in the tobacco industry, Altria Group Inc., which accounted for approximately 33% of the Company's net revenues in 2002, 31% of net revenues in 2001 and 30% of net revenues in 2000.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



15.      GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

         Since the Settlement, the Company has one business segment, which is the production of licorice flavors used primarily by the tobacco and food industries. The following table presents geographic information based upon revenues of the Company's major geographic markets:


                                                 YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                           2002           2001         2000
                                         ----------     ---------    ---------

Net sales to external customers (a)
       North America (b)                    $ 83.8        $ 84.7       $ 79.8
       France                                 13.1          13.7         13.3
                                         ----------     ---------    ---------
       Total                                $ 96.9        $ 98.4       $ 93.1
                                         ==========     =========    =========

Operating income (loss)
       North America (b)                    $ 38.8        $ 33.3       $ 31.1
       France                                  3.8           4.4          3.9
       Pension reversion gain                    -          11.1            -
       Corporate                              (2.3)         (3.7)         0.4
                                         ----------     ---------    ---------
         Subtotal                             40.3          45.1         35.4

     Corporate expenses                       (5.2)         (2.8)        (0.4)
                                         ----------     ---------    ---------

     Operating income                       $ 35.1        $ 42.3       $ 35.0
                                         ==========     =========    =========


(a)   Revenues reported by country of domicile.
(b) Includes export sales of $28.7, $30.7, and $28.2 in 2002, 2001, and 2000, respectively.


                                         DECEMBER 31,
                                 -----------------------------
                                   2002                2001
                                 ----------          ---------
Long lived assets
       North America               $151.1               154.0
       France                        30.1                25.5
       Other, foreign                 1.0                 1.7
       Corporate                     12.2                 3.7
                                 ----------          ---------
         Total                     $194.4             $ 184.9
                                 ==========          =========

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


16.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of unaudited quarterly financial information for 2002 and 2001:

                                                                                  2002
                                                       ---------------------------------------------------------
                                                       FIRST          SECOND             THIRD            FOURTH
                                                       -----          ------             -----            ------
         Net revenues                                  $25.6            $26.0              $22.1           $23.2
         Gross profit                                   12.6             13.8               10.8            12.4
         Income from continuing operations               4.9              4.6                4.5             4.6
         (Loss) gain from discontinued operations,
            net of taxes (a)                            (3.0)            (4.9)              (2.5)           15.9
         Net income (loss)                               1.9             (0.3)               2.0            20.5

         Income (loss) per common share:
              Basic and diluted:
                  Continuing operations                $0.19            $0.17              $0.16           $0.19
                  Discontinued operations              (0.11)           (0.18)             (0.09)           0.66
                                                      -------         --------            -------         ------
                  Total                                $0.08           $(0.01)             $0.07           $0.85
                                                      =======         ========            =======         ======



                                                                                  2001
                                                       ---------------------------------------------------------
                                                       FIRST          SECOND             THIRD            FOURTH
                                                       -----          ------             -----            ------
         Net revenues                                  $25.4            $25.9              $23.5           $23.6
         Gross profit                                   12.0             12.1               11.3            11.4
         Income from continuing operations
            before extraordinary loss                    9.0              3.8                3.2             2.6
         Income (loss) from discontinued operations        -              0.2              (11.4)           (1.1)
         Net income (loss)                               9.0              3.8               (8.2)            1.5

         Income (loss) per common share:
              Basic and diluted:
                  Continuing operations                $0.47            $0.15              $0.11           $0.10
                  Discontinued operations                  -                -              (0.42)          (0.04)
                                                      ------          -------             ------           -----
                  Total                                $0.47            $0.15             ($0.31)          $0.06
                                                      ======          =======             ======           =====


         Certain amounts previously reported have been reclassified to conform to the December 31, 2002 presentation.

(a) Includes gain on disposal of discontinued business of $17.6 in the fourth quarter of 2002.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


17.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                         2002               2001                2000
                                                                       ---------          ----------          ---------
Numerator:
     Income from continuing operations before extraordinary loss         $ 18.6            $   18.6             $ 19.1
     Gain (loss) from discontinued operations, net of taxes (a)             5.5               (12.3)                 -
     Extraordinary loss, net of taxes                                         -                (0.2)                 -
                                                                       ---------          ----------          ---------
     Net income                                                            24.1                 6.1               19.1
     Preferred stock dividends                                             (0.3)               (0.2)                 -
                                                                       ---------          ----------          ---------
Numerator for basic earning per share:
     Income available to common stockholders                             $ 23.8            $    5.9             $ 19.1
                                                                       =========          ==========          =========
Numerator for diluted earning per share:
     Net income                                                          $ 24.1            $    6.1             $ 19.1
                                                                       =========          ==========          =========

Denominator:
     Basic earnings per share-weighted average shares
       Common                                                              19.5                20.0               20.0
       Preferred - participating                                            6.3                 4.3                  -
                                                                       ---------          ----------          ---------
     Denominator for basic earnings per share                              25.8                24.3               20.0
     Effect of dilutive securities:
       Employee stock options                                               0.2                   -                  -
                                                                       ---------          ----------          ---------
     Denominator for diluted earnings per share                            26.0                24.3               20.0
                                                                       =========          ==========          =========

Basic and diluted earnings per common share:
     Undistributed earnings from continuing operations                   $ 0.71            $   0.75             $ 0.96
     Undistributed earnings (loss) from discontinued operations            0.21               (0.50)                 -
     Undistributed extraordinary loss                                         -               (0.01)                 -
                                                                       ---------          ----------          ---------
                Total common stock                                       $ 0.92            $   0.24             $ 0.96
                                                                       =========          ==========          =========


Basic and diluted earnings per preferred share:
     Distributed earnings                                                $ 0.04            $   0.05             $    -
     Undistributed earnings from continuing operations                     0.71                0.75                  -
     Undistributed earnings (loss) from discontinued operations            0.21               (0.50)                 -
     Undistributed extraordinary loss                                         -               (0.01)                 -
                                                                       ---------          ----------          ---------
                Total preferred stock                                    $ 0.96            $   0.29             $    -
                                                                       =========          ==========          =========

(a) Includes gain on sale of discontinued business of $17.6.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          BALANCE SHEETS (PARENT ONLY)
                      (in millions, except per share data)


                                                                                                     DECEMBER 31,
                                                                                             ----------------------------
                                                                                                2002            2001
                                                                                             ------------    ------------
                                                         ASSETS
Current assets:
     Cash and cash equivalents                                                                    $ 88.9           $ 2.8
     Accounts receivable                                                                             0.2               -
     Prepaid expenses and other                                                                      1.6             3.8
                                                                                             ------------    ------------
          Total current assets                                                                      90.7             6.6

Investment in subsidiaries                                                                         185.9           291.6
Other assets                                                                                         5.2             1.7
                                                                                             ------------    ------------
                                                                                                 $ 281.8         $ 299.9
                                                                                             ============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                              $ 1.8           $ 1.6
     Accrued expenses                                                                                0.3             0.2
     Payable to subsidiaries                                                                         2.4             1.1
                                                                                             ------------    ------------
          Total current liabilities                                                                  4.5             2.9

Other liabilities                                                                                    3.2             1.1
Stockholders' equity:
     Common stock, par value $.01;  250,000,000 shares authorized;
          20,663,171 shares issued at December 31, 2002 and 2001                                     0.2             0.2
     Preferred stock, liquidation value $6.50
          6,848,820 shares issued at December 31, 2001                                                 -            41.7
     Additional paid-in capital                                                                     29.4            27.9
     Treasury stock at cost
          2,541,900 shares at December 31, 2002; 1,041,900 shares at December 31, 2001             (14.8)           (6.7)
     Retained earnings                                                                             265.1           241.3
     Accumulated other comprehensive loss                                                           (5.8)           (8.5)
                                                                                             ------------    ------------
               Total stockholders' equity                                                          274.1           295.9
                                                                                             ------------    ------------
                                                                                                 $ 281.8         $ 299.9
                                                                                             ============    ============

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 Consolidated Statements of Income (Parent Only)
                      (in millions, except per share data)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    2002             2001             2000
                                                                 ------------     ------------     ------------
General and administrative expenses                                    $ 3.6            $ 2.8            $ 0.4
                                                                 ------------     ------------     ------------
          Operating loss                                                 3.6              2.8              0.4
Interest, investment and other income, net                              (0.1)            (0.3)               -
                                                                 ------------     ------------     ------------
          Loss from continuing operations before taxes                   3.5              2.5              0.4
Benefit from income taxes                                               (1.2)            (0.9)            (0.1)
                                                                 ------------     ------------     ------------
          Loss from continuing operations                                2.3              1.6              0.3
(Gain) loss from discontinued business, net of taxes                                                         -
  (including gain on disposal of $17.6 in 2002)                         (5.5)            12.3                -
Equity in income of subsidiaries                                       (20.9)           (20.0)           (19.4)
                                                                 ------------     ------------     ------------
          Net income                                                    24.1              6.1             19.1
                                                                 ------------     ------------     ------------
Preferred stock dividends                                               (0.3)            (0.2)               -
                                                                 ------------     ------------     ------------
          Net income available to common stockholders                 $ 23.8            $ 5.9           $ 19.1
                                                                 ============     ============     ============

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (PARENT ONLY)
                                       (in millions)

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                          ---------------------------------------
                                                                                             2002         2001          2000
                                                                                          ------------    ---------    ----------
Operating activities
Net income                                                                                     $ 24.1        $ 6.1        $ 19.1
Adjustments to reconcile net income to total cash provided by operating activities:
         Equity in income of subsidiaries (in excess of) / less than cash distributions         (26.8)        90.8         (10.7)
         Compensation expense paid by principal stockholder                                       1.5          1.5             -
Changes in assets and liabilities:
         Receivable from/payables to subsidaries                                                  1.3          2.1           0.8
         Other, net                                                                               0.7         (4.5)         (0.5)
                                                                                          ------------    ---------    ----------
         Cash provided by operating activities                                                    0.8         96.0           8.7
                                                                                          ------------    ---------    ----------

INVESTING ACTIVITIES
Disposition (acquisition) of Panavision and EFILM                                                85.7        (86.6)            -
                                                                                          ------------    ---------    ----------
         Cash provided by (used in) financing activities                                         85.7        (86.6)            -
                                                                                          ------------    ---------    ----------

FINANCING ACTIVITIES
Repurchase of common stock                                                                          -         (6.5)         (8.7)
Preferred stock dividends paid                                                                   (0.4)        (0.1)            -
                                                                                          ------------    ---------    ----------
          Cash used in financing activities                                                      (0.4)        (6.6)         (8.7)
                                                                                          ------------    ---------    ----------

Net increase in cash and cash equivalents                                                        86.1          2.8             -
Cash and cash equivalents at beginning of period                                                  2.8            -             -
                                                                                           ------------   ----------   -----------
Cash and cash equivalents at end of period                                                     $ 88.9        $ 2.8           $ -
                                                                                          ============    =========    ==========

         SCHEDULE II - VALUATION AND QUANTIFYING ACCOUNTS AND RESERVES
                                   (IN MILLIONS)

         The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2002, 2001 and 2000.


                                      BEGNNING        AMOUNTS         BALANCE          ENDING
                                      BALANCE         RESERVED        WRITTEN OFF     BALANCE
                                      -------------------------------------------------------
Allowance for Doubtful Accounts
December 31, 2002                     $ 0.3             $ -           $ 0.2           $ 0.1
December 31, 2001                     $ 0.2           $ 0.1             $ -           $ 0.3
December 31, 2000                     $ 0.2             $ -             $ -           $ 0.2