Form 10-Q
period 2003-03-31
M & F WORLDWIDE CORP
filed 2003-05-06
CIK 945235

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                         Commission file number: 1-13780

                             ----------------------

                              M & F WORLDWIDE CORP.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          02-0423416
----------------------------------------                    --------------------
 (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

           35 EAST 62ND STREET
            NEW YORK, NEW YORK                                     10021
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip code)

                                 (212) 572-8600
                        ---------------------------------
                          registrant's telephone number
                               including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

     As of March 31, 2003, there were 18,121,271 shares of the registrant's Common Stock outstanding, of which 6,648,800 were held by Mafco Consolidated Group Inc., a wholly owned subsidiary of Mafco Holdings Inc.


================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Statements of Income...................................................2

         Condensed Consolidated Balance Sheets.........................................................3

         Condensed Consolidated Statements of Cash Flows...............................................4

         Notes to Condensed Consolidated Financial Statements..........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................14

Item 4.  Controls and Procedures......................................................................14



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................15

Item 2.  Changes in Securities........................................................................15

Item 3.  Defaults Upon Senior Securities..............................................................15

Item 4.  Submission of Matters to a Vote of Security Holders..........................................15

Item 5.  Other Information............................................................................15

Item 6.  Exhibits and Reports on Form 8-K.............................................................15


SIGNATURES............................................................................................16


CERTIFICATIONS........................................................................................17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     The financial information herein and management's discussion thereof, include consolidated data for M & F Worldwide Corp. (the "Registrant"), and its subsidiaries.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        ------------------------
                                                         2003             2002
                                                        -------         --------

Net revenues                                            $ 24.9          $ 25.6
Cost of revenues                                          12.6            13.0
                                                        -------         -------
Gross profit                                              12.3            12.6
Selling, general and administrative expenses               4.3             3.4
                                                        -------         -------
Operating income                                           8.0             9.2
Interest income                                            0.3              -
Interest expense                                          (0.9)           (1.1)
                                                        -------         -------
Income from continuing operations before income taxes      7.4             8.1
Provision for income taxes                                (3.0)           (3.2)
                                                        -------         -------
Net income from continuing operations                      4.4             4.9
Loss from operations of discontinued business,
 net of taxes                                               -             (3.0)
                                                        -------         -------
Net income                                                 4.4             1.9
Preferred stock dividends                                   -             (0.1)
                                                        -------         -------
Net income available to shareholders                    $  4.4          $  1.8
                                                        =======         =======

Basic earnings per common share:
   Undistributed earnings from continuing operations    $  0.25         $  0.19
   Undistributed loss from discontinued operations          -             (0.11)
                                                        -------         -------
        Total common stock                              $  0.25         $  0.08
                                                        =======         =======

Diluted earnings per common share:
   Undistributed earnings from continuing operations    $  0.24         $  0.19
   Undistributed loss from discontinued operations          -             (0.11)
                                                        -------         -------
        Total common stock                              $  0.24         $  0.08
                                                        =======         =======

Basic and diluted earnings per preferred share:
   Distributed earnings                                 $   -           $  0.01
   Undistributed earnings from continuing operations        -              0.19
   Undistributed loss from discontinued operations          -             (0.11)
                                                        -------         -------
        Total preferred stock                           $   -           $  0.09
                                                        =======         =======


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCED SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        MARCH 31,   DECEMBER 31,
                                                          2003          2002
                                                        ---------   ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                             $ 110.6      $ 105.7
   Accounts receivable (net of allowances of $0.1
        and $0.1)                                           12.2         13.2
   Inventories                                              54.9         54.7
   Prepaid expense and other                                 4.9          4.3
                                                         -------      -------
Total current assets                                       182.6        177.9
Property, plant and equipment, net                          19.3         19.4
Goodwill, net                                               38.6         38.2
Other intangible assets, net                               109.3        109.3
Deferred tax asset                                           1.1          0.9
Pension asset                                               14.2         14.2
Other                                                       12.8         13.3
                                                         -------      -------
Total assets                                             $ 377.9      $ 373.2
                                                         =======      =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term borrowings                                 $   0.5      $   0.7
   Accounts payable                                          4.9          6.4
   Accrued liabilities                                      22.4         19.3
   Current maturities of long-term debt                     26.0         25.1
                                                         -------      -------
Total current liabilities                                   53.8         51.5

Long-term debt                                              30.0         34.6
Deferred tax liabilities                                     5.5          3.1
Other liabilities                                            9.1          9.9

Commitments and contingencies                                  -            -

Stockholders' equity:
   Common stock, par value $0.1; 250,000,000 shares
    authorized; 20,663,171 shares issued at March 31,
    2003 and December 31, 2002                               0.2          0.2
   Additional paid-in capital                               29.4         29.4
   Treasury stock at cost
    2,541,900 shares at March 31, 2003 and December 31,
    2002                                                   (14.8)       (14.8)
   Retained earnings                                       269.5        265.1
   Accumulated other comprehensive loss                     (4.8)        (5.8)
                                                         -------      -------
      Total stockholders' equity                           279.5        274.1
                                                         -------      -------
Total liabilities and stockholders' equity               $ 377.9      $ 373.2
                                                         =======      =======

            See Notes to Condensed Consolidated Financial Statements

                    M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        ------------------------
                                                         2003             2002
                                                        -------         --------

OPERATING ACTIVITIES
Net income                                              $   4.4         $   1.9
Adjustments to derive net cash provided by operating
 activities:
   Loss from operations of discontinued business,
    net of taxes                                            -               3.0
   Depreciation and amortization                            1.0             0.9
   Deferred income taxes                                    2.4             3.7
   Cash flows from discontinued business                    -               1.2
Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable             1.2            (0.9)
     Decrease in inventories                                0.1             1.0
     Increase (decrease) in accounts payable and
      accrued expenses                                      1.1            (3.2)
     Increase in pension asset                             (0.1)           (0.2)
     (Increase) decrease in prepaid expense and other
      current assets                                       (0.6)            1.7
   Other, net                                              (0.4)           (0.2)
                                                        -------         -------
     Net cash provided by continuing operating
        activities                                          9.1             8.9

INVESTING ACTIVITIES
Capital expenditures                                       (0.3)           (0.2)
                                                        -------         -------
     Net cash used in investing activities                 (0.3)           (0.2)

FINANCING ACTIVITIES
Proceeds from notes payable and credit agreements           -               1.5
Repayments of notes payable and credit agreements          (3.9)           (3.5)
Preferred stock dividends                                   -              (0.1)
                                                        -------         -------
     Net cash used in financing activities                 (3.9)           (2.1)
Effect of exchange rate changes on cash                     -               -
Net increase in cash and cash equivalents                   4.9             6.6
Cash and cash equivalents at beginning of period          105.7             3.9
                                                        -------         -------
Cash and cash equivalents at end of period              $ 110.6         $  10.5
                                                        =======         =======
Supplemental disclosure of cash paid for:
-----------------------------------------
   Interest                                             $   0.9         $   1.3
   Taxes paid, net of refunds                               0.3             0.2


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

     M & F Worldwide Corp. ("M & F Worldwide" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary, Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide"). From April 19, 2001 until December 3, 2002, the Company also conducted operations through its indirect 85.7%-owned subsidiary, Panavision Inc. ("Panavision"). On December 3, 2002, the Company sold its interest in Panavision to Mafco Holdings Inc. ("Holdings") pursuant to a settlement of various lawsuits challenging the Company's acquisition of Panavision. Accordingly, the Company has treated the results of Panavision as discontinued operations. For more information concerning the Panavision acquisition/disposition see the Company's 2002 Annual Report on Form 10-K.

     The Company produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France, and Xianyang Shaanxi, China. Approximately 73% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name RIGHT DRESS. The Company manufactures and sells other flavor products and plants products, which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health foods.

     At March 31, 2003, Holdings' indirect beneficial ownership of M & F Worldwide represents 36.7% of the outstanding M & F Worldwide common stock.

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2002 Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2003 presentation.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


2. STOCK-BASED COMPENSATION

     The Company has three stock-based employee compensation plans. The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     There were no stock options granted by the Company in the first quarter of 2003. The Company granted 465,000 shares of stock options in the first quarter of 2002 at an exercise price equal to the market value of the Company's stock on the date of grant and accordingly, no compensation cost has been recognized for these stock options issued in the first quarter of 2002.

     The application of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation would not have had a material effect on net income and earnings per share for the three months ended March 31, 2003 and 2002.

3. INVENTORIES

     Inventories consist of the following:

                                      MARCH 31,     DECEMBER 31,
                                        2003            2002
                                      ---------     ------------
     Raw Materials                      $42.9           $42.0
     Work-in-progress                     0.2             0.3
     Finished Goods                      11.8            12.4
                                        -----           -----
                                        $54.9           $54.7
                                        =====           =====

4. USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



5. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     Since the Settlement, the Company has one business segment, which is the production of licorice flavors used primarily by the tobacco and food industries. The following table presents revenue and other financial information by geographic region for the business segment:

                                             THREE MONTHS ENDED
                                                   MARCH 31,
                                           ----------------------
                                            2003            2002
                                           ------          ------
Net sales to external customers (a)
   North America (b)                       $ 21.1          $ 22.1
   France                                     3.8             3.5
                                           ------          ------
   Total                                   $ 24.9          $ 25.6
                                           ======          ======

Operating income (loss)
   North America (b)                       $  8.9          $  9.5
   France                                     0.6             0.9
   Corporate                                 (0.7)           (0.3)
                                           ------          ------
     Subtotal                                 8.8            10.1

   Corporate expenses                        (0.8)           (0.9)
                                           ------          ------
   Operating income                        $  8.0          $  9.2
                                           ======          ======

(a)  Revenues reported by country of domicile.

(b)  Includes export sales of $6.4 and $7.8 in 2003 and 2002, respectively.

6. COMPREHENSIVE INCOME

     For the three months ended March 31, 2003 and 2002, comprehensive income amounted to $5.4 and $1.4, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



7. NET INCOME PER SHARE

     The basic and diluted per share data is based on the weighted average number of preferred and common shares outstanding during the following periods (in millions):

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                   ----------------------
                                                    2003            2002
                                                   ------          ------
Basic weighted average shares outstanding:
   Common stock                                     18.1            19.1
   Preferred stock                                   -               6.8
                                                    ----            ----
     Total shares outstanding                       18.1            26.4
                                                    ====            ====

Diluted weighted average shares outstanding:
   Common stock                                     18.6            19.6
   Preferred stock                                   -               6.8
                                                    ----            ----
     Total shares outstanding                       18.6            26.4
                                                    ====            ====


     Common equivalent shares consisting of outstanding stock options are included in the 2003 and 2002 diluted income per share calculations.

8. COMMITMENTS AND CONTINGENCIES

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


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

     On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 of letters of credit outstanding at both March 31, 2003 and December 31, 2002 in connection with the Reimbursement Agreement.

      The Company has not recognized a liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



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

     As of March 31, 2003 and December 31, 2002, Pneumo Abex retained $5.8 and $3.3, respectively, of insurance reimbursement in respect of the Recoupment/Setoff Claim. Of the total Recoupment/Setoff Claim, Pneumo Abex has alleged that at least $0.8 relates to expenses incurred on its behalf by a subsidiary of MCG in procuring insurance reimbursements for amounts that the Second Indemnitor paid pursuant to its indemnity obligations to Pneumo Abex.

     Pneumo Abex has filed a proof of claim in the Second Indemnitor's Chapter 11 case in respect of the Recoupment/Setoff Claim, but neither the bankruptcy court nor the debtor has acted upon it yet. Pneumo Abex has therefore recorded in accounts payable an amount equal to the full value of this claim. If Pneumo Abex prevails in its Recoupment/Setoff Claim, Pneumo Abex will owe to such subsidiary of MCG pursuant to the Transfer Agreement the entire amount that such subsidiary advanced on Pneumo Abex's behalf, as reflected in the Recoupment/Setoff Claim.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


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

9. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required. The adoption of SFAS No. 145 did not have a material impact on the Company's financial statements for the three month periods ended March 31, 2003 and 2002. The adoption of SFAS No. 145 will require $0.2 of extraordinary loss, net in 2001 to be reclassified into income from continuing operations in the Company's annual financial statements filed in its 2003 Annual Report on Form 10-K.

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

     On April 19, 2001, the Company acquired Panavision and on December 3, 2002, the Company divested itself of Panavision. The results of Panavision's operations for the three months ended March 31, 2002 have been presented as discontinued operations.

     This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Critical Accounting Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

CONSOLIDATED OPERATING RESULTS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Revenues were $24.9 million in the 2003 period and $25.6 million in the 2002 period, a decrease of $0.7 million or 2.7%. The Company's domestic revenues decreased by $1.0 due to lower shipment volume to the Company's foreign licorice customers and lower sales to the Company's non-licorice botanical customers. The Company's French subsidiary had a revenue increase of $0.3 due to a $0.7 million foreign exchange translation effect on its Euro sales partially offset by lower shipment volume and lower average selling prices.

     Cost of revenues was $12.6 million in the 2003 period and $13.0 million in the 2002 period, a decrease of $0.4 million. As a percentage of revenues, cost of revenues was 50.6% in the 2003 period as compared to 50.8% in the 2002 period.

     Gross profit was $12.3 million in the 2003 period and $12.6 million in the 2002 period.

     Selling, general and administrative expenses were $4.3 million in the 2003 period and $3.4 million in the 2002 period, an increase of $0.9 million. This increase was primarily due to higher insurance and legal costs, and lower pension income in the 2003 period as compared to the 2002 period. Pension income in the 2003 period was $0.1 million compared to $0.3 million in the 2002 period.

     Operating income was $8.0 million in the 2003 period and $9.2 million in the 2002 period. The decrease of $1.2 million was a result of lower operating income at the Company's French subsidiary ($0.3 million), lower domestic operating income ($0.6 million) and higher corporate expenses ($0.3 million). The French subsidiary decrease was a result of lower shipment volume, lower average selling prices resulting from product mix changes, and higher manufacturing and operating expenses partially offset by a $0.7 million foreign exchange translation effect on its Euro sales. The domestic decrease was due to lower shipment volume to foreign customers and higher selling, general and administrative expenses as described above.

     Interest income was $0.3 million in the 2003 period and insignificant in the 2002 period. The increase was primarily due to interest income earned on the cash received from the Panavision disposition.

     Interest expense was $0.9 million in the 2003 period and $1.1 million in the 2002 period. The decrease was due to lower outstanding debt in the 2003 period.

     The provision for income taxes as a percentage of income from continuing operations was 40.5% in the 2003 period and 39.5% in the 2002 period. The increase is due to higher state and local taxes.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES



     Net income from continuing operations was $4.4 million in the 2003 period and $4.9 million in the 2002 period.

     In the 2002 period the Company had a loss of $3.0 million from discontinued operations, net of taxes, which reflects the operations of Panavision.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first three months of 2003 was $9.1 million compared to $8.9 million in the first three months of 2002. The increase in net cash provided by operating activities of $0.2 million was primarily caused by a change in the components of working capital, primarily receivables and payables offset in part by cash flows from a discontinued business in 2002.

     Net cash used in investment activities, all for capital expenditures, was $0.3 million for the three month period ended March 31, 2003 and $0.2 million for the three month period ended March 31, 2002.

     Net cash used in financing activities totaled $3.9 million in the three month period ended March 31, 2003 as a result of scheduled debt repayments. Cash used of $2.1 million in the three month period ended March 31, 2002 resulted from net repayments of borrowings.

     As of March 31, 2003 debt outstanding was comprised of the following (in millions):

           Amended Credit Agreement - term loan        $ 56.0
           Other                                          0.5
                                                       ------
                                                       $ 56.5
                                                       ======

     Current maturities under the Company's credit agreement total $26.0 million at March 31, 2003.

     Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreement and anticipated cash flow from operating activities, will be sufficient to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future.

     M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $88.3 million in cash and cash equivalents at March 31, 2003, most of which was received in connection with the Settlement. The Company is considering various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended March 31, 2003, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES



Report of Form 10-K for the year ended December 31, 2002 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 presents quantitative and qualitative disclosures about market risk as of December 31, 2002. There have been no material changes in this disclosure as of March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

     The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this report (the "Evaluation Date"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

     The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. The Company will continue to evaluate and assess its internal controls for financial reporting in 2003.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          There were no material developments in legal proceedings during the three months ended March 31, 2003.

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the three-month period ended March 31, 2003.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no events of default upon senior securities during the three month period ended March 31, 2003.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the three month period ended March 31, 2003.

ITEM 5.   OTHER INFORMATION

          No additional information need be presented.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          99.1* Certification of Howard Gittis, Chief Executive Officer, dated
                May 6, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2* Certification of Todd J. Slotkin, Chief Financial Officer, dated
                May 6, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)      Reports on Form 8-K

          On April 1, 2003, the Company filed a current report on Form 8-K disclosing the Company's December 31, 2002 financial results.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 M & F WORLDWIDE CORP.



Date:  May 6, 2003               By:      /S/ Todd J. Slotkin
      --------------                 ------------------------------
                                              Todd J. Slotkin
                          Executive Vice President and  Chief Financial Officer
                                            Principal Financial Officer



Date:  May 6, 2003               By:      /S/ Peter W. Grace
      --------------                 -----------------------------
                                              Peter W. Grace
                                     Principal Accounting Officer

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES



                                 CERTIFICATIONS


I, Howard Gittis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of M & F Worldwide Corp.;

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

Date:  May 6, 2003


                                             /S/ Howard Gittis
                                             ------------------------------
                                             Name:  Howard Gittis
                                             Title: Chief Executive Officer

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                 CERTIFICATIONS


I, Todd J. Slotkin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of M & F Worldwide Corp.;

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


Date:  May 6, 2003

                                                 /S/ Todd J. Slotkin
                                                 ------------------------------
                                                 Name:  Todd J. Slotkin
                                                 Title: Chief Financial Officer