Form 10-Q
period 2003-06-30
M & F WORLDWIDE CORP
filed 2003-08-14
CIK 945235

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                         Commission file number: 1-13780

                           -------------------------

                              M & F WORLDWIDE CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    02-0423416
----------------------------------------         -------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          35 EAST 62ND STREET
           NEW YORK, NEW YORK                                 10021
----------------------------------------         -------------------------------
(Address of principal executive offices)                    (Zip code)

                                 (212) 572-8600
                           -------------------------
                          registrant's telephone number
                              including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     As of June 30, 2003, there were 18,121,271 shares of the registrant's Common Stock outstanding, of which 6,648,800 were held by Mafco Consolidated Group Inc., a wholly owned subsidiary of Mafco Holdings Inc.

===============================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

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

         Condensed Consolidated Balance Sheets.........................................................3

         Condensed Consolidated Statements of Cash Flows...............................................4

         Notes to Condensed Consolidated Financial Statements..........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................16

Item 4.  Controls and Procedures......................................................................16



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................17

Item 2.  Changes in Securities and Use of Proceeds....................................................17

Item 3.  Defaults Upon Senior Securities..............................................................17

Item 4.  Submission of Matters to a Vote of Security Holders..........................................17

Item 5.  Other Information............................................................................17

Item 6.  Exhibits and Reports on Form 8-K.............................................................17



SIGNATURES............................................................................................18

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


                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                ----------------------         ---------------------
                                                                 2003            2002           2003           2002
                                                                -------        -------         -------       -------
Net revenues                                                    $  25.5        $  26.0         $  50.4       $  51.6

Cost of revenues                                                   12.0           12.2            24.6          25.2
                                                                -------        -------         -------       -------

Gross profit                                                       13.5           13.8            25.8          26.4

Selling, general and administrative expenses                        4.8            4.8             9.1           8.2
                                                                -------        -------         -------       -------

Operating income                                                    8.7            9.0            16.7          18.2

Interest income                                                     0.3              -             0.6             -

Interest expense                                                   (0.7)          (1.0)           (1.6)         (2.1)
                                                                -------        -------         -------       -------

Income from continuing operations before income taxes               8.3            8.0            15.7          16.1
Provision for income taxes                                         (3.2)          (3.4)           (6.2)         (6.6)
                                                                -------        -------         -------       -------

Net income from continuing operations                               5.1            4.6             9.5           9.5

Loss from operations of discontinued business, net of taxes           -           (4.9)              -          (7.9)
                                                                -------        -------         -------       -------

Net income (loss)                                                   5.1           (0.3)            9.5           1.6
Preferred stock dividends                                             -           (0.1)              -          (0.2)
                                                                -------        -------         -------       -------
Net income (loss) available to shareholders                     $   5.1        $  (0.4)        $   9.5       $   1.4
                                                                =======        =======         =======       =======

Basic earnings (loss) per common share:
      Undistributed earnings from continuing operations         $  0.28        $  0.17         $  0.53       $  0.36
      Undistributed loss from discontinued operations                 -          (0.18)              -         (0.30)
                                                                -------        -------         -------       -------
        Total common stock                                      $  0.28        $ (0.01)        $  0.53       $  0.06
                                                                =======        =======         =======       =======

Diluted earnings (loss) per common share:
      Undistributed earnings from continuing operations         $  0.27        $  0.17         $  0.51       $  0.36
      Undistributed loss from discontinued operations                 -          (0.18)              -         (0.30)
                                                                -------        -------         -------       -------
        Total common stock                                      $  0.27        $ (0.01)        $  0.51       $  0.06
                                                                =======        =======         =======       =======

Basic and diluted earnings per preferred share:
      Distributed earnings                                      $     -        $  0.01         $     -       $  0.02
      Undistributed earnings from continuing operations               -           0.17               -          0.36
      Undistributed loss from discontinued operations                 -          (0.18)              -         (0.30)
                                                                -------        -------         -------       -------
        Total preferred stock                                   $     -        $     -         $     -       $  0.08
                                                                =======        =======         =======       =======


            See Notes to Condensed Consolidated Financial Statements

                               M & F WORLDWIDE CORP. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN MILLIONS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)

                                                                               June 30,     December 31,
                                                                                2003           2002
                                                                              --------      ------------
                                ASSETS
Current assets:
      Cash and cash equivalents                                                 $ 107.5        $ 105.7
      Accounts receivable (net of allowances of $0.1 and $0.1)                     10.5           13.2
      Inventories                                                                  56.1           54.7
      Prepaid expenses and other current assets                                     4.5            4.3
                                                                                -------        -------

Total current assets                                                              178.6          177.9

Property, plant and equipment, net                                                 19.6           19.4
Goodwill, net                                                                      39.3           38.2
Other intangible assets, net                                                      109.4          109.3
Deferred tax asset                                                                  1.1            0.9
Pension asset                                                                      14.4           14.2
Other                                                                              12.2           13.3
                                                                                -------        -------

Total assets                                                                    $ 374.6        $ 373.2
                                                                                =======        =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short term borrowings                                                         $ -          $ 0.7
      Accounts payable                                                              5.0            4.6
      Accrued liabilities                                                          23.9           21.1
      Current maturities of long-term debt                                         25.7           25.1
                                                                                -------        -------

Total current liabilities                                                          54.6           51.5

Long-term debt                                                                     17.3           34.6
Deferred tax liabilities                                                            7.9            3.1
Other liabilities                                                                   8.5            9.9

Commitments and contingencies                                                         -              -

Stockholders' equity:
      Common stock, par value $.01;  250,000,000 shares authorized;
         20,663,171 shares issued at June 30, 2003 and December 31, 2002            0.2            0.2
      Additional paid-in capital                                                   29.4           29.4
      Treasury stock at cost
         2,541,900 shares at June 30, 2003 and December 31, 2002                  (14.8)         (14.8)
      Retained earnings                                                           274.6          265.1
      Accumulated other comprehensive loss                                         (3.1)          (5.8)
                                                                                -------        -------

            Total stockholders' equity                                            286.3          274.1
                                                                                -------        -------

Total liabilities and stockholders' equity                                      $ 374.6        $ 373.2
                                                                                =======        =======



            See Notes to Condensed Consolidated Financial Statements

                              M & F WORLDWIDE CORP. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 --------------------------
                                                                                     2003           2002
                                                                                 -----------    -----------
OPERATING ACTIVITIES
Net income                                                                           $ 9.5         $ 1.6
Adjustments to derive net cash provided by continuing operating activities:
      Loss from operations of discontinued business, net of taxes                        -           7.9
      Depreciation and amortization                                                    1.9           1.8
      Deferred income taxes                                                            5.2           5.8
      Cash flows from discontinued business                                              -           1.2
Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                       3.0          (1.8)
      (Increase) decrease in inventories                                              (0.6)          0.4
      Increase in accounts payable and accrued expenses                                2.2           3.6
      Increase in pension asset                                                       (0.2)         (0.5)
      Increase in prepaid expense and other current assets                            (0.2)         (3.9)
      Other, net                                                                      (0.6)          3.3
                                                                                   --------       -------
        Net cash provided by continuing operating activities                          20.2          19.4

INVESTING ACTIVITIES
Capital expenditures                                                                  (1.1)         (0.4)
                                                                                   --------       -------
        Net cash used in investing activities                                         (1.1)         (0.4)

FINANCING ACTIVITIES
Proceeds from notes payable and credit agreements                                        -           1.5
Repayments of notes payable and credit agreements                                    (17.4)        (12.5)
Preferred stock dividends                                                                -          (0.2)
                                                                                   --------       -------
        Net cash used in financing activities                                        (17.4)        (11.2)

Effect of exchange rate changes on cash                                                0.1           0.1

Net increase in cash and cash equivalents                                              1.8           7.9
Cash and cash equivalents at beginning of period                                     105.7           3.9
                                                                                   --------       -------
Cash and cash equivalents at end of period                                         $ 107.5        $ 11.8
                                                                                   ========       =======
Supplemental disclosure of cash paid for:
-----------------------------------------
      Interest                                                                       $ 1.6         $ 3.1
      Taxes paid, net of refunds                                                       1.1           0.9



            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

     M & F Worldwide Corp. ("M & F Worldwide" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary, Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide"). From April 19, 2001 until December 3, 2002, the Company also conducted operations through its indirect 85.7%-owned subsidiary, Panavision Inc. ("Panavision"). On December 3, 2002, the Company sold its interest in Panavision to Mafco Holdings Inc. ("Holdings") pursuant to a settlement of various lawsuits challenging the Company's acquisition of Panavision. Accordingly, the Company has treated the results of Panavision as discontinued operations for all periods presented. For more information concerning the Panavision acquisition/disposition see Note 2 and the Company's 2002 Annual Report on Form 10-K.

     The Company produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France, and Xianyang Shaanxi, China. Over 70% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company manufactures and sells other flavor products and plants products, which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health foods.

     At June 30, 2003, Holdings' indirect beneficial ownership of M & F Worldwide represents 36.7% of the outstanding M & F Worldwide common stock.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


2. PANAVISION ACQUISITION AND DISPOSITION

     On April 19, 2001, the Company purchased an 83.5% interest in Panavision from Holdings for consideration that included $80.0 in cash, 1.5 million in shares of M & F Worldwide common stock and 6.2 million shares of M & F Worldwide Series B Preferred Stock. Thereafter, the Company purchased $11.4 principal amount of Notes and acquired the Las Palmas Note, as disclosed in the Company's 2002 Annual Report of Form 10-K. Following its acquisition of these interests in Panavision, the Company had two operating segments: its Mafco Worldwide flavorings business and its Panavision film equipment business. These two segments operated independently of one another. On December 3, 2002, under the terms of the settlement (the "Settlement") of shareholder litigation described in the Company's Annual Report on Form 10-K, the Company sold to Holdings all of its shares of Panavision, its Notes and the Las Palmas Note in exchange for, among other things, $90.1 in cash, 1.5 million in shares of M & F Worldwide common stock and all of the M & F Worldwide outstanding Series B Preferred Stock. In accordance with SFAS No. 144, the Company has presented the operations of Panavision as a discontinued operation and accounted for the Settlement as the sale of its interests in Panavision.

     The amounts of revenue, pre-tax loss and net loss reported in discontinued operations related to Panavision for the three and six month periods ended June 30, 2002 are as follows:

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                 JUNE 30, 2002             JUNE 30, 2002
                               ------------------        ----------------
     Revenue                        $ 43.3                    $ 88.9
     Pre-tax loss                      9.1                      12.5
     Net loss                          4.9                       7.9


3. STOCK-BASED COMPENSATION

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

     There were no stock options granted by the Company in the second quarter or first six months of 2003. The Company granted 465,000 shares of stock options in the first quarter of 2002 at an exercise price equal to the market value of the Company's stock on the date of grant and accordingly, no compensation cost has been recognized for these stock options issued in the first quarter of 2002.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                             -------------------        ------------------
                                                               2003         2002          2003        2002
                                                              ------      -------        ------      ------
Net income (loss), as reported                                $  5.1      $  (0.3)       $  9.5      $  1.6

Less:  total stock-based employee compensation
  expense determined under fair value method
  for all awards, net of related tax effects                       -            -          (0.1)          -
                                                              ------      -------        ------      ------
Pro forma net income (loss)                                   $  5.1      $  (0.3)       $  9.4      $  1.6
                                                              ======      =======        ======      ======

Earnings per common share:

Basic earnings (loss) per common share - as reported          $ 0.28      $ (0.01)       $ 0.53      $ 0.06
Basic earnings (loss) per common share - pro forma            $ 0.28      $ (0.01)       $ 0.52      $ 0.06

Diluted earnings (loss) per common share - as reported        $ 0.27      $ (0.01)       $ 0.51      $ 0.06
Diluted earnings (loss) per common share - pro forma          $ 0.27      $ (0.01)       $ 0.51      $ 0.06



4. INVENTORIES

   Inventories consist of the following:

                                                JUNE 30,      DECEMBER 31,
                                                  2003           2002
                                              -------------   ------------
     Raw Materials                                  $ 44.1         $ 42.0
     Work-in-progress                                  0.1            0.3
     Finished Goods                                   11.9           12.4
                                              -------------   ------------
                                                    $ 56.1         $ 54.7
                                              =============   ============


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



6. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     Since the Settlement, the Company has one business segment, which is the production of licorice flavors used primarily by the tobacco and food industries. The following table presents revenue and other financial information by geographic region for the business segment:

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                              -----------------------    -----------------------
                                               JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                 2003         2002          2003         2002
                                              ----------   ----------    ----------  -----------
Net sales to external customers (a)
        North America (b)                        $ 21.9       $ 22.3        $ 43.0       $ 44.4
        France                                      3.6          3.7           7.4          7.2
                                              ----------   ----------    ----------  -----------
        Total                                    $ 25.5       $ 26.0        $ 50.4       $ 51.6
                                              ==========   ==========    ==========  ===========

Operating income (loss)
        North America (b)                        $ 10.2       $ 10.4        $ 19.1       $ 19.9
        France                                      0.7          1.0           1.3          1.9
        Corporate                                  (1.2)        (0.8)         (1.9)        (1.1)
                                              ----------   ----------    ----------  -----------
           Subtotal                                 9.7         10.6          18.5         20.7

     Corporate expenses                            (1.0)        (1.6)         (1.8)        (2.5)
                                              ----------   ----------    ----------  -----------

     Operating income                             $ 8.7        $ 9.0        $ 16.7       $ 18.2
                                              ==========   ==========    ==========  ===========

(a)  Revenues reported by country of domicile.

(b) Includes export sales of $8.0 and $6.6 for the three months ended June 30, 2003 and 2002, respectively and $14.4 and $14.4 for the six months ended June 30, 2003 and 2002, respectively.


7. COMPREHENSIVE INCOME

     For the three months ended June 30, 2003 and 2002, comprehensive income amounted to $6.8 and $2.9, respectively. For the six months ended June 30, 2003 and 2002, comprehensive income amounted to $12.2 and $4.2, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


8. NET INCOME PER SHARE

     The basic and diluted per share data is based on the weighted average number of preferred and common shares outstanding during the following periods (in millions):

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        -----------------------    -----------------------
                                                         JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                           2003         2002          2003         2002
                                                        ----------  -----------    ----------  -----------
Basic weighted average shares outstanding:
     Common stock                                            18.1         19.6          18.1         19.6
     Preferred stock                                            -          6.9             -          6.9
                                                        ----------  -----------    ----------  -----------
          Total shares outstanding                           18.1         26.5          18.1         26.5
                                                        ==========  ===========    ==========  ===========

Diluted weighted average shares outstanding:
     Common stock                                            18.7         19.6          18.6         19.6
     Preferred stock                                            -          6.9             -          6.9
                                                        ----------  -----------    ----------  -----------
          Total shares outstanding                           18.7         26.5          18.6         26.5
                                                        ==========  ===========    ==========  ===========


     Common equivalent shares consisting of outstanding stock options are included in the 2003 and 2002 diluted income per share calculations.


9. COMMITMENTS AND CONTINGENCIES

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

     On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 of letters of credit outstanding at both June 30, 2003 and December 31, 2002 in connection with the Reimbursement Agreement.

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

     As of June 30, 2003 and December 31, 2002, Pneumo Abex retained $5.8 and $3.3, respectively, of insurance reimbursement in respect of the Recoupment/Setoff Claim. Of the total Recoupment/Setoff Claim, Pneumo Abex has alleged that at least $0.8 relates to expenses incurred on its behalf by a subsidiary of MCG in procuring insurance reimbursements for amounts that the Second Indemnitor paid pursuant to its indemnity obligations to Pneumo Abex.

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


OTHER LITIGATION MATTERS

     During the third quarter of 2002, the Company's indirect wholly owned French subsidiary (the "Indirect Subsidiary") received official notice from the French tax administration that certain interest payments made on a note payable to the Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately $1.8 for the taxes, interest and penalties as of that date. The Indirect Subsidiary does not agree with the tax authorities' position and is

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


in the process of appealing the assessment. As part of their appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of $1.4. The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or litigation. In addition, the Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998.


10. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required. The adoption of SFAS No. 145 did not have a material impact on the Company's financial statements for the three and six month periods ended June 30, 2003 and 2002. The adoption of SFAS No. 145 will require $0.2 of extraordinary loss, net in 2001 to be reclassified into income from continuing operations in the Company's annual financial statements filed in its 2003 Annual Report on Form 10-K.

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

     On April 19, 2001, the Company acquired Panavision and on December 3, 2002, the Company divested itself of Panavision. The results of Panavision's operations for the three and six months ended June 30, 2002 have been presented as discontinued operations.

     This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Critical Accounting Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


CONSOLIDATED OPERATING RESULTS

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     A significant portion of the Company's sales are to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United States, although worldwide consumption for tobacco products has remained stable or grown slightly. Net revenues decreased by $0.5 million, or 1.9%, to $25.5 million in the 2003 period from $26.0 million in the 2002 period. The Company's domestic revenues decreased by $0.4 million in the 2003 period as compared to the 2002 period. The Company's domestic revenues from the tobacco industry worldwide increased by $0.3 million. Domestic non-licorice revenues from the Company's nutraceutical and spice customers declined by $0.4 million and domestic revenues to the Company's garden mulch customers declined by $0.3 million. The decline in United States non-licorice sales resulted from the Company's decision to discontinue selling certain of these products. The decline in garden mulch sales resulted from extremely wet weather in the Company's geographic market area during the second quarter. The Company's French subsidiary had a revenue decrease of $0.1 million due to lower average selling prices partially offset by a $0.7 million foreign exchange translation effect on its Euro sales.

     Cost of revenues was $12.0 million in the 2003 period and $12.2 million in the 2002 period. The decrease of $0.2 million or 1.6% was due to the lower revenues. As a percentage of revenues, cost of revenues was 47.1% in 2003 and 46.9% in 2002.

     Gross profit was $13.5 million in the 2003 period and $13.8 million in the 2002 period. As a percentage of sales, the gross profit was 52.9% in 2003 and 53.1% in 2002.

     Selling, general and administrative expenses were $4.8 million in both 2003 and 2002. The Company incurred lower legal fees in 2003 but incurred higher insurance costs and lower pension income in the 2003 period. Pension income in the 2003 period was $0.1 million compared to $0.2 million in the 2002 period.

     Interest income was $0.3 million in the 2003 period and insignificant in 2002 due to interest income on cash invested with the proceeds from the Settlement.

     Interest expense in 2003 of $0.7 million was $0.3 million lower than 2002 due to lower debt outstanding during the 2003 period.

     The provision for income taxes as a percentage of income from continuing operations was 38.6% in 2003 and 42.5% in 2002. The decrease was due to a lower foreign tax rate in 2003 and higher state taxes in 2002.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


    SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     A significant portion of the Company's sales are to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United States, although worldwide consumption for tobacco products has remained stable or grown slightly. Net revenues decreased by $1.2 million, or 2.3%, to $50.4 million in the 2003 period from $51.6 million in the 2002 period. The Company's domestic revenues decreased by $1.4 million in the 2003 period as compared to the 2002 period. Domestic revenues from the tobacco industry worldwide increased by approximately $0.2 million, while domestic revenues from the Company's confectionary customers decreased by approximately $0.4 million and revenues to the Company's United States non-licorice, nutraceutical and spice customers decreased by $1.2 million. The decline in confectionary sales was a result of pricing decisions to meet minimum profit expectations per unit of volume that resulted in higher prices in 2003 for certain products and an approximately 16.0% decline in volume. The decline in United States non-licorice sales resulted from the Company's decision to discontinue selling certain of these products. The Company's foreign sales increased by $0.2 million due to a $1.4 million exchange translation effect on its Euro sales offset in part by lower average selling prices.

     Cost of revenues was $24.6 million in the 2003 period and $25.2 million in the 2002 period. The decrease of $0.6 million was due primarily to the lower revenues. As a percentage of revenues, cost of revenues was 48.8% in both periods.

     Gross profit was $25.8 million in the 2003 period and $26.4 million in the 2002 period.

     Selling, general and administrative expenses were $9.1 million in the 2003 period and $8.2 million in the 2002 period, an increase of $0.9 million. The increase was primarily due to higher insurance costs, pension reversion costs and lower pension income from an overfunded plan in the 2003 period as compared to the 2002 period. Pension income in the 2003 period was $0.2 million compared to $0.5 million in the 2002 period.

     Operating income was $16.7 million in the 2003 period and $18.2 million in the 2002 period. The decrease of $1.5 million was a result of lower operating income at the Company's French subsidiary ($0.6 million), lower domestic operating income ($0.8 million) and higher corporate expenses ($0.1 million).

     Interest income was $0.6 million in the 2003 period and insignificant in the 2002 period. The increase was primarily due to interest income on the cash invested with the proceeds from the Settlement.

     Interest expense was $1.6 million in the 2003 period and $2.1 million in the 2002 period. The decrease was due to lower outstanding debt in the 2003 period.

     The provision for income taxes as a percentage income from continuing operations was 39.5% in the 2003 period and 41.0% in the 2002 period. The decrease was due to a lower foreign tax rate in the 2003 period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first six months of 2003 was $20.2 million compared to $19.4 million in the first six months of 2002. The increase in net cash provided by operating activities of $0.8 million was primarily caused by a change in the components of working capital, primarily receivables and payables, offset in part by cash flows from a discontinued business in 2002.

     Net cash used in investing activities, all for capital expenditures, was $1.1 million for the six month period ended June 30, 2003 and $0.4 million for the six month period ended June 30, 2002. The increase in 2003 of $0.7 million was primarily due to expenditures for a new boiler in the Company's Camden, New Jersey facility.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


     Net cash used in financing activities totaled $17.4 million in the six month period ended June 30, 2003 as a result of scheduled debt repayments, including an annual excess cash flow payment of $8.7 million. Cash used of $11.2 million in the six month period ended June 30, 2002 resulted from net repayments of borrowings, including an annual excess cash flow payment of $4.2 million, and dividend payments made on preferred stock.

     As of June 30, 2003 debt outstanding was comprised of $43.0 million outstanding under the Amended Credit Agreement term loan.

     Current maturities under the Company's credit agreement total $25.7 million at June 30, 2003 and includes an estimated excess cash flow payment of $8.8 million due in April 2004.

     Following its acquisition of interests in Panavision, the Company had two operating segments: its Mafco Worldwide flavorings business and its Panavision film equipment business. These two segments operated independently of one another. The Company hoped that its acquisition of these interests in Panavision would allow it to expand beyond a single line of business that is dependent on the tobacco industry. Nevertheless, on December 3, 2002, under the terms of the settlement (the "Settlement") of shareholder litigation described in the Company's Annual Report on Form 10-K, the Company sold to Holdings all of its shares of Panavision, its Notes and the Las Palmas Note in exchange for, among other things, $90.1 million in cash, 1.5 million shares of M & F Worldwide common stock and all of the M & F Worldwide outstanding Series B Preferred Stock. The consummation of the Settlement essentially ended the Company's association with Panavision. Because the Company's two operating segments did not interact, the disposition had no effect on the business of the remaining Mafco Worldwide segment. Due to the cash received in the Settlement, the Company at December 31, 2002 and June 30, 2003, had significant liquidity and capital resources. The Company is again concentrated in a single line of business and dependent on the tobacco products industry.

     Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreement and anticipated cash flow from operating activities, will be sufficient to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future.

     M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $89.2 million in cash and cash equivalents at June 30, 2003, most of which was received in connection with the Settlement. The Company is considering various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions will permit such dividends or distributions.

     In addition, under the Amended Credit Agreement, Pneumo Abex is not permitted to: (a) pay a dividend on, make a payment on account of the purchase, redemption or retirement of, or make any other distribution on any share of any class of its capital stock; (b) loan or advance funds to M & F Worldwide except for expenses necessary to maintain M & F Worldwide's corporate existence and other out-of-pocket expenses in the ordinary course of business resulting from M & F Worldwide's status as a public company; and (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation, other than in the ordinary course of business, to any person who is a significant stockholder or executive officer of M & F Worldwide. At June 30, 2003, the net assets of Pneumo Abex amounted to $199 million.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended June 30, 2003, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report of Form 10-K for the year ended December 31, 2002 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities and from time to time, forward foreign exchange agreements.
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 presents quantitative and qualitative disclosures about market risk as of December 31, 2002. As of June 30, 2003, the Indirect Subsidiary entered into a hedge agreement with a French bank whereby the Indirect Subsidiary, which sells to certain customers in dollars, is committed to purchase 500,000 Euros at a rate of 1.15 to the dollar by December 31, 2003. The unrealized gain or loss on this hedge at June 30, 2003 is not material.


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission's rules and forms.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          There were no material developments in legal proceedings during the three months ended June 30, 2003.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          There were no changes in securities during the three-month period ended June 30, 2003.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no events of default upon senior securities during the three month period ended June 30, 2003.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company's Annual Meeting of Stockholders was held on May 22, 2003.

          (b)  Item not required to be presented.

          (c) At the Annual Meeting of Stockholders, the following matter was voted upon: the election of three persons to the Board of Directors of the Company. The results of the voting for the three directors presented at the Company's Annual Meeting of Stockholders were as follows:

            DESCRIPTION               VOTES FOR      VOTES WITHHELD
            -----------               ---------      --------------
            ELECTION OF DIRECTORS:
            Rosanne F. Coppola        16,157,173        1,075,698
            Howard Gittis             14,864,751        2,368,120
            Paul M. Meister           15,257,196        1,975,675

          There were no abstentions or broker non-votes on the election of Directors.


ITEM 5.   OTHER INFORMATION

          No additional information need be presented.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

           31.1*      Section 302 CEO certification.  Filed herewith.

           31.2*      Section 302 CFO certification.  Filed herewith.

           32.1*      Section 906 CEO certification.  Furnished herewith.

           32.2*      Section 906 CFO certification.  Furnished herewith.

(b)       Reports on Form 8-K

          On April 1, 2003, the Company filed a current report on Form 8-K disclosing the Company's December 31, 2002 financial results.

          On May 8, 2003, the Company filed a current report on Form 8-K disclosing the Company's March 31, 2003 financial results.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   M & F WORLDWIDE CORP.



Date:      August 14, 2003         By:     /S/ Todd J. Slotkin
      -----------------------          ------------------------------------
                                               Todd J. Slotkin
                                          Executive Vice President and
                                            Chief Financial Officer
                                           Principal Financial Officer



Date:      August 14, 2003         By:          /S/ Peter W. Grace
      -----------------------           -----------------------------------
                                                    Peter W. Grace
                                            Principal Accounting Officer