Form 10-Q
period 2003-09-30
M & F WORLDWIDE CORP
filed 2003-11-05
CIK 945235

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                         Commission file number: 1-13780

                            -------------------------

                              M & F WORLDWIDE CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                02-0423416
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

          35 EAST 62ND STREET
           NEW YORK, NEW YORK                             10021
----------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip code)

                                 (212) 572-8600
                          -----------------------------
                          registrant's telephone number
                              including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     As of September 30, 2003, there were 18,371,271 shares of the registrant's Common Stock outstanding, of which 6,828,800 were held by Mafco Consolidated Group Inc., a wholly owned subsidiary of Mafco Holdings Inc.





================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

         Condensed Consolidated Statements of Cash Flows...............................................4

         Notes to Condensed Consolidated Financial Statements..........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................16

Item 4.  Controls and Procedures......................................................................17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................18

Item 2.  Changes in Securities and Use of Proceeds....................................................18

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

                  M & F WORLDWIDE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ---------------------------    -----------------------------
                                                                        2003            2002           2003             2002
                                                                     ------------    -----------    ------------    -------------
Net revenues                                                              $ 22.7         $ 22.2          $ 73.1           $ 73.8
Cost of revenues                                                            11.3           11.4            35.9             36.6
                                                                     ------------    -----------    ------------    -------------

Gross profit                                                                11.4           10.8            37.2             37.2

Selling, general and administrative expenses                                 4.1            3.0            13.2             11.2
                                                                     ------------    -----------    ------------    -------------
Operating income                                                             7.3            7.8            24.0             26.0

Interest income                                                              0.3              -             0.9                -

Interest expense                                                            (0.7)          (0.9)           (2.3)            (3.0)

Other income                                                                 0.9              -             0.9                -
                                                                     ------------    -----------    ------------    -------------
Income from continuing operations before income taxes                        7.8            6.9            23.5             23.0
Provision for income taxes                                                  (0.7)          (2.4)           (6.9)            (9.0)
                                                                     ------------    -----------    ------------    -------------
Net income from continuing operations                                        7.1            4.5            16.6             14.0
Gain (loss) from discontinued business, net of taxes                         0.6           (2.5)            0.6            (10.4)
                                                                     ------------    -----------    ------------    -------------
Net income                                                                   7.7            2.0            17.2              3.6
Preferred stock dividends                                                      -           (0.1)              -             (0.3)
                                                                     ------------    -----------    ------------    -------------
Net income available to shareholders                                       $ 7.7          $ 1.9          $ 17.2            $ 3.3
                                                                     ============    ===========    ============    =============

Basic earnings (loss) per common share:
      Undistributed earnings from continuing operations                   $ 0.38         $ 0.17          $ 0.91           $ 0.52
      Undistributed earnings (loss) from discontinued operations            0.04          (0.10)           0.04            (0.39)
                                                                     ------------    -----------    ------------    -------------
        Total common stock                                                $ 0.42         $ 0.07          $ 0.95           $ 0.13
                                                                     ============    ===========    ============    =============

Diluted earnings (loss) per common share:
      Undistributed earnings from continuing operations                   $ 0.37         $ 0.17          $ 0.88           $ 0.52
      Undistributed earnings (loss) from discontinued operations            0.03          (0.10)           0.04            (0.39)
                                                                     ------------    -----------    ------------    -------------
        Total common stock                                                $ 0.40         $ 0.07          $ 0.92           $ 0.13
                                                                     ============    ===========    ============    =============

Basic and diluted earnings (loss) per preferred share:
      Distributed earnings                                                   $ -         $ 0.01             $ -           $ 0.04
      Undistributed earnings from continuing operations                        -           0.17               -             0.52
      Undistributed loss from discontinued operations                          -          (0.10)              -            (0.39)
                                                                     ------------    -----------    ------------    -------------
        Total preferred stock                                                $ -         $ 0.08             $ -           $ 0.17
                                                                     ============    ===========    ============    =============



            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                                      2003             2002
                                                                                                  -------------     ------------
                                                       ASSETS
Current assets:
      Cash and cash equivalents                                                                        $ 113.2          $ 105.7
      Accounts receivable (net of allowances of $0.1 and $0.1)                                             9.7             13.2
      Inventories                                                                                         55.1             54.7
      Prepaid expenses and other current assets                                                            4.2              4.3
                                                                                                  -------------     ------------
Total current assets                                                                                     182.2            177.9

Property, plant and equipment, net                                                                        19.6             19.4
Goodwill, net                                                                                             39.4             38.2
Other intangible assets, net                                                                             109.5            109.3
Deferred tax asset                                                                                         1.8              0.9
Pension asset                                                                                             14.3             14.2
Other                                                                                                     12.0             13.3
                                                                                                  -------------     ------------
Total assets                                                                                           $ 378.8          $ 373.2
                                                                                                  =============     ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short term borrowings                                                                            $     -            $ 0.7
      Accounts payable                                                                                     4.1              4.6
      Accrued liabilities                                                                                 21.9             21.1
      Current maturities of long-term debt                                                                25.7             25.1
                                                                                                  -------------     ------------

Total current liabilities                                                                                 51.7             51.5

Long-term debt                                                                                            13.1             34.6
Deferred tax liabilities                                                                                   9.9              3.1
Other liabilities                                                                                          7.8              9.9

Commitments and contingencies                                                                                -                -

Stockholders' equity:
      Common stock, par value $.01;  250,000,000 shares authorized; 20,913,171 and
         20,663,171 shares issued at September 30, 2003 and December 31, 2002, respectively                0.2              0.2
      Additional paid-in capital                                                                          31.4             29.4
      Treasury stock at cost
         2,541,900 shares at September 30, 2003 and December 31, 2002                                    (14.8)           (14.8)
      Retained earnings                                                                                  282.3            265.1
      Accumulated other comprehensive loss                                                                (2.8)            (5.8)
                                                                                                  -------------     ------------
            Total stockholders' equity                                                                   296.3            274.1
                                                                                                  -------------     ------------
Total liabilities and stockholders' equity                                                             $ 378.8          $ 373.2
                                                                                                  =============     ============


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                     2003           2002
                                                                                  ------------   ------------
OPERATING ACTIVITIES
Net income                                                                             $ 17.2          $ 3.6
Adjustments to derive net cash provided by continuing operating activities:
      (Gain) loss from discontinued business, net of taxes                               (0.6)          10.4
      Depreciation and amortization                                                       2.9            2.7
      Deferred income taxes                                                               7.4            7.5
      Cash flows from discontinued business                                                 -            1.2
Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                     3.8            2.6
      Decrease in inventories                                                             0.4            0.3
      Increase in accounts payable and accrued expenses                                   1.0            1.4
      Increase in pension asset                                                          (0.1)          (0.7)
      Decrease in prepaid expenses and other current assets                               0.2            2.8
      Other, net                                                                         (3.3)           0.3
                                                                                  ------------   ------------
        Net cash provided by continuing operating activities                             28.9           32.1

INVESTING ACTIVITIES
Capital expenditures                                                                     (1.7)          (0.6)
                                                                                  ------------   ------------
        Net cash used in investing activities                                            (1.7)          (0.6)

FINANCING ACTIVITIES
Proceeds from notes payable and credit agreements                                           -            1.5
Repayments of notes payable and credit agreements                                       (21.7)         (16.5)
Proceeds from stock options exercised                                                     1.9              -
Preferred stock dividends                                                                   -           (0.3)
                                                                                  ------------   ------------
        Net cash used in financing activities                                           (19.8)         (15.3)

Effect of exchange rate changes on cash                                                   0.1            0.1

Net increase in cash and cash equivalents                                                 7.5           16.3
Cash and cash equivalents at beginning of period                                        105.7            3.9
                                                                                  ------------   ------------
Cash and cash equivalents at end of period                                            $ 113.2         $ 20.2
                                                                                  ============   ============

Supplemental disclosure of cash paid for:
      Interest                                                                          $ 2.3          $ 4.4
      Taxes paid, net of refunds                                                          1.6            1.4


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

     The Company produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France, and Xianyang Shaanxi, China. Over 70% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress(R). The Company manufactures and sells other flavor products and plants products, which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health foods.

     At September 30, 2003, Holdings' indirect beneficial ownership of M & F Worldwide represents 37.2% of the outstanding M & F Worldwide common stock.

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

     The amounts of revenue, pre-tax loss and net loss reported in discontinued operations related to Panavision for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

                           THREE MONTHS ENDED         NINE MONTHS ENDED
                              SEPTEMBER 30,             SEPTEMBER 30,
                          ----------------------   ------------------------
                             2003        2002         2003         2002
                          -----------  ---------   -----------  -----------
     Revenue                  $  -      $52.5          $  -      $ 141.4
     Pre-tax loss                -       (1.9)            -        (14.4)
     Net gain (loss)           0.6       (2.5)          0.6        (10.4)

     In the third quarter of 2003, the Company recorded a gain of $0.6 million in discontinued operations resulting from the finalization of its 2002 tax returns. The gain relates to a change in the estimate of the Company's tax attributes that Panavision used while it was included in the Company's consolidated tax return.

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

     There were no stock options granted by the Company in the third quarter or first nine months of 2003. The Company granted 465,000 shares of stock options in the first quarter of 2002 at an exercise price equal to the market value of the Company's stock on the date of grant and accordingly, no compensation cost has been recognized for these stock options issued in the first quarter of 2002.

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

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                           -----------------------   -----------------------
                                                             2003         2002          2003        2002
                                                           ----------  -----------   -----------  ----------
Net income, as reported                                        $ 7.7        $ 2.0        $ 17.2       $ 3.6

Less:  total stock-based employee compensation
  expense determined under fair value method
  for all awards, net of related tax effects                       -            -          (0.1)          -
                                                           ----------  -----------   -----------  ----------
Pro forma net income                                           $ 7.7        $ 2.0        $ 17.1       $ 3.6
                                                           ==========  ===========   ===========  ==========

Earnings per common share:

Basic earnings per common share - as reported                 $ 0.42       $ 0.07        $ 0.95      $ 0.13
Basic earnings per common share - pro forma                   $ 0.42       $ 0.07        $ 0.94      $ 0.13

Diluted earnings per common share - as reported               $ 0.40       $ 0.07        $ 0.92      $ 0.13
Diluted earnings per common share - pro forma                 $ 0.40       $ 0.07        $ 0.91      $ 0.13

4. INVENTORIES

     Inventories consist of the following:

                                             SEPT. 30,       DEC. 31,
                                                2003           2002
                                            -------------   ------------
     Raw Materials                                $ 43.6         $ 42.0
     Work-in-progress                                0.4            0.3
     Finished Goods                                 11.1           12.4
                                            -------------   ------------
                                                  $ 55.1         $ 54.7
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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


6. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     Since the Settlement, the Company has one business segment, which is the production of licorice flavors used primarily by the tobacco and food industries. The following table presents revenue and other financial information by geographic region for the business segment:

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          -----------------------    -----------------------
                                                          SEPT. 30,    SEPT. 30,     SEPT. 30,   SEPT. 30,
                                                            2003         2002          2003         2002
                                                          ----------   ----------    ----------  -----------
Net sales to external customers (a)
        North America (b)                                    $ 19.2       $ 19.2        $ 62.2       $ 63.6
        France                                                  3.5          3.0          10.9         10.2
                                                          ----------   ----------    ----------  -----------
        Total                                                $ 22.7       $ 22.2        $ 73.1       $ 73.8
                                                          ==========   ==========    ==========  ===========

Operating income (loss)
        North America (b)                                     $ 8.1        $ 8.2        $ 27.2       $ 28.1
        France                                                  0.8          0.6           2.1          2.5
        Corporate                                              (0.9)        (0.2)         (2.8)        (1.3)
                                                          ----------   ----------    ----------  -----------
           Subtotal                                             8.0          8.6          26.5         29.3

     Corporate expenses                                        (0.7)        (0.8)         (2.5)        (3.3)
                                                          ----------   ----------    ----------  -----------

     Operating income                                         $ 7.3        $ 7.8        $ 24.0       $ 26.0
                                                          ==========   ==========    ==========  ===========

(a)  Revenues reported by country of domicile.
(b) Includes export sales of $7.1 and $6.8 for the three months ended September 30, 2003 and 2002, respectively, and $21.5 and $21.2 for the nine months ended September 30, 2003 and 2002, respectively.

7. COMPREHENSIVE INCOME

     For the three months ended September 30, 2003 and 2002, comprehensive income amounted to $8.1 and $1.9, respectively. For the nine months ended September 30, 2003 and 2002, comprehensive income amounted to $20.3 and $6.1, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


8. NET INCOME PER SHARE

     The basic and diluted per share data is based on the weighted average number of preferred and common shares outstanding during the following periods (in millions):

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     -----------------------         -----------------------
                                                     SEPT. 30,     SEPT. 30,         SEPT. 30,     SEPT. 30,
                                                       2003          2002              2003          2002
                                                     ----------    ---------         ----------    ---------
Basic weighted average shares outstanding:
     Common stock                                         18.3         19.6               18.2         19.6
     Preferred stock                                         -          6.9                  -          6.9
                                                     ----------    ---------         ----------    ---------
        Total shares outstanding                          18.3         26.5               18.2         26.5
                                                     ==========    =========         ==========    =========


Diluted weighted average shares outstanding:
     Common stock                                         19.1         19.8               18.8         19.7
     Preferred stock                                         -          6.9                  -          6.9
                                                     ----------    ---------         ----------    ---------
        Total shares outstanding                          19.1         26.7               18.8         26.6
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

     On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 of letters of credit outstanding at both September 30, 2003 and December 31, 2002 in connection with the Reimbursement Agreement.

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

     The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. Certain claims for allegedly defective pricing made by the government with respect to certain of these aerospace product sales were retained by Pneumo Abex in the Aerospace sale. One such claim was resolved in September 2003 for $0.4 and one remains outstanding. Pneumo Abex contests the allegations made by the government and has been attempting to resolve the remaining matter without litigation.

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

     As of September 30, 2003 and December 31, 2002, Pneumo Abex retained $5.8 and $3.3, respectively, of insurance reimbursement in respect of the Recoupment/Setoff Claim. Of the total Recoupment/Setoff Claim, Pneumo Abex has alleged that at least $0.8 relates to expenses incurred on its behalf by a subsidiary of MCG in procuring insurance reimbursements for amounts that the Second Indemnitor paid pursuant to its indemnity obligations to Pneumo Abex.

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

10. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required. The adoption of SFAS No. 145 did not have a material impact on the Company's financial statements for the three and nine month periods ended September 30, 2003 and 2002. The adoption of SFAS No. 145 will require $0.2 of extraordinary loss, net in 2001 to be reclassified into income from continuing operations in the Company's annual financial statements filed in its 2003 Annual Report on Form 10-K.

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

     On April 19, 2001, the Company acquired Panavision and on December 3, 2002, the Company divested itself of Panavision. The results of Panavision's operations for the three and nine months ended September 30, 2003 and 2002 have been presented as discontinued operations.

     This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Critical Accounting Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

CONSOLIDATED OPERATING RESULTS

     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     A significant portion of the Company's sales are to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United States, although worldwide consumption of tobacco products has remained stable or grown slightly. Net revenues increased by $0.5 million, or 2.3%, to $22.7 million in the 2003 period from $22.2 million in the 2002 period. The Company's domestic revenues were the same in the 2003 period as compared to the 2002 period. The Company's domestic revenues from the tobacco industry worldwide increased by $0.6 million, while domestic revenues from the Company's confectionary, nutraceutical and spice customers decreased by $0.6 million. The decline in domestic confectionary revenues of $0.2 million results from the mix of products sold to customers which had lower selling prices, while the decrease in domestic sales to the Company's nutraceutical and spice customers of $0.4 million can be attributed to the Company's decision to discontinue selling certain of these products. The Company's French subsidiary had a revenue increase of $0.5 million due to higher average selling prices and a $0.3 million foreign exchange translation effect on its Euro sales.

     Cost of revenues was $11.3 million in the 2003 period and $11.4 million in the 2002 period, a decrease of $0.1 million. The decrease in cost of revenues, despite slightly higher sales, results from the mix of products sold. As a percentage of revenues, cost of revenues was 49.8% in the 2003 period and 51.4% in the 2002 period.

     Gross profit was $11.4 million in the 2003 period and $10.8 million in the 2002 period. As a percentage of revenues, the gross profit was 50.2% in the 2003 period and 48.6% in the 2002 period.

     Selling, general and administrative expenses were $4.1 million in the 2003 period and $3.0 million in the 2002 period. The increase was primarily due to higher insurance costs, legal fees and lower pension income from an overfunded pension plan in the 2003 period compared to the 2002 period. Pension income in the 2003 period was $0.1 million compared to $0.3 million in the 2002 period.

     Operating income was $7.3 million in the 2003 period and $7.8 million in the 2002 period. The decrease of $0.5 million was a result of lower domestic operating income of $0.1 million, higher operating income at the Company's French subsidiary of $0.2 million and higher corporate expenses of $0.6 million.

     Interest income was $0.3 million in the 2003 period and insignificant in the 2002 period due to interest income on cash invested with the proceeds from the Settlement.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


     Interest expense in 2003 of $0.7 million was $0.2 million lower than 2002 due to lower debt outstanding during the 2003 period.

     Other income was $0.9 million during the 2003 period and insignificant in the 2002 period. The increase results from the reduction of a liability associated with the resolution of a certain claim made by the U.S. Government for allegedly defective pricing with respect to product sales made by the former Aerospace business of the Company.

     The provision for income taxes as a percentage of income from continuing operations was 9.0% in 2003 and 34.8% in 2002. The decrease was the result of a lower state tax rate and the reversal of reserves for certain prior year issues due to the resolution of uncertainties in 2003.

     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     A significant portion of the Company's sales are to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United States, although worldwide consumption for tobacco products has remained stable or grown slightly. Net revenues decreased by $0.7 million, or 1.0%, to $73.1 million in the 2003 period from $73.8 million in the 2002 period. The Company's domestic revenues decreased by $1.4 million in the 2003 period as compared to the 2002 period. Increases in domestic revenues of $0.8 million to the tobacco industry worldwide were more than offset by decreases of $0.6 million in domestic revenues from the Company's confectionary customers and $1.6 million in lower revenues from the Company's United States non-licorice, nutraceutical and spice customers. The decline in confectionary revenues was a result of the mix of products sold to customers which had lower selling prices. The decrease in United States non-licorice sales resulted from the Company's decision to discontinue selling certain of these products. The Company's foreign sales increased by $0.7 million due to a $1.7 million exchange translation effect on its Euro sales offset in part by lower average selling prices.

     Cost of revenues was $35.9 million in the 2003 period and $36.6 million in 2002. The decrease of $0.7 million was due primarily to the lower revenues. As a percentage of revenues, cost of revenues was 49.1% in 2003 and 49.6% in 2002.

     Gross profit was $37.2 million in both the 2003 and 2002 periods.

     Selling, general and administrative expenses were $13.2 million in the 2003 period and $11.2 million in the 2002 period, an increase of $2.0 million. The increase was primarily due to higher insurance costs, legal fees, pension reversion costs and lower pension income from an overfunded pension plan in the 2003 period as compared to the 2002 period. Pension income in the 2003 period was $0.2 million compared to $0.8 million in the 2002 period.

     Operating income was $24.0 million in the 2003 period and $26.0 million in the 2002 period. The decrease of $2.0 million was a result of lower domestic operating income of $0.9 million, lower operating income at the Company's French subsidiary of $0.4 million and higher corporate expenses of $0.7 million.

     Interest income was $0.9 million in the 2003 period and insignificant in the 2002 period. The increase was primarily due to interest income on the cash invested with the proceeds from the Settlement.

     Interest expense was $2.3 million in the 2003 period and $3.0 million in the 2002 period. The decrease was due to lower outstanding debt in the 2003 period.

     Other income was $0.9 million during the 2003 period and insignificant in the 2002 period. The increase results from the reduction of a liability associated with the settlement of certain claims made by the U.S. Government for allegedly defective pricing with respect to product sales made by the former Aerospace business of the Company.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


     The provision for income taxes as a percentage of income from continuing operations was 29.4% in the 2003 period and 39.1% in the 2002 period. The decrease was due to a lower state tax rate and the reversal of reserves for certain prior year issues due to the resolution of uncertainties in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first nine months of 2003 was $28.9 million compared to $32.1 million in the first nine months of 2002. The decrease in net cash provided by operating activities of $3.2 million was primarily caused by a change in the components of working capital.

     Net cash used in investing activities, all for capital expenditures, was $1.7 million for the nine months ended September 30, 2003 and $0.6 million for the same period in 2002. The increase in 2003 of $1.1 million was primarily due to expenditures for a new boiler in the Company's Camden, New Jersey facility.

     Net cash used in financing activities totaled $19.8 million in the nine month period ended September 30, 2003 primarily as a result of scheduled debt repayments of $21.7 million offset in part by cash provided by the proceeds from the exercise of stock options of $1.9 million. Included in the debt repayments was an annual excess cash flow payment of $8.7 million. Cash used of $15.3 million in the nine month period ended September 30, 2002 resulted from net repayments of borrowings, including an annual excess cash flow payment of $4.2 million, and dividend payments made on preferred stock.

     As of September 30, 2003, debt outstanding was comprised of $38.8 million outstanding under the Amended Credit Agreement term loan.

     Current maturities under the Company's credit agreement total $25.7 million at September 30, 2003 and includes an estimated excess cash flow payment of $8.8 million due in April 2004.

     Following its acquisition of interests in Panavision, the Company had two operating segments: its Mafco Worldwide flavorings business and its Panavision film equipment business. These two segments operated independently of one another. The Company hoped that its acquisition of these interests in Panavision would allow it to expand beyond a single line of business that is dependent on the tobacco industry. Nevertheless, on December 3, 2002, under the terms of the settlement (the "Settlement") of shareholder litigation described in the Company's Annual Report on Form 10-K, the Company sold to Holdings all of its shares of Panavision, its Notes and the Las Palmas Note in exchange for, among other things, $90.1 million in cash, 1.5 million shares of M & F Worldwide common stock and all of the M & F Worldwide outstanding Series B Preferred Stock. The consummation of the Settlement essentially ended the Company's association with Panavision. Because the Company's two operating segments did not interact, the disposition had no effect on the business of the remaining Mafco Worldwide segment. Due to the cash received in the Settlement, the Company at December 31, 2002 and September 30, 2003, had significant liquidity and capital resources. The Company is again concentrated in a single line of business and dependent on the tobacco products industry.

     Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreement and anticipated cash flow from operating activities, will be sufficient to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future.

     M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $91.1 million in cash and cash equivalents at September 30, 2003, most of which was received in connection with the Settlement. The Company is considering various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


distribute funds to M & F Worldwide or that applicable state law and contractual restrictions will permit such dividends or distributions.

     In addition, under the Amended Credit Agreement, Pneumo Abex is not permitted to: (a) pay a dividend on, make a payment on account of the purchase, redemption or retirement of, or make any other distribution on any share of any class of its capital stock; (b) loan or advance funds to M & F Worldwide except for expenses necessary to maintain M & F Worldwide's corporate existence and other out-of-pocket expenses in the ordinary course of business resulting from M & F Worldwide's status as a public company; and (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation, other than in the ordinary course of business, to any person who is a significant stockholder or executive officer of M & F Worldwide. At September 30, 2003, the net assets of Pneumo Abex amounted to $206 million.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended September 30, 2003, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report of Form 10-K for the year ended December 31, 2002 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities and from time to time, forward foreign exchange agreements.
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 presents quantitative and qualitative disclosures about market risk as of December 31, 2002. As of September 30, 2003, the Indirect Subsidiary entered into an agreement with a French bank whereby the Indirect Subsidiary, which sells to certain customers in dollars, is committed to purchase 500,000 Euros at a rate of 1.15 to the dollar by December 31, 2003. The unrealized gain or loss on this commitment at September 30, 2003 is not material.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                     PART II

ITEM 1.    LEGAL PROCEEDINGS
           There were no material developments in legal proceedings during the three months ended September 30, 2003.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           There were no changes in securities during the three-month period ended September 30, 2003.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no events of default upon senior securities during the three month period ended September 30, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           There were no matters submitted to Security Holders during the three month period ended September 30, 2003.

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

           31.1*      Section 302 CEO certification.  Filed herewith.

           31.2*      Section 302 CFO certification.  Filed herewith.

           32.1*      Section 906 CEO certification.  Furnished herewith.

           32.2*      Section 906 CFO certification.  Furnished herewith.

(b)        Reports on Form 8-K

           On August 18, 2003, the Company filed a current report on Form 8-K disclosing the Company's June 30, 2003 financial results.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             M & F WORLDWIDE CORP.



Date: November 5, 2003       By:            /S/ Todd J. Slotkin
      ------------------         -----------------------------------------------
                                              Todd J. Slotkin
                           Executive Vice President and  Chief Financial Officer
                                        Principal Financial Officer



Date: November 5, 2003       By:            /S/ Peter W. Grace
      ------------------         -----------------------------------------------
                                              Peter W. Grace
                                       Principal Accounting Officer