Form 10-K
period 2003-12-31
M & F WORLDWIDE CORP
filed 2004-03-15
CIK 945235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] Yes No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [X] Yes [ ]No

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (using the New York Stock Exchange closing price as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $81,639,389. The number of shares of Common Stock outstanding as of March 5, 2004 was 18,386,804.

         Portions of the registrant's 2004 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

         THIS FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT.

                           M & F WORLDWIDE CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                                               PAGE

                                     PART I

Item 1        Business......................................................................................     3

Item 2        Properties....................................................................................     9

Item 3        Legal Proceedings.............................................................................     9

Item 4        Submission of Matters to a Vote of Security Holders...........................................    10


                                     PART II

Item 5        Market for Registrant's Common Equity and Related Stockholders Matters........................    11

Item 6        Selected Financial Data.......................................................................    11

Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................................    13

Item 7A       Quantitative and Qualitative Disclosures about Market Risks...................................    22

Item 8        Financial Statements and Supplementary Data...................................................    23

Item 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure......................................................................    23

Item 9A       Controls and Procedures.......................................................................    23


                                    PART III

Item 10       Directors and Executive Officers of the Registrant............................................     *

Item 11       Executive Compensation........................................................................     *

Item 12       Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters...............................................................     *

Item 13       Certain Relationships and Related Transactions................................................     *

Item 14       Principal Accountant Fees and Services........................................................     *

                                     PART IV

Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    25



--------------------------------

* Incorporated by reference from M & F Worldwide Corp. 2004 Proxy Statement

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

         M & F Worldwide has been a public company since June 15, 1995, when shares of its common stock, par value $.01 per share (the "M & F Worldwide Common Stock"), were publicly distributed to existing stockholders of Abex Inc. ("Abex"), M & F Worldwide's former parent, in connection with the merger (the "Abex Merger") of Abex and a wholly owned subsidiary of Holdings and the related transfer (the "Transfer") to a subsidiary of Mafco Consolidated Group Inc. ("MCG"), the company resulting from the Abex Merger and currently a wholly owned subsidiary of Holdings, of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), which continued to be owned by M & F Worldwide. The Company sold Aerospace to Parker Hannifin Corporation in April 1996.

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

         At December 31, 2003, Holdings' indirect beneficial ownership of M & F Worldwide represented 38.3% of the outstanding M & F Worldwide Common Stock.

(B)      INDUSTRY SEGMENTS

         Subsequent to the Settlement, the Company has one segment, which is the production of flavorings, primarily licorice flavorings, for sale to the tobacco and confectionery industries.

(C)      NARRATIVE DESCRIPTION OF BUSINESS

         The Company produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France; and Xianyang Shaanxi, People's Republic of China. Over 70% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice flavorings to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company manufactures and sells other flavor products and plant products, which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health foods.

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

PRODUCTS AND MANUFACTURING

         LICORICE FLAVORING AGENTS. The Company produces a variety of licorice products from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey; Gardanne, France; and Xianyang Shaanxi, People's Republic of China. The Company selects licorice root from various sources to optimize flavoring and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semi fluid or blocks, depending on the customer's requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with intermediary licorice flavors from other producers and non-licorice ingredients to produce licorice flavors that meet the individual customer's requirements. Licorice extract can be further purified to produce licorice derivatives. The Company maintains finished goods inventories of sufficient quantity to normally provide immediate shipment to its tobacco and non-tobacco customers.

         NON-LICORICE FLAVORING AGENTS AND PLANT PRODUCTS. The Company also sells flavoring agents and plant products to the tobacco, spice, pharmaceutical and health food industries. The Company cleans, grinds or cuts raw spices, herbs and plant products into finished products.

RAW MATERIALS

         Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant's roots, which can be up to several inches thick and up to 25 feet long, are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, the Company acquires the root in local markets for shipment to the Company's processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by the Company originates in Afghanistan, the People's Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan, Syria and Turkey. Through many years of experience, the Company has developed extensive knowledge and relationships with its suppliers in these areas. Although the amount of licorice root the Company purchases from any individual source or country varies from year to year depending on cost and quality, the Company endeavors to purchase some licorice root from all available sources. This enables the Company to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomic, the Company will be able to replace that source with licorice root from another area or supplier. The unrest in Afghanistan did not have a significant effect on the Company's total root supply, and root supplies, which had been interrupted in 2001, resumed in 2002. During 2003, the Company had numerous suppliers of root and one vendor who supplied over 50% of the Company's total root purchases. The Company tries to maintain a sufficient licorice raw material inventory and open purchase contracts to meet normal production needs for three years. At December 31, 2003, the Company had on hand a supply of licorice raw material approaching three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore the Company has experienced little, if any, material spoilage. The Company has been able to obtain licorice raw materials without interruption since World War II, even though there has been periodic instability in the areas of the world where licorice raw materials are obtained.

         In addition to licorice root, the Company also uses intermediary licorice flavors produced by the Company's Chinese factory and purchases them from other manufacturers for use as a raw material. These flavors are available from producers primarily in the People's Republic of China and Central Asia in quantities sufficient to meet the Company's current requirements and anticipated requirements for the foreseeable future. During 2003, the Company had numerous suppliers of intermediary licorice flavors of which one supplied over 20% of total purchases.

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

         In 2003, the Company's ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 64% of the Company's net revenues and one customer, Altria Group Inc., accounted for approximately 33% of the Company's 2003 net revenues. If Altria Group Inc. were to stop purchasing licorice from the Company, it would have a significant adverse effect on the financial results of the Company.

COMPETITION

         The Company's position as the largest manufacturer of licorice flavors in the world arises from its long-standing ability to provide its customers with a steady supply of high quality and consistent products, together with superior technical support. Producing licorice flavors of consistently high quality requires an experienced work force, careful manufacturing and rigorous quality control. The Company's long-term relationships and knowledge of the licorice root market are of great value in enabling it to consistently acquire quality raw materials. Although the Company could face increased competition in the future, the Company currently encounters limited competition in sales of licorice flavors to tobacco companies in many of its markets as a result of the factors described above and the large investments in inventories of raw materials and production facilities that are required to adequately fulfill its customers' needs. Other markets in which the Company operates, particularly the confectionery licorice market in Europe, are more competitive. Significant competing producers of licorice flavors are government-owned and private corporations in the People's Republic of China and Iran and a private corporation based in Israel.

THE TOBACCO INDUSTRY

         Developments and trends within the tobacco industry may have a material effect on the operations of the Company.

         During the period from 1999-2003, U.S. cigarette consumption declined at an estimated average rate of 1.2% per year due to the significant price increases by the cigarette manufacturers in order to recover costs of the 1998 settlement with the state attorneys general, greater health awareness of health risks by consumers, continuing restrictions on smoking areas and sales tax increases on cigarettes. Exports of cigarettes by U.S. manufacturers decreased at an estimated average rate of 8.3% per year from 1999-2003. The decrease in exports is due to higher offshore production of U.S. brands. In response to the popularity of U.S. brands, foreign manufacturers also produce American blend cigarettes. The Company also sells certain of its products to offshore manufacturers of American blend cigarettes.

         Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. U.S. production of chewing tobacco products has steadily declined for more than a decade and from 1999-2003 it has declined on average by 5.2% per year. Consumption has declined because chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970s and has increased on average 3.1% per year from 1999-2003 due at least in part to the shift away from cigarettes and other types of smoking tobacco.

         Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels, as well as in foreign countries. Together with changing public attitudes toward tobacco products, a constant expansion of tobacco regulations in the U.S. since the early 1970s has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images, product constituent limitations and a general increase in taxes.

         For more than 35 years, the sale and use of tobacco products has been subject to opposition from government and health officials in the U.S. and other countries due to claims that tobacco consumption is harmful to an individual's health. In addition, the World Health Organization ("WHO") has identified smoking as a significant world health risk. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state, federal and foreign taxes on cigarettes have resulted in lower tobacco consumption, which is likely to continue in the future. The Company cannot predict the future course of tobacco regulation. Any substantial increase in tobacco regulation may adversely affect tobacco product sales, which could indirectly have a material adverse effect on the Company.

         In the last several years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. As a result of settlements in certain of this litigation, the cigarette companies have significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Since 1999, cigarette consumption in the U.S. has decreased approximately 4.6% because of the higher prices of cigarettes, the increased emphasis on the health effects of cigarettes and the continuing restrictions on smoking areas. At this time the Company is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on the Company's financial performance. There can be no assurance that there will not be an increase in health-related litigation against the tobacco industry or that the Company, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on the Company.

         The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased or proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. The Company is unable to predict the likelihood of enactment of such proposals or the extent to which enactment of such proposals would affect tobacco sales. A significant reduction in consumption of cigarettes and other tobacco products could have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

         The Company is subject to all state and federal environmental laws. During 2003, the Company replaced the oil-fired boilers in its Camden, New Jersey facility with a new gas fired boiler in order to bring the Company into compliance with current regulations. The cost was approximately $1.2 million, and management believes that the Company's operations are in substantial compliance with all applicable environmental laws. Although no other material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that the Company will not incur costs in the future relating to environmental matters that would have a material adverse effect on the Company's business or financial condition.

SEASONALITY

         The licorice flavor business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first seven months of the year.

SALES BACKLOG

         The sales backlog of the Company at any time is generally not significant. Domestic and foreign orders from tobacco and non-tobacco customers are received with shipment requirements annually, quarterly, monthly or weekly depending upon the customer's needs. Certain confectionery and health food customers negotiate annual contracts, which were not significant at December 31, 2003.

EMPLOYEES

         At December 31, 2003, the Company had approximately 249 employees. The Company has 109 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 2005. Management believes that its employee relations are good.

CORPORATE INDEMNIFICATION MATTERS

         GENERAL

         The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In connection with the Abex Merger in 1995, a subsidiary of Abex, M & F Worldwide, Pneumo Abex and another subsidiary of M & F Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, Pneumo Abex retained the assets and liabilities relating to Aerospace, as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

         The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the Indemnity Guarantor would fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor. During the third quarter of 2002, the Indemnity Guarantor repaid the Company, following an arbitration between the Company and the Indemnity Guarantor, $3.5 million that the Company had advanced for indemnified matters.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2003, the Company incurred or expected to incur approximately $525,000 of unindemnified costs, as to which it either has received or expects to receive approximately $393,000 in insurance reimbursements for matters pending or settled during 2003. Management does not expect these unindemnified matters to have a material adverse effect on the Company's financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

         The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex's and its predecessor's operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business, which Pneumo Abex sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities are the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

         It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any environmental site due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $100.0 million.

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to one site not part of the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 million of letters of credit outstanding at both December 31, 2003 and 2002, respectively, in connection with the Reimbursement Agreement.

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

         The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. The Company retained in the Aerospace sale certain claims for allegedly defective pricing made by the government with respect to certain of these products. During 2003, the Company resolved one of those matters at a cost of $0.4 million. In the remaining matter, the Company contests the allegations made by the government and has been attempting to resolve the matter without litigation.

         In addition, various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         FEDERAL-MOGUL BANKRUPTCY

         As noted above in "--General," the Second Indemnitor ceased performing, upon filing its Chapter 11 petition, the indemnity and other obligations that it owed to Pneumo Abex under the 1994 agreements entered into in connection with the sale of Pneumo Abex's Friction Products Division ("the "1994 Sale Agreements"). As a result, Pneumo Abex asserted claims for breach of such indemnity and other obligations, and, in connection with such breaches, Pneumo Abex asserted its rights of recoupment and setoff (the "Recoupment/Setoff Claim"), recognized under bankruptcy law, against $5.6 million in insurance reimbursements that came into Pneumo Abex's possession but that Pneumo Abex would otherwise have been obliged to turn over to the Second Indemnitor under the 1994 Sale Agreements had the Second Indemnitor continued to perform. Pending the resolution of the Recoupment/Setoff Claim, Pneumo Abex recorded in accounts payable an amount equal to the full value of the claim.

         During December 2003, Pneumo Abex reached an agreement with the Second Indemnitor and certain other parties, subsequently confirmed by the bankruptcy court, pursuant to which Pneumo Abex paid to the Second Indemnitor $3.0 million in 2004. Of the remainder it retained, Pneumo Abex paid $0.7 million in 2004 to a subsidiary of MCG in accordance with the Transfer Agreement to reimburse expenses that the subsidiary incurred on behalf of Pneumo Abex while procuring the insurance reimbursements. Pneumo Abex recorded a gain of $1.9 million in the fourth quarter of 2003 for the amount it retained.

AVAILABILITY OF CERTAIN DOCUMENTS CONCERNING THE COMPANY

         The Company does not currently maintain a website. Current versions of the following documents are available without charge upon request to the Secretary, M & F Worldwide Corp., 35 East 62nd Street, New York, New York 10021:

         o The Company's Code of Business Conduct, which includes its Code of Financial Ethics for Senior Financial Officers.

         o The charters for all standing committees of the Company's Board of Directors, namely its Audit, Compensation and Nominating/Governance Committees.

         o        The Company's Corporate Governance Guidelines.

         o The policy that the Nominating/Governance Committee of the Company's Board of Directors adopted concerning criteria for the nomination of candidates to the Board of Directors.

        Paper copies of this annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, any current report on Form 8-K and any amendment to any of these documents are similarly available.

ITEM 2.  PROPERTIES

         The Company's principal properties are as follows:

                                                                                          OWNED                 APPROXIMATE
                                                                                            OR                  FLOOR SPACE
                 LOCATION                                       USE                       LEASED               (SQUARE FEET)
                 --------                                       ---                       ------               -------------
Camden, New Jersey                          Licorice manufacturing, warehousing and       Owned                   390,000
                                            administration
Pennsauken, New Jersey                      Warehousing                                   Leased(a)                40,000
Camden, New Jersey                          Warehousing                                   Leased(b)                48,000
Gardanne, France                            Licorice manufacturing and administration     Owned                    48,900
Richmond, Virginia                          Manufacturing  and  administration  for non-  Owned                    65,000
                                            licorice products
Shaanxi, People's Republic of China         Licorice manufacturing and administration     Owned(c)                 28,300


---------------------
(a)      Lease expires in September 2005 with an option to renew to 2007.
(b)      Lease expires in December 2004 with options to renew to 2006.
(c) The land that the Chinese factory occupies comprises 5,546 sq. meters and is leased until 2009.

ITEM 3.  LEGAL PROCEEDINGS

         Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, safety and health matters and other matters. The Company is involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

         The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. The Company retained in the Aerospace sale certain claims for allegedly defective pricing made by the U.S. Government with respect to certain of these products. During 2003, the Company resolved one of those matters at a cost of $0.4 million. In the remaining matter, the Company contests the allegations made by the U.S. Government and has been attempting to resolve the matter without litigation.

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

         In July 2002, during the trial of the Consolidated Action, the parties reached the Settlement concerning the resolution and ultimate dismissal of the Consolidated Action and the action challenging the Vannini settlement. Under the terms of the Settlement, approved by the Chancery Court, Holdings (i) acquired
(a) the shares of Panavision common stock that the Company purchased in April 2001, (b) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (c) the Notes that Pneumo Abex acquired in November 2001, and (d) the Las Palmas Note, and (ii) delivered to the Company $90.1 million in cash and all of the shares of Company's common stock and Series B Preferred Stock that Holdings had acquired since April 2001. In addition, all agreements entered into in connection with the Panavision Acquisition and the December 2001 issuance of Series B Preferred Stock were terminated.

         In a separate agreement contemporaneous with the Settlement, the Company's insurance carrier agreed to reimburse $2.0 million of the amount that the Company paid in connection with the Vannini settlement, and certain attorneys' fees and expenses awarded by the court in connection with the Settlement.

         The Company incurred various legal and related costs in connection with the defense of the shareholder lawsuits that were reimbursed by insurance. The Company had unreimbursed legal and related expenses of $3.6 million, which the Company included in discontinued operations for 2002 and 2001, net, in the accompanying condensed consolidated statements of operations.

         During the third quarter of 2002, the Company's indirect wholly owned French subsidiary (the "Indirect Subsidiary") received official notice from the French tax administration that certain interest payments made on a note payable to the Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately 1.8 million Euros ($2.2 million as of December 31, 2003) for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities' position and is in the process of appealing the assessment. As part of its appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of 1.4 million Euros ($1.8 million as of December 31, 2003). The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or litigation. In addition, the Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998, of which several years are currently under audit.

         See Item 1. (C) Narrative Description of Business; Tobacco Industry; and Corporate Indemnification Matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No one sought a vote of security holders during the fourth quarter of 2003.

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

                                               HIGH              LOW
                                               ----              ---
CALENDAR 2002
   First Quarter                              $5.10             $2.25
   Second Quarter                              4.70              2.80
   Third Quarter                               5.72              3.74
   Fourth Quarter                              5.64              4.53

CALENDAR 2003
   First Quarter                               7.55              5.50
   Second Quarter                              8.08              7.00
   Third Quarter                               9.73              7.49
   Fourth Quarter                             14.70              9.74



         The number of holders of record of the M & F Worldwide Common Stock as of March 5, 2004 was 11,891.

         The Company has not paid any cash dividend on the M & F Worldwide Common Stock to date and does not intend to pay regular cash dividends on the M & F Worldwide Common Stock. The Company's Board of Directors will review the Company's dividend policy from time to time in light of the Company's results of operations and financial position and such other business considerations as the Board of Directors considers relevant. Pneumo Abex's credit agreement limits its ability to pay dividends to the Company, which in turn may limit the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations---Liquidity and Capital Resources" and the Notes to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

         In order to protect the availability of the Company's net operating loss carryforwards, the Company's charter prohibits, subject to certain exceptions, transfers of M & F Worldwide Common Stock, until such date as fixed by the Company's Board of Directors, to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding M & F Worldwide Common Stock. The Company believes that the transfer restriction in the Company's charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

         During the fourth quarter of 2003, the Company did not repurchase any of its equity securities.

         The Chief Executive Officer of the Company will certify to the NYSE in March 2004 that he is not aware of any violation by the Company of the NYSE's corporate governance listing standards.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2003.

         On April 19, 2001, the Company acquired Panavision (see Note 1 and Note 2 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). On December 3, 2002, the Company divested itself of Panavision pursuant to the Settlement. The Company presents the results of Panavision's operations from April 19, 2001 until December 3, 2002 as discontinued operations.

         The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------
                                                                        2003       2002       2001       2000       1999
                                                                        ----       ----       ----       ----       ----
STATEMENT OF INCOME DATA:                                                   (in millions, except per share amounts)
Net revenues                                                            $95.7     $ 96.9      $98.4      $93.1      $97.3
Cost of revenues                                                         46.3       47.3       51.6       49.2       51.2
                                                                        -----     ------      -----      -----      -----
Gross profit                                                             49.4       49.6       46.8       43.9       46.1
Selling, general and administrative expenses                             17.3       14.5       15.6        8.9       11.6
Gain on pension reversion                                                 -          -        (11.1)       -          -
                                                                        -----     ------      -----      -----      -----
Operating income                                                         32.1       35.1       42.3       35.0       34.5
Interest income                                                           1.2        0.3        0.8        0.1        0.1
Interest expense                                                         (2.9)      (4.1)      (5.0)      (3.1)      (2.8)
Other income (expense), net                                               2.7       (0.5)      (1.0)       0.2        0.1
                                                                        -----     ------      -----      -----      -----
Income from continuing operations before income taxes                    33.1       30.8       37.1       32.2       31.9
Income taxes                                                            (10.5)     (12.2)     (18.7)     (13.1)     (12.8)
                                                                        -----     ------      -----      -----      -----
Income from continuing operations                                        22.6       18.6       18.4       19.1       19.1
Gain (loss) from operations of discontinued business,
  net of taxes of $0.6, $0.2, $8.4, respectively;
  (including gain on disposal of $17.6 in 2002)                           0.6        5.5      (12.3)       -          -
                                                                        -----     ------      -----      -----      -----
Net income                                                               23.2       24.1        6.1       19.1       19.1
Preferred stock dividends                                                 -         (0.3)      (0.2)       -         (1.5)
                                                                        -----     ------      -----      -----      -----
Net income available to shareholders                                    $23.2     $ 23.8       $5.9      $19.1      $17.6
                                                                        =====     ======       ====      =====      =====

Basic earnings (loss) per common share:
  Undistributed earnings from continuing operations                     $1.23     $ 0.71      $0.74      $0.96      $0.85
  Undistributed earnings (loss) from discontinued
    operations                                                           0.04       0.21      (0.50)       -          -
                                                                        -----     ------      -----      -----      -----
Total common stock                                                      $1.27     $ 0.92      $0.24      $0.96      $0.85
                                                                        =====     ======      =====      =====      =====

Diluted earnings (loss) per common share:
  Undistributed earnings from continuing operations                     $1.18     $ 0.71      $0.74      $0.96      $0.83
  Undistributed earnings (loss) from discontinued
    operations                                                           0.03       0.21      (0.50)       -          -
                                                                        -----     ------      -----      -----      -----
Total common stock                                                      $1.21     $ 0.92      $0.24      $0.96      $0.83
                                                                        =====     ======      =====      =====      =====

Basic and diluted earnings (loss) per preferred share:
  Distributed earnings                                                  $ -       $ 0.04      $0.05      $ -        $  -
  Undistributed earnings from continuing operations                       -         0.71       0.74        -           -
  Undistributed loss from discontinued operations                         -         0.21      (0.50)       -           -
                                                                        -----     ------      -----      -----      -----
Total preferred stock                                                   $ -       $ 0.96      $0.29      $ -        $  -
                                                                        =====     ======      =====      =====      =====

                                                                      YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                     2003        2002          2001          2000         1999
                                                     ----        ----          ----          ----         ----
                                                                           (in millions)
BALANCE SHEET DATA (A):
Total assets (b)                                    $ 382.4       $ 373.2    $ 275.2         $ 298.8     $ 311.4
Long- term debt including current portion and
  short-term borrowings (c)                            34.6          60.4       84.0            29.4        49.0

Participating preferred stock (d)                      -             -          41.7            -           -
Stockholders' equity                                  304.7         274.1      295.9           245.7       236.9


-----------------
(a) The Company reclassified certain amounts in previously issued financial statements to conform to the 2003 presentation.

(b) Excludes the assets of discontinued operations at December 31, 2001 of $636.9 million.

(c) Excludes long-term debt of discontinued operations at December 31, 2001 of $472.3 million.

(d) During 2001, the Company issued to PX Holding 6,182,153 shares of Series B Preferred Stock valued at $31.7 million in connection with the Panavision Acquisition and 666,667 shares of Series B Preferred Stock in exchange for $10.0 million. PX Holding returned the Series B Preferred Stock in 2002 as part of the Panavision divestiture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and the M & F Worldwide Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         The Company, which is the world's largest producer of licorice extract, produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in the United States, France and the People's Republic of China. Over 70% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes and other tobacco products. Over the last several years, the rate of consumption of tobacco products has declined in the United States. Despite this trend, the Company has experienced stable sales volume in the United States tobacco industry principally because its customers have emphasized the sale of their premium quality branded products in which licorice is a key ingredient. The Company's stable sales to the international tobacco industry have been aided by stable to slightly growing consumption of tobacco products in that region. Although the Company's licorice sales to its confectionary customers have experienced some decline in recent years, licorice sales to food and pharmaceutical customers, where the product is used as a flavoring or masking agent, have experienced some growth and added to the Company's overall sales stability for its licorice products. Non-licorice sales have decreased due to the Company's decision to discontinue selling certain of these products.

         During the period April 19, 2001 to December 3, 2002, the Company also operated a second business segment through its interest in Panavision. See Related Party Transactions-The Panavision Acquisition/Disposition, below. Due to the disposition of that segment as part of the Settlement, the Company now reports the Panavision segment as a discontinued business.

         The Company considers revenue from international business to be that revenue which is generated outside the United States.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The bases of management's discussion and analysis of the Company's financial condition and results of operation are the Company's Consolidated Financial Statements, which it prepares in accordance with accounting principles generally accepted in the United States. The Company reviews its accounting policies on a regular basis. The Company makes estimates and judgments as part of its financial reporting that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from the assumed outcomes. The Company believes the following critical accounting policies affect its more significant judgments and estimates.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company's estimate of losses relating to its customers' inability to make required payments is based on a review of historical payments of amounts due on trade receivables as well as purchasing trends of customers and a review of the economic conditions in their industries. The Company attempts to limit its exposure by investigating the credit history and reviewing the financial status of any potential customer. If any of these factors upon which these estimates are based were to significantly change, additional allowances may be necessary.

         INCOME TAXES - The Company estimates actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. At December 31, 2002, the Company established a $5.8 million valuation allowance against its deferred tax assets. The valuation allowance at December 31, 2003, was reduced to $4.1 million. To the extent it establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

         LONG-LIVED ASSETS - The Company assesses the impairment of property, plant and equipment and investments in joint ventures whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important that could trigger an impairment review include the following:

         o Significant underperformance relative to expected historical or projected future operating results;

         o Significant changes in the manner of use of these assets or the strategy for the Company's overall business; and

         o    Significant negative industry or economic trends.

         When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it measures the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model.

         GOODWILL AND INTANGIBLE ASSETS - Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in 2002, the Company discontinued amortization of goodwill resulting from business acquisitions. A reassessment of the useful life of other intangible assets, consisting of product formulations, determined the useful life of these formulations to be indefinite; therefore, the Company also discontinued amortization of the formulations in 2002.

         The Company performs impairment tests on goodwill and product formulations annually or more frequently if events or changes in circumstances indicate a possible impairment. The Company has elected to test these assets for impairment in the fourth quarter of each year.

         The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company based on a discounted cash flow model using revenue and profit forecasts and comparing the estimated fair value with the carrying value, which includes the goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the Company's "implied fair value" of goodwill requires the Company to allocate the estimated fair value to the assets and liabilities of the Company. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value.

         The Company measures impairment of the product formulations based on a projected discounted cash flow. The Company also reevaluates the useful life of the product formulations annually to determine whether events and circumstances continue to support an indefinite useful life.

         CONTINGENCIES AND INDEMNIFICATION AGREEMENTS - The Company records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are "contingencies," and the accounting for such events follows SFAS No. 5, "Accounting for Contingencies."

         The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and outside experts (such as lawyers and tax specialists), as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery related to those liabilities, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by indemnification is remote. See Item 1. Business--The Tobacco Industry and --Corporate Indemnification Matters; Item 3. Legal Proceedings; and Note 12--Commitments and Contingencies to the Consolidated Financial Statements in this Annual Report on Form 10-K.

         PENSIONS - The Company sponsors defined benefit and defined contribution pension plans, which cover certain current and former employees of the Company who meet eligibility requirements. The Company's actuarial consultants use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant difference with the amount of pension expense/liability that the Company recorded.

CONSOLIDATED OPERATING RESULTS

      YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         A significant portion of the Company's sales are to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United States, although worldwide consumption of tobacco products has remained stable or grown slightly. Net revenues decreased by $1.2 million or 1.2% to $95.7 million in 2003 from $96.9 million in 2002. The Company's domestic revenues decreased by $2.2 million in the 2003 period as compared to the 2002 period. Increases in domestic revenues of $1.0 million to the tobacco industry worldwide were more than offset by lower revenues of $1.1 million from the Company's confectionary customers and $2.1 million in lower revenues from the Company's United States non-licorice, nutraceutical and spice customers. The decline in confectionary revenues was a result of lower selling prices in the mix of products sold to customers during 2003. The decrease in United States non-licorice sales resulted from the Company's decision to discontinue selling certain of these products. The Company's foreign sales increased by $1.0 million due to a $2.3 million foreign exchange translation effect on its Euro sales offset in part by lower average selling prices.

         Cost of revenues was $46.3 million in the 2003 period and $47.3 million in 2002. The decrease of $1.0 million was due primarily to the lower revenues. As a percentage of revenue, cost of revenues was 48.4% in 2003 and 48.8% in 2002.

         Gross profit was $49.4 million for the 2003 period and $49.6 million for the 2002 period, a decrease of $0.2 million, which mainly reflects the decline in sales.

         Selling, general and administrative expenses were $17.3 million in the 2003 period and $14.5 million in the 2002 period, an increase of $2.8 million. The increase was due primarily to higher insurance costs, higher legal fees and lower pension income from pension plans in the 2003 period as compared to the 2002 period.

         Operating income was $32.1 million for the 2003 period and $35.1 million for the 2002 period. The decrease of $3.0 million was the result of lower domestic operating income of $4.3 million and lower operating income at the Company's French subsidiary of $1.1 million partially offset by lower corporate expenses of $2.4 million.

         Interest income was $1.2 million in the 2003 period and $0.3 million in the 2002 period. The increase was primarily due to interest income on the cash invested with the proceeds of the Settlement in December 2002.

         Interest expense was $2.9 million in the 2003 period and $4.1 million in the 2002 period. The decrease was due to lower outstanding debt in the 2003 period.

         Other income (expense), net was $2.7 million of other income, net in the 2003 period compared to $0.5 million of other expense, net in the 2002 period. The increase results from the reduction of two liabilities associated with the resolution of two separate Corporate Indemnification matters during 2003. Other income of $0.9 million results from the settlement of certain claims made by the U.S. Government for allegedly defective pricing with respect to product sales made by the former Aerospace business of the Company. Other income of $1.9 million represents the Company's share of the amount obtained as part of the resolution of the Recoupment/Setoff Claim.

         The provision for income taxes as a percentage of income from continuing operations was 31.7% in the 2003 period and 39.6% in the 2002 period. The decrease was due to a lower state tax rate of $0.4 million and the reversal of reserves of $1.3 million for certain prior year issues due to the resolution of uncertainties in 2003.

         The Company recorded a gain from operations of the discontinued business, net of taxes of $0.6 million in 2003 and $5.5 million in 2002. The gain in 2003 results from the finalization of the Company's 2002 tax returns and the tax attributes that the discontinued business used while it was included in the Company's consolidated tax return. The gain in 2002 results from losses attributable to the operations of the discontinued business offset by the gain on the disposal of the business of $17.6 million in December 2002.

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net revenues decreased by $1.5 million or 1.5% to $96.9 million in 2002 from $98.4 million in 2001. The Company makes a significant portion of its sales to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United States, although worldwide consumption for tobacco products has remained stable or grown slightly. The Company's sales in 2002 to the tobacco industry worldwide increased over 2001 by approximately $1.8 million. This increase in sales was offset by lower sales to the Company's European confectionary customers of approximately $1.5 million and lower sales to the Company's United States non-licorice, nutraceutical and spice customers of approximately $1.8 million. The decline in confectionary sales was a result of pricing decisions to meet minimum profit expectations per unit of volume that resulted in higher prices in 2002 for certain products and an approximately 30% decline in volume. The decline in United States non-licorice sales resulted from the Company's decision to discontinue selling certain of these products

         Cost of revenues was $47.3 million in 2002 and $51.6 million in 2001, a decrease of $4.3 million due to the lower sales and lower material costs. As a percentage of sales, cost of revenues were 48.8% in 2002 and 52.4% in 2001. The lower percentage resulted from the lower costs and a change in the mix of products sold.

         The gross profit was $49.6 million in 2002 and $46.8 million in 2001, an increase of $2.8 million or 6.0%. As a percentage of sales, the 2002 gross profit was 51.2% as compared to 47.6% in 2001.

         Selling, general and administrative expenses were $14.5 million in 2002 and $15.6 million in 2001. The decrease of $1.1 million was primarily attributable to $4.2 million of amortization of goodwill and indefinite lived intangible assets in 2001 partially offset by lower pension income of $1.3 million, higher executive compensation and various other professional fees.

         In February 2001, the Company terminated its overfunded pension plan resulting in a gain of $11.1 million.

         Operating income was $35.1 million in the 2002 period and $42.3 million for the 2001 period. The decrease of $7.2 million was the result of the gain on the pension reversion of $11.1 million in 2001, lower operating income of $0.6 million at the Company's French subsidiary and higher corporate expenses of $1.0 million partially offset by increased domestic operating income of $5.5 million in the 2002 period.

         Interest income was $0.3 million in the 2002 period and $0.8 million in the 2001 period. The decrease was primarily due to lower average cash balances available for investment during most of 2002.

         Interest expense was $4.1 million in the 2002 period and $5.0 million in the 2001 period. The decrease was due to lower average debt outstanding and lower interest rates.

         Other expense, net of $0.5 million in 2002 consisted mainly of a foreign exchange loss of $0.4 million resulting from the weakening of the dollar against the Euro. Other expense, net in 2001 of $1.0 million results mainly from a write-down of the Company's investment in a Chinese joint venture of $0.5 million and a pre-tax loss of $0.4 million resulting from a write-off of deferred financing costs related to the Company's old credit agreement refinanced in 2001.

         The provision for income taxes in 2002 was $12.2 million and $18.7 million in 2001. The 2002 effective rate was 39.6% as compared to 50.4% in 2001. The 2001 effective rate was higher than 2002 primarily due to the non-deductibility of an excise tax imposed on the pension reversion gain.

         The Company recorded a gain (loss) from operations of discontinued business, net of taxes, of $5.5 million and ($12.3) million in 2002 and 2001, respectively. These losses were attributable to the operations of Panavision from April 19, 2001 to December 3, 2002 and the gain on disposal of Panavision of $17.6 million in 2002.

         The amounts of revenue and pretax loss reported in discontinued operations related to Panavision for 2002 and 2001 were as follows (dollars in millions):


                                    YEARS ENDED DECEMBER 31,
                                    ------------------------
                                        2002         2001
                                        ----         ----
             Revenue                   $175.9       $125.0
             Pre-tax loss              $ 16.6       $ 20.8


RELATED PARTY TRANSACTIONS

         THE PANAVISION ACQUISITION/DISPOSITION

         On April 19, 2001, the Company purchased an 83% interest in Panavision from PX Holding for consideration that included $80.0 million in cash, 1.5 million shares of M & F Worldwide Common Stock and approximately 6.2 million shares of M & F Worldwide Series B Preferred Stock. Thereafter, the Company purchased $11.4 million principal amount of Notes and acquired the Las Palmas Note, as disclosed in Note 2 to the Company's Consolidated Financial Statements at the end of this report. Following its acquisition of these interests in Panavision, the Company had two operating segments: its Mafco Worldwide flavorings business and its Panavision film equipment business. These two segments operated independently of one another. The Company hoped that its acquisition of these interests in Panavision would allow it to expand beyond a single line of business that is dependent on the tobacco industry. Nevertheless, on December 3, 2002, under the terms of the Settlement the Company sold to Mafco Holdings all of its Panavision shares, its Notes and the Las Palmas Note in exchange for, among other things, $90.1 million in cash, 1.5 million shares of the Company's Common Stock and all of the Company's outstanding Series B Preferred Stock. The consummation of the Settlement essentially ended the Company's association with Panavision. Because the Company's two operating segments did not interact, the disposition had no effect on the business of the remaining Mafco Worldwide segment. Due to the cash received in the Settlement, the Company at December 31, 2003 and 2002 had significant liquidity and capital resources. The Company is again concentrated in a single line of business and dependent on the tobacco products industry.

         At December 31, 2003, Holdings' indirect beneficial ownership of M & F Worldwide represented 38.3% of the outstanding M & F Worldwide Common Stock.

         PANAVISION/COMPANY TAX SHARING AGREEMENT

         For the period from April 19, 2001 through December 3, 2002, Panavision, for federal income tax purposes, was part of the affiliated group of which the Company is the common parent (the "M & F Worldwide Group"), and the Company included Panavision's federal taxable income in such group's consolidated tax return. The Company also included Panavision in certain of its state and local tax returns for that period. As of April 19, 2001, Panavision, certain of its subsidiaries and the Company entered into a tax sharing agreement (the "Panavision/Company Tax Sharing Agreement"), pursuant to which the Company agreed to indemnify Panavision against federal, state or local income tax liabilities of the M & F Worldwide Group for taxable periods beginning on or after April 19, 2001 during which Panavision or a subsidiary of Panavision was a member of such group. Pursuant to the Panavision/Company Tax Sharing Agreement, for all taxable periods beginning on or after April 19, 2001 and ending December 3, 2002, Panavision was obligated to pay to the Company amounts equal to the taxes that Panavision would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns (including any amount determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Panavision), except that Panavision was not entitled to carry back any loss to taxable periods ending prior to April 19, 2001. The Panavision/Company Tax Sharing Agreement required no payment by Panavision as it had sufficient net operating loss carryforwards to offset its taxable income. The Panavision/Company Tax Sharing Agreement continues in effect after December 3, 2002 only as to matters such as audit adjustments and indemnities.

         THE ABEX MERGER

         In connection with the Abex Merger and the related Transfer to a subsidiary of MCG of substantially all of Abex's consolidated assets and liabilities, with the remainder being retained by the Company, the Company, a subsidiary of Abex, Pneumo Abex and another subsidiary of the Company entered into the Transfer Agreement. Under the Transfer Agreement, Pneumo Abex retained the assets and liabilities relating to Aerospace, as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

         The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

         In connection with the Abex Merger, MCG and the Company entered into a registration rights agreement (the "Company/MCG Registration Rights Agreement") providing MCG with the right to require the Company to use its best efforts to register under the Securities Act, and the securities or blue sky laws of any jurisdiction designated by MCG, all or portion of the issued and outstanding common stock, if any, retained (the "Retained Shares") by MCG in the Abex Merger (the "Registrable Shares"). Such demand rights are subject to the conditions that the Company is not required to (1) effect a demand registration more than once in any 12-month period, (2) effect more than one demand registration with respect to the Retained Shares, or (3) file a registration statement during periods (not to exceed three months) (a) when the Company is contemplating a public offering, (b) when the Company is in possession of certain material non-public information, or (c) when audited financial statements are not available and their inclusion in a registration statement is required. In addition, and subject to certain conditions described in the Company/MCG Registration Rights Agreement, if at any time the Company proposes to register under the Securities Act an offering of common stock or any other class of equity securities, then MCG will have the right to require the Company to use its best efforts to effect the registration under the Securities Act and the securities or blue sky laws of any jurisdiction designated by MCG of all or a portion of the Registrable Shares as designated by MCG. The Company is responsible for all expenses relating to the performance of, or compliance with, the Company/MCG Registration Rights Agreement except that MCG is responsible for underwriters' discounts and selling commissions with respect to the Registrable Shares it sells. In subsequent amendments to the Company/MCG Registration Rights Agreement, the Company has agreed to treat shares of common stock acquired from time to time by MCG as "Registrable Shares."

         AFFILIATED PAYMENTS

         During fiscal 2003, 2002, and 2001, three executive officers of the Company were executives of Holdings. Such executive officers were not compensated by the Company. In 2003, the Company paid to Holdings the value of the services provided by such officers to the Company in the amount of $1.5 million and charged that amount to compensation expense. In 2002 and 2001, because Holdings did not require payment of this amount, the value of the services of $1.5 million per year is reflected in the accompanying Consolidated Financial Statements as compensation expense and a corresponding increase to additional paid-in-capital in accordance with Securities and Exchange Commission Staff Accounting Bulletin 79, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." None of the executive officers received any payment from the Company or Holdings in connection with such compensation expense.

         In October 2003, the Company and Holdings executed a new Management Services Agreement, in which Holdings provides the services of the three executive officers to the Company in exchange for a management service fee of $1.5 million annually. The Agreement expires on December 31, 2005.

         Included in accounts receivable, net in the consolidated balance sheet at December 31, 2002 is $3.3 million due from Holdings, which Holdings repaid in January 2003.

         The Company participates in Holdings' directors and officers insurance program, which covers the Company as well as Holdings and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2003, the Company has recorded prepaid expenses, other assets, accrued liabilities and other liabilities of $1.5 million, $6.0 million, $2.7 million and $2.8 million relating to the financing of the directors and officers insurance program. At December 31, 2002, the Company had recorded prepaid expenses, other assets, accrued liabilities and other liabilities of $1.7 million, $6.7 million, $3.0 million and $5.5 million relating to the financing of the directors and officers insurance program.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $35.5 million, $37.3 million and $49.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in cash provided of $1.8 million between the 2003 period and the 2002 period resulted mainly from the changes in working capital from year to year partially offset by the increase in income from continuing operations. The decrease in cash provided of $12.4 million between the 2002 and 2001 period primarily reflects the net cash retained in connection with the termination of the Mafco Worldwide Corporation Defined Benefit Plan in 2001 partially offset by the net changes in non-cash working capital.

         Cash used in investing activities in 2003 was for capital expenditures of $2.1 million, of which approximately $1.2 million was for the replacement of the Company's oil-fired boilers in its Camden, New Jersey facility with a new gas-fired boiler. The Company is not planning any significant capital expenditure for 2004. Cash provided by investing activities of $89.3 million in 2002 reflect the proceeds from the Settlement partially offset by capital expenditures of $0.8 million. Cash used by investing activities in 2001 were for the Panavision Acquisition, the acquisition of EFILM, the purchase of Notes and capital expenditures of $1.1 million.

         Cash used in financing activities in 2003 and 2002 primarily reflects the repayment of debt under the Company's credit agreement. Cash provided by financing activities in 2001 primarily reflects borrowings under the Company's credit agreement to purchase Panavision partially offset by repayments under the Company's credit agreement.

         The Company has certain cash obligations and other commercial commitments, which will adversely affect its short-term liquidity. At December 31, 2003, such obligations and commitments were as follows:


                                                                  PAYMENTS DUE BY PERIOD
                                             ---------------------------------------------------------------
                                                             LESS
                                                            THAN 1         1-3                       AFTER 5
Contractual Obligations                       TOTAL          YEAR         YEARS       4-5 YEARS       YEARS
-----------------------                      ------        --------      ------       ---------      -------
                                                                      (in millions)
Long-Term Debt                               $ 34.6        $ 19.4        $ 15.2        $ --           $ --
Raw Material Purchase Obligations               9.6           9.6          --            --             --
Insurance Premiums                              5.5           2.7           2.8          --             --
Management Fees                                 3.0           1.5           1.5          --             --
Operating Leases                                0.3           0.2           0.1          --             --
                                             ------        ------        ------        ----           ----
Total Contractual Cash Commitments           $ 53.0        $ 33.4        $ 19.6        $ --           $ --
                                             ======        ======        ======        ====           ====

         The Company currently expects to contribute approximately $335,000 to its pension plans in 2004 based on current legal requirements. Proposed legislation, expected to be passed in 2004, would result in lower pension contributions in 2004.

         As of December 31, 2003, debt outstanding totaled $34.6 million which was outstanding under the Pneumo Abex Amended Credit Agreement. Current maturities under the Pneumo Abex Amended Credit Agreement totaled $19.4 million at December 31, 2003. The Company intends to repay the debt outstanding during 2004 and 2005 with available funds.

         On April 19, 2001 (the "Closing Date"), the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with a group of banks pursuant to which the Company could borrow up to $105.0 million. The Amended Credit Agreement included a $90.0 million five-year term loan facility, which was fully drawn on the Closing Date, and a $15.0 million five-year revolving loan facility, $5.0 million of which was drawn on the Closing Date and $4.6 million was reserved to support lender guarantees for outstanding letters of credit. The five-year $90.0 million term loan is repayable in quarterly installments which commenced on June 30, 2001. A mandatory repayment is required in April of each year based upon prior year excess cash flow (as the defined in the Amended Credit Agreement). The amount of excess cash flow payment included in current maturities was $4.3 million and $8.7 million at December 31, 2003 and 2002, respectively. The revolving loan is for five years and may also be used to support lender guarantees for outstanding letters of credit. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii) Eurodollar Loans, plus a borrowing margin.

         In connection with the Settlement, Pneumo Abex amended the Amended Credit Agreement effective December 3, 2002, so that the lenders would: (a) release all liens in their favor on the Panavision shares held by the Company and the Notes held by Pneumo Abex and (b) release PVI Acquisition Corp., a wholly owned subsidiary of the Company, from all of its obligations and liabilities under a guarantee and collateral agreement to the Amended Credit Agreement. In exchange, the parties agreed to: (a) an increase in the borrowing margin on ABR Loans and Eurodollar Loans of 0.5% (3.0% on ABR Loans and 4.0% on Eurodollar Loans at December 31, 2003 and 2002), (b) a mandatory prepayment of $4.4 million, (c) a reduction in the revolving commitments by $5.0 million and
(d) an amendment fee of approximately $0.3 million. At December 31, 2003 and 2002, $4.7 and $4.6 million of the revolving loan facility was reserved for lender guarantees on outstanding letters of credit, respectively. The average interest rate was 5.57% and 5.41% for the years ended December 31, 2003 and 2002, respectively. Substantially all the domestic assets of Pneumo Abex are pledged to secure the Amended Credit Agreement. The Amended Credit Agreement contains various restrictive covenants, which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets. The Company had $5.3 million of available borrowings under the revolving loan facility at December 31, 2003.

         Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreement and anticipated cash flow from operating activities, will be sufficient to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future.

         M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $90.0 million in cash and cash equivalents, most of which was received in connection with the Settlement. The Company is considering various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions. Under the Amended Credit Agreement, Pneumo Abex may not: (a) pay a dividend on, make a payment on account of the purchase, redemption or retirement of, or make any other distribution on any share of any class of its capital stock; (b) loan or advance funds to M & F Worldwide except for expenses necessary to maintain M & F Worldwide's corporate existence and other out-of-pocket expenses in the ordinary course of business resulting from M & F Worldwide's status as a public company; and (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation, other than in the ordinary course of business, to any person who is a significant stockholder or executive officer of M & F Worldwide.

IMPACT OF INFLATION

         The Company presents its results of operations and financial condition based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

TAX MATTERS

         In connection with the Abex Merger and the Transfer, MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 2003, the Company had available net operating loss carryforwards of approximately $32.1 million, which expire in years 2008 through 2012.

         During 2002, the Indirect Subsidiary received official notice from the French tax administration that certain interest payments made on a note payable to the Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately 1.8 million Euros ($2.2 million as of December 31, 2003) for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities' position and is in the process of appealing the assessment. As part of its appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of 1.4 million Euros ($1.8 million as of December 31, 2003). The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or litigation. In addition, the Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998, of which several years are currently under audit.

         See Related Party Transactions - Panavision/Company Tax Sharing Agreement.

OTHER LIQUIDITY RISKS

         LICORICE RAW MATERIAL SUPPLY

         In addition to the liquidity risks noted above, the Company may encounter liquidity risks arising from its supply of licorice raw material. The Company tries to maintain a sufficient licorice raw material inventory and open purchase contracts to meet normal production needs for three years. At December 31, 2003, the Company had on hand a supply of licorice raw material approaching three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although the Company has been able to obtain licorice raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice raw materials are obtained, the Company may in the future experience a short supply of licorice raw materials due to these or other instabilities. If the Company is unable to obtain licorice raw materials, or is unable to obtain them in a cost-effective manner, the Company's business will be severely hampered and the Company will experience severe liquidity difficulties.

         CUSTOMERS

         In 2003, the Company's ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 64% of the Company's net revenues and one customer, Altria Group Inc. accounted for approximately 35% of the Company's 2003 net revenues. If Altria Group Inc. were to stop purchasing licorice from the Company, it would have a significant adverse effect on the financial results of the Company, which would also create severe liquidity problems for the Company.

         CORPORATE INDEMNIFICATION MATTERS

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, the Second Indemnitor assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the Indemnity Guarantor would fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor. During the third quarter of 2002, the Indemnity Guarantor repaid the Company, following an arbitration between the Company and the Indemnity Guarantor, $3.5 million that the Company had advanced for indemnified matters.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2003, the Company incurred or expected to incur approximately $525,000 of unindemnified costs, as to which it either has received or expects to receive approximately $393,000 in insurance reimbursements. Management does not expect these unindemnified matters to have a material adverse effect on the Company's financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

         The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex's and its predecessor's operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business, which Pneumo Abex sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities are the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

         It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any environmental site due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $100.0 million.

         On February 5, 1996, the Company, through Pneumo Abex, entered into the Reimbursement Agreement. The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to one site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 million of letters of credit outstanding at both December 31, 2003 and 2002, respectively, in connection with the Reimbursement Agreement.

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

          The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. Certain claims for allegedly defective pricing made by the government with respect to certain of these aerospace product sales were retained by Pneumo Abex in the Aerospace sale. During 2003, Pneumo Abex resolved one of these matters at a cost of $0.4 million. In the remaining matter, Pneumo Abex contests the allegations made by the government and has been attempting to resolve the matter without litigation.

         Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. The Company believes that the outcome of these matters in the aggregate will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice.

FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K for the year ended December 31, 2003, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

         As of December 31, 2003 and 2002, the Company's net foreign currency market exposures of $0.4 million and $0.6 million, respectively, are primarily the Euro. Most of the Company's export sales and purchases of licorice raw materials are made in U.S. dollars. The Company's French subsidiary sells in several foreign currencies as well as the U.S. dollar and purchases raw materials principally in U.S. dollars. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations. In addition, management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

         A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a negligible increase to the related net unrealized gain for December 31, 2003 and a $0.1 million increase for December 31, 2002. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a negligible decrease to the related net unrealized gain for December 31, 2003 and a $0.1 million decrease for December 31, 2002.

         The Company is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 2003 and 2002 would have resulted in an increase to interest expense of approximately $0.3 million and $0.4 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 2003 and 2002 would have decreased interest expense by approximately $0.3 million and $0.4 million, respectively. At December 31, 2003, the Company believes that the carrying value of its amounts payable under the Pneumo Abex Amended Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

         The Company only has floating rate debt at the present time. Neither the Company nor its subsidiaries had any interest rate swap agreements in effect at December 31, 2003. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

                                    PART III

         The Company will provide the information otherwise set forth in Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2004 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2004.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1 and 2) Financial statements and financial statement schedule.

         See Index to Consolidated Financial Statements and Financial Statement Schedule, which appears on page F-1 herein. All other schedules for which provision is made in the applicable accounting regulations of the Securities & Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

        10.17 Credit Agreement, dated as of April 17, 2001, among Flavors Holdings Inc., a Delaware corporation, Pneumo Abex Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, BNP Paribas, as documentation agent, and JP Morgan Chase Bank, as paying agent (incorporated by reference to Exhibit 99.3 to M & F Worldwide Corp.'s Form 8-K dated April 20,
                         2001).

        10.18 Guarantee and Collateral Agreement, dated as of April 19, 2001, by and among Pneumo Abex Corporation, Flavors Holdings Inc., PVI Acquisition Corp., EVD Holdings Inc., Concord Pacific Corporation, the Lenders party thereto, BNP Paribas, as Documentation Agent and The Chase Manhattan Bank as Paying Agent (incorporated by reference to Exhibit 99.4 to M & F Worldwide Corp.'s Form 8-K dated April 20, 2001).

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

        10.25 First Amendment, dated as of October 28, 2002, to the Amended and Restated Credit Agreement, dated as of April 17, 2001, among Flavors Holdings Inc., a Delaware corporation, Pneumo Abex Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, BNP Paribas, as documentation agent, and JP Morgan Chase Bank, as paying agent. (incorporated by reference to Exhibit 10.4 to M & F Worldwide Corp.'s Form 10-Q for the quarterly period ended September 30,
                         2002).

        10.26 Common Stock Letter Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and M & F Worldwide Corp. (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated December 18, 2002).

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

        10.37* Management Services Agreement, dated as of October 29, 2003, by and between Mafco Holdings Inc. and M & F Worldwide Corp.

        10.38* M & F Worldwide Corp. 2003 Outside Directors Deferred Compensation Plan.

        21*              List of subsidiaries

        23.1*            Consent of Independent Auditors

        24* Powers of attorney executed by Messrs. Perelman, Beekman, Coppola, Durnan, Folz, Gittis, Meister, Slovin, and Taub.

        31.1* Certification of Howard Gittis, Chief Executive Officer, dated March 15, 2004.

        31.2* Certification of Todd J. Slotkin, Chief Financial Officer, dated March 15, 2004.

        32.1 Certification of Howard Gittis, Chief Executive Officer, dated March 15, 2004, pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

        32.2 Certification of Todd J. Slotkin, Chief Financial Officer, dated March 15, 2004, pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)      Reports on Form 8-K:

         On November 6, 2003, the Company filed a current report on Form 8-K disclosing the Company's September 30, 2003 financial results.

--------------
 *Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              M & F WORLDWIDE CORP.



Dated: March 15, 2004         By: /s/Howard Gittis
                                  ---------------------------------------
                                  Howard Gittis
                                  Chairman of the Board,
                                  President and Chief Executive Officer


Dated: March 15, 2004         By: /s/Todd J. Slotkin
                                  ---------------------------------------
                                  Todd J. Slotkin
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Dated: March 15, 2004         By: /s/Laurence Winoker
                                  ---------------------------------------
                                  Laurence Winoker
                                  Senior Vice President, Treasurer and
                                  Controller
                                  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                  DATE

Ronald O. Perelman *                    Director               March 15, 2004
--------------------------------------------------------------
Ronald O. Perelman

Philip E. Beekman *                     Director               March 15, 2004
--------------------------------------------------------------
Philip E. Beekman

Rosanne F. Coppola *                    Director               March 15, 2004
--------------------------------------------------------------
Rosanne F. Coppola

Jaymie A. Durnan *                      Director               March 15, 2004
--------------------------------------------------------------
Jaymie A. Durnan

Theo W. Folz *                          Director               March 15, 2004
--------------------------------------------------------------
Theo W. Folz

Howard Gittis *                         Director               March 15, 2004
--------------------------------------------------------------
Howard Gittis

Paul M. Meister *                       Director               March 15, 2004
--------------------------------------------------------------
Paul M. Meister

Bruce Slovin *                          Director               March 15, 2004
--------------------------------------------------------------
Bruce Slovin

Stephen G. Taub *                       Director               March 15, 2004
--------------------------------------------------------------
Stephen G. Taub

* The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.



Dated: March 15, 2004                 By: /s/Todd J. Slotkin
                                          -------------------------------------
                                          Todd J. Slotkin
                                          Attorney-in-Fact

                     Item 8, Item 15 (a)(1) and (2) and (d)

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES
                          YEAR ENDED DECEMBER 31, 2003


         The following consolidated financial statements of M & F Worldwide are included in Item 8:

         As of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

                                                                          Pages
                                                                          ------
Report of Independent Auditors ............................................F-2
Consolidated Balance Sheets ...............................................F-3
Consolidated Statements of Income .........................................F-4
Consolidated Statements of Stockholders' Equity ...........................F-5
Consolidated Statements of Cash Flows .....................................F-6
Notes to Consolidated Financial Statements ................................F-7

         The following financial statement schedules of M & F Worldwide are included in Item 15(a);

Schedule I - Condensed Financial Information of Registrant ................F-29
Schedule II - Valuation and Qualifying Accounts and Reserves ..............F-32

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F Worldwide Corp. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and certain other intangible assets in 2002 with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                                   Ernst & Young LLP



New York, New York
February 24, 2004

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                          DECEMBER 31,
                                                                                        ----------------
                                                                                        2003        2002
                                                                                        ----------------
                                       ASSETS
Current assets:
  Cash and cash equivalents                                                             $115.3      $105.7
  Accounts receivable (net of allowances of $0.2 and $0.1)                                 9.1        13.2
  Inventories                                                                             57.1        54.7
  Prepaid expenses and other                                                               4.5         4.3
                                                                                        ------      ------
Total current assets                                                                     186.0       177.9
Property, plant and equipment, net                                                        19.6        19.4
Goodwill, net                                                                             40.4        38.2
Other intangible assets, net                                                             109.6       109.3
Deferred tax asset                                                                         0.6         0.9
Pension asset                                                                             14.5        14.2
Other                                                                                     11.7        13.3
                                                                                        ------      ------
Total assets                                                                            $382.4      $373.2
                                                                                        ======      ======

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short term borrowings                                                                 $   --      $  0.7
  Accounts payable                                                                         7.3         6.4
  Accrued liabilities                                                                      9.9        11.3
  Current maturities of long-term debt                                                    19.4        25.1
                                                                                        ------      ------
Total current liabilities                                                                 36.6        43.5

Long-term debt                                                                            15.2        34.6
Deferred tax liabilities                                                                   7.9         3.1
Other liabilities                                                                         18.0        17.9

Commitments and contingencies                                                               --          --

Stockholders' equity:
  Common stock, par value $.01; 250,000,000 shares authorized;
    20,928,704 shares issued at December 31, 2003 and
    20,663,171 shares issued at December 31, 2002                                          0.2         0.2
  Additional paid-in capital                                                              31.5        29.4
  Treasury stock at cost
    2,541,900 shares at December 31, 2003 and 2002                                       (14.8)      (14.8)
  Retained earnings                                                                      288.3       265.1
  Accumulated other comprehensive loss                                                    (0.5)       (5.8)
                                                                                        ------      ------
    Total stockholders' equity                                                           304.7       274.1
                                                                                        ------      ------
Total liabilities and stockholders' equity                                              $382.4      $373.2
                                                                                        ======      ======

                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                          2003          2002            2001
                                                                          ----          ----            ----
Net revenues                                                             $95.7         $96.9           $98.4
Cost of revenues                                                          46.3          47.3            51.6
                                                                         -----         -----           -----
Gross profit                                                              49.4          49.6            46.8
Selling, general and administrative expenses                              17.3          14.5            15.6
Gain on pension reversion                                                  -             -             (11.1)
                                                                         -----         -----           -----
Operating income                                                          32.1          35.1            42.3
Interest income                                                            1.2           0.3             0.8
Interest expense                                                          (2.9)         (4.1)           (5.0)
Other income (expense), net                                                2.7          (0.5)           (1.0)
                                                                         -----         -----           -----
Income from continuing operations before income taxes                     33.1          30.8            37.1
Provision for income taxes                                               (10.5)        (12.2)          (18.7)
                                                                         -----         -----           -----
Income from continuing operations                                         22.6          18.6            18.4
Discontinued operations
     Gain (loss) from operations of discontinued business, net of taxes of $0.6, $0.2, $8.4, respectively;
         (including gain on disposal of $17.6 in 2002)                     0.6           5.5           (12.3)
                                                                         -----         -----           -----


Net income                                                                23.2          24.1             6.1
Preferred stock dividends                                                  -            (0.3)           (0.2)
                                                                         -----         -----           -----
Net income available to shareholders                                     $23.2         $23.8            $5.9
                                                                         =====         =====            ====

Basic earnings (loss) per common share:
     Undistributed earnings from continuing operations                   $1.23         $0.71           $0.74
     Undistributed earnings (loss) from discontinued operations           0.04          0.21           (0.50)
                                                                         -----         -----           -----
         Total common stock                                              $1.27         $0.92           $0.24
                                                                         =====         =====           =====

Diluted earnings (loss) per common share:
     Undistributed earnings from continuing operations                   $1.18         $0.71           $0.74
     Undistributed earnings (loss) from discontinued operations           0.03          0.21           (0.50)
                                                                         -----         -----           -----
         Total common stock                                              $1.21         $0.92           $0.24
                                                                         =====         =====           =====

Basic and diluted earnings (loss) per preferred share:
     Distributed earnings                                                $ -           $0.04           $0.05
     Undistributed earnings from continuing operations                     -            0.71            0.74
     Undistributed earnings (loss) from discontinued operations            -            0.21           (0.50)
                                                                         -----         -----           -----
         Total preferred stock                                           $ -           $0.96           $0.29
                                                                         =====         =====           =====


                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                       ACCUMULATED OTHER
                                                                                                       COMPREHENSIVE LOSS
                                                                                                      ---------------------
                                    COMMON STOCK  PREFERRED STOCK ADDITIONAL TREASURY STOCK            CURRENCY    MINIMUM
                                   -------------- ---------------  PAID-IN   --------------  RETAINED TRANSLATION  PENSION
                                   SHARES  AMOUNT SHARES   AMOUNT  CAPITAL   SHARES  AMOUNT  EARNINGS ADJUSTMENT  LIABILITY  TOTAL
                                   ------  ------ ------   ------ ---------- ------  ------  -------- ----------- --------- -------
Balance, December 31, 2000           20.6  $  0.2      -   $   -  $    27.0    1.5   $ (8.7) $  235.4 $    (8.0)  $   (0.2) $ 245.7
  Net income                                                                                      6.1                           6.1
  Currency translation adjustment,
  net of taxes of $0                                                                                       (0.1)               (0.1)
  Minimum pension liability, net
  of taxes of $0                                                                                                      (0.2)    (0.2)
                                                                                                                             ------
  Comprehensive income                                                                                                          5.8
                                                                                                                             ------
  Issuance of treasury common stock                                    (0.8)  (1.5)     8.5                                     7.7
  Purchase of treasury common stock                                            1.0     (6.5)                                   (6.5)
  Issuance of preferred stock                        6.8     41.7                                                              41.7
  Preferred stock dividends                                                                      (0.2)                         (0.2)
  Capital contribution                                                  1.7                                                     1.7
                                   ------  ------ ------   ------ ---------- ------  ------  -------- ----------- --------- -------
Balance, December 31, 2001           20.6     0.2    6.8     41.7      27.9    1.0     (6.7)    241.3      (8.1)      (0.4)   295.9
  Net income                                                                                     24.1                          24.1
  Currency translation adjustment,
  net of taxes of $0                                                                                        3.1                 3.1
  Minimum pension liability, net
  of taxes of $0.4                                                                                                    (0.4)    (0.4)
                                                                                                                            -------
  Comprehensive income                                                                                                         26.8
                                                                                                                            -------
  Purchase of treasury common stock                                            1.5     (8.1)                                   (8.1)
  Purchase of preferred stock                       (6.8)   (41.7)                                                            (41.7)
  Preferred stock dividends                                                                      (0.3)                         (0.3)
  Capital contribution                                                  1.5                                                     1.5
                                   ------  ------ ------   ------ ---------- ------  ------  -------- ----------- --------- -------
Balance, December 31, 2002           20.6     0.2      -       -       29.4    2.5    (14.8)    265.1      (5.0)      (0.8)   274.1
  Net income                                                                                     23.2                          23.2
  Currency translation adjustment,
  net of taxes of $0                                                                                        5.5                 5.5
  Minimum pension liability, net
  of taxes of $0.1                                                                                                    (0.2)    (0.2)
                                                                                                                            -------
  Comprehensive income                                                                                                         28.5
                                                                                                                            -------
  Stock options exercised             0.3                               2.1                                                     2.1
                                   ------  ------ ------   ------ ---------- ------  ------  -------- ----------- --------- -------
Balance, December 31, 2003           20.9  $  0.2      -   $   -  $    31.5    2.5   $(14.8) $  288.3 $     0.5   $   (1.0) $ 304.7
                                   ======  ====== ======   ====== ========== ======  ======  ======== =========== ========= =======


                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------
                                                                                    2003           2002           2001
                                                                                ------------   ------------   ------------
Operating activities
Net income                                                                           $ 23.2         $ 24.1          $ 6.1
Adjustments to derive net cash provided by operating activities:
      Loss (gain) from operations of discontinued business, net of taxes               (0.6)          (5.5)          12.3
      Depreciation and amortization                                                     3.9            3.6            7.5
      Deferred income taxes                                                             6.0            9.2           15.2
      Write-off of deferred financing fees                                                -              -            0.4
      Cash flows from discontinued operations                                             -           (1.1)          (4.5)
      Compensation expense paid by principal stockholder                                  -            1.5            1.5
Changes in operating assets and liabilities, net of effects of acquisitions:
        Decrease (increase) in accounts receivable                                      4.6           (1.0)          (2.4)
        Increase in inventories                                                        (0.9)          (1.1)          (4.1)
        (Increase) decrease in prepaid expense and other current assets                (0.1)           5.2           (6.9)
        (Increase) decrease in pension asset                                           (0.4)          (0.9)          20.7
        (Decrease) increase in accounts payable and accrued expenses                   (1.0)           2.8            2.1
      Other, net                                                                        0.8            0.5            1.8
                                                                                ------------   ------------   ------------
        Net cash provided by continuing operating activities                           35.5           37.3           49.7

INVESTING ACTIVITIES
Disposition (acquisition) of Panavision and EFILM                                         -           85.7          (86.6)
Sale (purchase) of Panavision subordinated notes                                          -            4.4           (4.4)
Capital expenditures                                                                   (2.1)          (0.8)          (1.1)
                                                                                ------------   ------------   ------------
        Net cash (used in) provided by investing activities                            (2.1)          89.3          (92.1)

FINANCING ACTIVITIES
Proceeds from notes payable and credit agreements                                         -            1.5           96.0
Repayments of notes payable and credit agreements                                     (25.9)         (25.4)         (41.4)
Common stock repurchased                                                                  -              -           (6.5)
Stock options exercised                                                                 1.9              -              -
Debt issuance costs                                                                       -           (0.6)          (4.3)
Preferred stock dividends                                                                 -           (0.4)          (0.1)
                                                                                ------------   ------------   ------------
        Net cash (used in) provided by financing activities                           (24.0)         (24.9)          43.7

Effect of exchange rate changes on cash                                                 0.2            0.1              -

Net increase in cash and cash equivalents                                               9.6          101.8            1.3
Cash and cash equivalents at beginning of period                                      105.7            3.9            2.6
                                                                                ------------   ------------   ------------
Cash and cash equivalents at end of period                                          $ 115.3        $ 105.7          $ 3.9
                                                                                ============   ============   ============

Supplemental disclosure of cash paid for:
      Interest                                                                        $ 2.9          $ 4.9          $ 4.4
      Taxes paid, net of refunds                                                        2.1            2.4            2.2



                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         M & F Worldwide Corp. ("M & F Worldwide" or the "Company"), was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly owned subsidiary Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide") and, from April 19, 2001 until December 3, 2002, an indirect 85.7%-owned subsidiary, Panavision Inc. ("Panavision") (see Note 2). The Panavision business is accounted for as discontinued operations, and, therefore, the Company has removed the Panavision results of operations and cash flows from the Company's results from continuing operations and cash flows for all periods presented in this document. The financial results reported as discontinued operations include the operations of both Panavision and Las Palmas Productions, Inc. ("Las Palmas").

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The Company accounts for its investment in 50% or less owned affiliates on the equity method.

         The Company produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France and Xianyang Shaanxi, People's Republic of China. Over 70% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company manufactures and sells other flavor products and plant products which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health food products.

RECLASSIFICATIONS

         The Company has reclassified certain amounts in previously issued financial statements to conform to the 2003 presentation.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

         The Company records revenues when title passes to customers. Title may pass to customers upon leaving the Company's facilities, upon receipt at a specific destination (such as a shipping port) or upon arrival at the customer's facilities, depending on the terms of the contractual agreements for each customer. Title for sales to domestic customers typically passes when the product leaves the Company's facilities. Title for sales to international customers typically passes either when the product is delivered to a shipping port or when the product is delivered to the customer's facilities. Returns and allowances, which have not been significant, are provided for in the period of sale.

FREIGHT COSTS

          For the years ended December 31, 2003, 2002, and 2001, freight costs of the Company amounted to $1.0, $1.3, and $1.4, respectively, and are included in cost of revenues in the accompanying consolidated statements of income.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


CASH EQUIVALENTS

         Cash equivalents with maturities of 90 days or less when purchased (primarily short-term money market funds) are carried at cost, which approximates market value.

INVENTORIES

         The Company states inventories at the lower of cost or market value. The Company determines cost principally by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

         The Company states property, plant and equipment at cost and charges maintenance and repairs to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized.

         Depreciation is provided on a straight-line basis over the estimated useful lives of such assets, ranging from 3 to 20 years. The Company amortizes leasehold improvements over the shorter of the useful life of the related asset or the remaining lease term. The Company eliminates cost and accumulated depreciation applicable to assets retired or otherwise disposed of from the accounts and reflects any gain or loss on such disposition in operating results.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED AND OTHER INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," as of July 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, with the exception of provisions relating to nonamortization of goodwill and intangible assets acquired after June 30, 2001, which it adopted as of July 1, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard included provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.

         Upon adoption in 2002, the Company discontinued amortization of goodwill resulting from business acquisitions. It also reassessed the useful life of other intangible assets, which consist of product formulations. It determined the useful life of the product formulations to be indefinite and therefore discontinued amortization of the formulations in 2002.

         The Company performed impairment tests on the goodwill and product formulations upon adoption of SFAS No. 142 as of January 1, 2002, and also performed the required annual impairment tests on these assets as of October 1, 2002 and 2003. No impairment of these assets was determined as a result of these tests. The Company will continue to perform the required impairment tests on goodwill and product formulations annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

          The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company based on a discounted cash flow model using revenue and profit forecasts and comparing the estimated fair value with the carrying value, which includes the goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the Company's "implied fair value" requires the Company to allocate the estimated fair value to the assets and liabilities of the Company. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value.

         The Company measures impairment of the product formulations based on a projected discounted cash flow. The Company also reevaluates the useful life of the product formulations annually to determine whether events and circumstances continue to support an indefinite useful life.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         A reconciliation of reported income from continuing operations to income from continuing operations adjusted to reflect the exclusion of amortization of goodwill and product formulations, which had been included as a component of selling, general and administrative expenses for the year ended December 31, 2001, is as follows:


                                                                     2001
                                                                    ------

         Reported income from continuing operations                 $ 18.4
           Add back: Goodwill amortization, net of taxes               0.6
           Add back: Product formula amortization, net of taxes        2.8
                                                                    ------

         Adjusted income from continuing operations                 $ 21.8
                                                                    ======

         Basic and diluted earnings per share:
           Reported income from continuing operations               $ 0.74
           Goodwill amortization, net of taxes                        0.03
           Product formula amortization, net of taxes                 0.12
                                                                    ------

           Adjusted basic and diluted earnings per share from
             continuing operations                                  $ 0.89
                                                                    ======

ACCOUNTING FOR LONG-LIVED ASSETS

         The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board ("APB") Opinion No. 30. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial position, results of operations and cash flows. The Company presents the discontinued Panavision operations in accordance with the new SFAS No. 144 rules.

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

INCOME TAXES

         The Company computes income taxes under the liability method. Under the liability method, the Company generally determines deferred income taxes based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records net deferred tax assets when it is more likely than not that it will realize the tax benefits.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


RESEARCH AND DEVELOPMENT

         The Company expenses research and development expenditures as it incurs them. The amounts it charged against income were not significant in 2003, 2002 and 2001.


TRANSLATION OF FOREIGN CURRENCIES

         The functional currency for the Company's foreign subsidiaries is their local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into U.S. dollars at rates of exchange in effect at the balance sheet date and statement of income items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive loss in the Company's statements of stockholders' equity. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

STOCK-BASED COMPENSATION

         The Company has three stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         The exercise price of the stock options granted in 2003 and 2002 were equal to the market value of the Company's stock on the dates of grant and accordingly, the Company recognized no compensation cost for stock options issued in 2003 and 2002. The Company did not grant any options in 2001.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                   YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                               2003            2002           2001
                                                              -----          ------           ----
Net income as reported                                        $23.2          $24.1            $6.1

Deduct: total stock-based employee compensation expense
  determined under fair value method for all awards,
  net of related tax effects                                   (0.2)          (0.2)           (0.6)
                                                              -----          ------           ----
Pro forma net income                                          $23.0          $23.9            $5.5
                                                              =====          =====            ====

Earnings per share:

Basic undistributed income per share - as reported             $1.27          $0.92           $0.24
Basic undistributed income per share - pro forma               $1.26          $0.92           $0.20

Diluted undistributed income per share - as reported           $1.21          $0.92           $0.24
Diluted undistributed income per share - pro forma             $1.20          $0.92           $0.20


INVESTMENTS

         Investments of approximately $0.8 at both December 31, 2003 and 2002 are accounted for under the equity method and are included in other assets in the accompanying consolidated balance sheets. The Company's share of earnings or losses in its equity investees is included in other income (expense), net in the accompanying consolidated statements of income.

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

EARLY EXTINGUISHMENT OF DEBT

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required. The Company adopted SFAS No. 145 on January 1, 2003 and has reclassified the $0.2 of extraordinary loss, net in 2001 into income from continuing operations.

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

         In accordance with APB Opinion No. 16, the Company used the purchase method to account for the Panavision Acquisition. The Company based its allocation of the purchase price to the purchased assets and liabilities on their respective estimated fair values at April 19, 2001 to the extent of the Company's 83.5% controlling interest. The Company accounted for the remaining 16.5% at Panavision's carryover basis.

         On December 21, 2001, PX Holding paid $10.0 to the Company in exchange for which the Company issued 666,667 shares of Series B Preferred Stock to PX Holding. Also on December 21, 2001, the Company purchased from PX Holding $22.0 principal amount of 95/8% Senior Subordinated Notes of Panavision due 2006 (the "Notes") for $8.1. The Company then delivered such Notes, together with $2.5 principal amount of Notes owned by the Company, to Panavision in exchange for 1,381,690 newly issued shares of Panavision's Series A Non-Cumulative Perpetual Participating Preferred Stock (the "Panavision Series A Preferred Stock").

         Certain shareholders of the Company brought suits against the Company and its directors challenging the Panavision Acquisition as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement in 2001. In July 2002, the Company and the other parties to the litigation reached a Stipulation of Settlement (the "Settlement"). Under the terms of the Settlement approved by the Chancery Court, Holdings (i) acquired (a) the Acquired Shares,
(b) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (c) $11.4 principal amount of Notes that Pneumo Abex acquired in November 2001, and (d) a note in the amount of $6.7 (the "Las Palmas Note") that Panavision issued to the Company on its acquisition of the shares of Las Palmas in July 2002, and (ii) delivered to the Company $90.1 in cash and all of the shares of M & F Worldwide common stock and Series B Preferred Stock that Holdings and its wholly owned subsidiaries had acquired since April 2001. In addition, all agreements to which the Company was a party connected to the Panavision Acquisition and the December 2001 issuance of the Panavision Series A Preferred Stock were terminated.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         The Settlement was consummated on December 3, 2002. In accordance with SFAS No. 144, the Company has presented the operations of Panavision as discontinued and accounted for the Settlement as the sale of its interests in Panavision. In connection with the sale, the Company recorded a gain of $17.6, which is the difference between the fair value of the consideration received and the net book value of the Acquired Shares, the Panavision Series A Preferred Stock, the $11.4 principal amount of Notes and the Las Palmas Note.

         The amounts of revenue and pre-tax loss reported in discontinued operations related to Panavision for 2002 and 2001 were as follows:

                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                              2002               2001
                                             ------             ------
          Revenue                            $175.9             $125.0
          Pre-tax loss                        $16.6              $20.8


         At December 31, 2003, Holdings' indirect beneficial ownership of M & F Worldwide represented 38.3% of the outstanding M & F Worldwide common stock.

LAS PALMAS PRODUCTIONS, INC. ACQUISITION/DISPOSITION

         In July 2001, the Company purchased all of the capital stock of Las Palmas, which operated EFILM, a provider of digital processing services to the motion picture and television industries. From that date through July 1, 2002, Panavision operated EFILM pursuant to various agreements with Las Palmas. Pursuant to those agreements, Las Palmas (i) subleased the real estate used in the business to Panavision, (ii) leased the property and equipment used in the business to Panavision on a month-to-month basis, (iii) seconded all of Las Palmas' employees to Panavision until July 2, 2008 or such later date mutually agreed upon, and (iv) granted to Panavision until July 2, 2008 a worldwide, nonexclusive license to certain technology and intellectual property to be used solely in connection with servicing customers, which automatically renewed for successive one year terms unless prior written notice was provided by a party (collectively, the "EFILM Agreements"). In addition to monthly payments, the EFILM Agreements required that Panavision pay the Company a one-time cash payment equal to the greater of (i) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (ii) $1.5, such payment to occur no earlier than 2004 and no later than 2007. On July 2, 2002, Panavision purchased the capital stock of Las Palmas from the Company in exchange for the Las Palmas Note, which accrued interest at 10% per annum, payable on the earlier to occur of (i) September 30, 2005 or (ii) a refinancing of Panavision's bank credit facilities. The EFILM Agreements were terminated. In connection with its purchase of Las Palmas, Panavision entered into an Instrument of Assignment and Assumption with the Company, indemnifying the Company with respect to liability, including deferred purchase price, to the former shareholders of Las Palmas in connection with their sale of Las Palmas to the Company in 2001. Panavision also assumed all liabilities and obligations of the Company under the Non-competition Agreement dated July 2, 2001 by and among the Company, the former shareholders of Las Palmas and Las Palmas. In connection with the Settlement, PX Holding purchased the promissory note for $6.7 on December 3, 2002.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

3.       INVENTORIES

         Inventories consisted of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                          2003           2002
                                                         -----          -----
         Raw materials                                   $44.7          $42.0
         Work-in-progress                                  0.8            0.3
         Finished goods                                   11.6           12.4
                                                         -----          -----
                                                         $57.1          $54.7
                                                           =====          =====

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                            DECEMBER 31,
                                                         -------------------
                                                         2003           2002
                                                         -----          -----
         Land                                            $1.7           $1.6
         Buildings                                       11.1           10.5
         Machinery and equipment                         24.8           22.3
                                                         -----          -----
                                                         37.6           34.4
         Accumulated depreciation                       (18.0)         (15.0)
                                                         -----          -----
                                                        $19.6          $19.4
                                                         =====          =====

         Depreciation expense was $2.9, $2.7 and $2.6 in 2003, 2002 and 2001 respectively.




5.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                          2003           2002
                                                         -----          -----
         Interest payable                                $0.1           $0.1
         Professional fees                                0.3            0.4
         Taxes other than income taxes                    0.4            0.2
         Payroll and related costs                        3.3            3.8
         Payable to indemnitor and affiliate
            (see Note 12)                                 3.9            3.3
         Accrued other                                    1.9            3.5
                                                         -----          -----
                                                         $9.9          $11.3
                                                         =====          =====

6.       INCOME TAXES

         For the period from April 19, 2001 through December 3, 2002, Panavision, for federal income tax purposes, was part of the affiliated group of which the Company is the common parent (the "M & F Worldwide Group"), and the Company included Panavision's federal taxable income in such group's consolidated tax return. The Company also included Panavision in certain state and local tax returns for that period. As of April 19, 2001, Panavision and certain of its subsidiaries and the Company entered into a tax sharing agreement (the "Panavision/Company Tax Sharing Agreement"), pursuant to which the Company agreed to indemnify Panavision against federal, state or local income tax liabilities of the M & F Worldwide Group for taxable periods beginning on or after April 19, 2001 during which Panavision or a subsidiary of Panavision was a member of such group. Pursuant to the Panavision/Company Tax Sharing Agreement, for all taxable periods beginning on or after April 19, 2001 and ending December 3, 2002, Panavision was obligated to pay to the Company amounts equal to the taxes that Panavision would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Panavision), except that Panavision was not entitled to carryback any losses to taxable periods ending prior to April 19, 2001. The Panavision/Company Tax Sharing Agreement required no payment by

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Panavision as it had sufficient net operating loss carryforwards to offset its taxable income. The Panavision/Company Tax Sharing Agreement will continue in effect after December 3, 2002 only as to matters such as audit adjustments and indemnities.

         The net gain on disposal of discontinued business reflects the impact of the loss of approximately $15.1 of federal net operating loss carryforwards of Pneumo Abex, which are no longer available to the Company as a result of the deconsolidation of Panavision. In addition, for tax purposes the Company generated a capital loss of approximately $11.9 in connection with the deconsolidation of Panavision for which the Company recorded a valuation allowance, as it is not assured that it will realize such benefit in the future.

         Information pertaining to the Company's income from continuing operations before income taxes and the applicable provision (benefit) for income taxes is as follows:


                                                                                YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                          2003          2002           2001
                                                                         -----          ----          -----
Income from continuing operations before income taxes
  Domestic                                                               $31.7         $28.7          $34.6
  Foreign                                                                  1.4           2.1            2.5
                                                                         -----         -----          -----
  Total income from continuing operations before taxes                   $33.1         $30.8          $37.1
                                                                         =====         =====          =====

Provision (benefit) for income taxes:
  Current:
    Federal                                                             $ (0.1)          -             $0.8
    State and local                                                       (0.1)          2.3            1.9
      Foreign                                                              0.5           0.7            1.0
                                                                         -----         -----          -----
                                                                           0.3           3.0            3.7

Deferred:
Federal                                                                   10.3           9.2           15.0
Foreign                                                                   (0.1)          -              -
                                                                         -----         -----          -----
Total provision for income taxes                                         $10.5         $12.2          $18.7
                                                                         =====         =====          =====


         The Company recorded a tax provision of $10.5 (an effective tax rate of 31.7%), $12.2 (an effective tax rate of 39.6%) and $18.7 (an effective tax rate of 50.4%) for the years ended December 31, 2003, 2002 and 2001, respectively. The lower effective tax rate for 2003 was caused by a reduction of a 2002 provision for state taxes of $0.6 and reversal of reserves for state and federal taxes of $1.3 for certain prior year issues due to the resolution of uncertainties in 2003. The effective rate in 2001 reflects the effect of non-deductible items, primarily excise tax paid on the pension reversion.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                        DECEMBER 31,
                                                                                 -------------------------
                                                                                  2003              2002
                                                                                 -----             -----
Deferred tax assets:
   Current:
     Inventory                                                                   $ 0.8             $ 0.8
     Accrued expenses and other liabilities                                        0.3               0.2
   Long-term
     Other liabilities                                                             2.2               2.1
     Property, plant and equipment                                                 2.1               1.6
     Net operating loss carryforwards                                             11.2              11.9
     Net capital loss carryforwards                                                4.1               5.8
     Tax credit carrryforwards (primarily alternative minimum tax)                 1.1               2.0
                                                                                 -----             -----

     Total deferred tax asset                                                     21.8              24.4
     Valuation allowance                                                          (4.1)             (5.8)
                                                                                 -----             -----
     Total deferred tax asset net of valuation allowance                          17.7              18.6

Deferred tax liabilities:
   Long-term:
     Property, plant and equipment                                                 0.8               0.7
     Pension asset                                                                 5.7               4.5
     Intangibles                                                                  17.5              12.0
     Other                                                                         -                 1.6
                                                                                 -----             -----
       Total deferred tax liability                                               24.0              18.8
                                                                                 -----             -----
Net deferred tax liabilities                                                     $(6.3)            $(0.2)
                                                                                 =====             =====


         The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                   2003          2002           2001
                                                                  ------        ------         ------
Statutory rate                                                     35.0%         35.0%          35.0%
State and local taxes                                               2.8           5.0            5.1
Non-deductible excise tax                                           -             -              7.9
Foreign tax rates lower than U.S. tax rates                        (0.1)          -              -
Reversal of reserve                                                (4.0)          -              -
Other                                                              (2.0)         (0.4)          2.4
                                                                  ------        ------         ------
                                                                   31.7%         39.6%         50.4%
                                                                  ======        ======         ======

         At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $32.1, and in 2002 $34.0, which expire in the years 2008 to 2012.

         In March 2002, new tax legislation was enacted, which allowed for the utilization of alternative minimum tax net operating losses to fully offset alternative minimum taxable income for 2001 and 2002. The Company recorded the effect of this new legislation in the first quarter of 2002. It primarily resulted in accelerating utilization of alternative minimum tax net operating losses.

         In order to protect the availability of the Company's net operating loss carryforwards, the M & F Worldwide charter prohibits, subject to certain exceptions, transfers of M & F Worldwide common stock until such dates as fixed by the Board of Directors of M & F Worldwide to any person who owns, or after giving effect to such

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

transfer would own, at least 5% of the outstanding M & F
Worldwide common stock. The Company believes that the transfer restriction in the M & F Worldwide charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

         In connection with the 1995 merger (the "Abex Merger") of Abex Inc. ("Abex") and a wholly owned subsidiary of Holdings, and the related transfer (the "Transfer") to a subsidiary of Mafco Consolidated Group Inc. ("MCG"), the company resulting from the Abex Merger, of substantially all of Abex's consolidated assets and liabilities, other than those relating to its Abex NWL Aerospace Division ("Aerospace"), MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to the Aerospace division.

         See Note 12 regarding certain tax matters pertaining to the Company's wholly owned French subsidiary.

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

         At December 31, 2003 and 2002, there were shares of common stock outstanding of 20,928,704 and 20,663,171, respectively, of which 2,541,900 shares were held in treasury in 2003 and 2002. There were 20,000 shares of Series A Preferred Stock outstanding at December 31, 2003 and 2002, all of which were held in treasury. At December 31, 2001, 6,848,820 shares of Series B Preferred Stock were issued and outstanding. The Company issued 6,182,153 shares of Series B Preferred Stock in connection with the Panavision Acquisition and issued 666,667 shares of Series B Preferred Stock for $10.0 in December 2001. These shares were returned to the Company as a result of the Settlement and were returned to the status of "blank check" preferred so that they are no longer outstanding. The Series B Preferred Stock had one vote per share and a liquidation value of $6.50 per share, plus declared and unpaid dividends. Dividends on the Series B Preferred Stock were non-cumulative at a rate of $.05 per share per annum payable, if declared, quarterly in arrears. In addition to the stated dividend, the Series B Preferred Stock participated pro rata on a share-for-share basis with the common stock with respect to any dividends declared or paid on the common stock.

8.       STOCK OPTION PLANS

         The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options.

         The Company established three stock plans, one in 1995, one in 1997, and one in 2000 (the "Stock Plans"), which provide for the grant of awards covering up to 3.5 million shares of M & F Worldwide common stock.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         A summary of the Company's stock option activity for the Stock Plans and related information for the years ended December 31 follows:


                                                           EXERCISE PRICE
                                                         ----------------------
                                               SHARES                WEIGHTED
                                                (000)     RANGE     AVG. PRICE
                                               ------    -------   ------------
Options outstanding at December 31, 2001        2,548  $5.50-7.625     $6.72
  Options granted                                 465      2.85         2.85
                                               ------
Options outstanding at December 31, 2002        3,013   2.85-7.625      6.13
  Options granted                                  25      9.74         9.74
  Options exercised                              (265)  2.85-7.625      7.17
                                               ------
Options outstanding at December 31, 2003        2,773   2.85-9.74       6.06
                                               ======

         The weighted-average remaining contractual life of options outstanding under the Stock Plans at December 31, 2003 is 5.1 years.

         Information regarding stock options exercisable under the Stock Plans is as follows:

                                                    DECEMBER 31,
                                       -----------------------------------------
                                        2003             2002            2001
                                       -------         --------        ---------
Options Exercisable:
  Number of shares (000)                2,593            2,703           2,048
  Weighted average exercise price       $6.21            $6.50           $6.54


         The weighted average fair value of options granted in 2003 and 2002 was $7.15 and $1.89, respectively. In 1997, 1.6 million non-qualified options were granted which included 0.5 million options to the Chairman of the Executive Committee of the Board of Directors and 1.1 million options to employees. These options have a 10 year term and are fully vested at December 31, 2003. The options granted in 2000 have a 10-year term and were fully vested at December 31, 2003. The options granted in 2003 and 2002 have a 10-year term and vest over a three-year period.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the Stock Plans in 2003 and 2002, respectively: dividend yield of 0.0% and 0.0%; expected stock price volatility of 0.62 and 0.48; risk-free interest rate of 3.96% and 5.28%; and expected life of 10 years and 10 years.

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

         On February 15, 2001, the Mafco Worldwide Corporation Defined Benefit Pension Plan was terminated. The amount of cash retained by the Company in connection with the termination was $33.8 after settlement of benefit obligations, the payment of a federal excise tax and the transfer of approximately $14.1 of residual assets to a new pension plan for current salaried employees similar in terms to the terminated plan. As a result of the termination, the Company recorded a net gain in 2001 of $11.1 after federal excise taxes of $8.5.
                                      F-17

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         The following table reconciles the funded status of the Company's pension plans:

                                                                DECEMBER 31,
                                                           ---------------------
                                                             2003          2002
                                                           -------        ------
Accumulated Benefit Obligation                               $5.4          $4.2
                                                           =======        ======

Change in Projected Benefit Obligation
  Projected benefit obligation at beginning of year          $6.0          $5.4
  Service cost                                                0.3           0.3
  Interest cost                                               0.4           0.4
  Plan amendments                                             -             0.2
  Assumption changes                                          0.6           0.3
  Actuarial loss                                              0.1          (0.3)
  Benefits paid                                              (0.3)         (0.3)
                                                           -------        ------
  Projected benefit obligation at end of year                 7.1           6.0
                                                           -------        ------

Change in Plan Assets
  Fair value of assets at beginning of year                  14.2          17.2
  Actual returns (losses) on plan assets                      3.8          (2.7)
  Benefits paid                                              (0.3)         (0.3)
  Employer contributions                                      0.4           -
                                                           -------        ------
  Fair value of assets at end of year                        18.1          14.2
                                                           -------        ------

Plan assets in excess of projected benefit obligations       11.0           8.2
  Unrecognized prior service cost                             0.6           0.7
  Unrecognized net loss                                       3.2           5.3
                                                           -------        ------
  Net pension asset                                         $14.8         $14.2
                                                           =======        ======

Amounts recognized in the balance sheets consist of:
  Prepaid benefit cost                                      $14.5         $14.1
  Accrued benefit liability                                  (1.0)         (1.2)
  Intangible assets                                           0.3           0.3
  Accumulated other comprehensive income                      1.0           1.0
                                                           -------        ------
                                                            $14.8         $14.2
                                                           =======        ======

         The Company has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by U.S. income tax regulation. In addition, the Company has an unfunded benefit plan, which provides benefits to certain former employees of Pnuemo Abex. The projected benefit obligations, after adjusting for prior service costs, minimum pension liabilities, and unrecognized actuarial gains and losses for the plans, were $3.4 and $3.0 at December 31, 2003 and 2002, respectively, and are included in other liabilities.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Net periodic pension income for the Company's funded plans, which is included in selling, general and administrative expenses, is due to the overfunded status of the plans and consisted of the following components:

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                    2003            2002            2001
                                                                  -------         -------          ------
Service cost - benefits earned during the period                  $  0.2          $  0.2           $ 0.3
Interest cost on projected benefit obligations                       0.4             0.4             1.5
Expected return on plan assets                                      (1.2)           (1.5)           (3.8)
Amortization of prior service costs                                  0.1             0.1             -
Amortization of net (gain) loss                                      0.3             -              (0.1)
                                                                  -------         -------          ------
Net pension income                                                $ (0.2)         $ (0.8)          $(2.1)
                                                                  =======         =======          ======

         In addition, the Company has a defined contribution 401(k) plan covering domestic salaried employees. The Company contributes up to 2% of an employees' salary to this plan, which totaled approximately $0.1 in 2003, 2002 and 2001.

Additional Information

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                 2003                  2002
                                                                ------                -------
Increase in minimum liability included in other
    comprehensive income                                         $0.2                   $0.4
                                                                ======                =======

Assumptions

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                 2003                  2002
                                                                ------                -------
Weighted-average assumptions used to determine
    benefit obligation at year end

    Discount rate                                                6.00%                  6.75%
    Rate of compensation increase                                3.50%                  4.25%

                                                                             YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        2003               2002         2001
                                                                     --------            --------     --------
Weighted-average assumptions used to determine
net periodic benefit cost

    Discount rate                                                      6.75%               7.25%        7.50%
    Expected long term rate of return on plan assets                   8.50%               9.00%        9.50%
    Rate of compensation increase                                      4.25%               5.00%        5.00%

Discussion of Expected Long Term Rate of Return

         In determining its expected rate of return on the plans' assets, the Company considered its historical performance, the investment style of the fund in which it currently invests and the performance of other asset allocation funds. The historical performance of the plans' assets during the nine-year period from 1995 through 2003 exceeded the assumed 8.50% rate of return. In 2001, the Company settled pension obligations of certain of its plans in connection with a plan termination. As a result, invested plans' assets have been significantly reduced and are now invested in an asset allocation fund. During the ten-year period from 1994 through 2003, that fund's performance has exceeded the Company's assumed 8.50% rate of return. The investment performance of assets with similar investment styles during the same ten-year period also exceeded the plan's assumed rate of return.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Plan Assets

         The Company's pension plan asset allocations at December 31, 2003 and 2002 by asset category are as follows:

                                                      DECEMBER 31,
                                              -----------------------------
                                                2003                2002
                                              ---------           ---------
Asset Category:
  Equity securities                              78.0%               98.0%
  Fixed income securities                        19.0%               --
  Other                                           3.0%                2.0%
                                              ---------           ---------
    Total                                       100.0%              100.0%
                                              =========           =========
Investment Policy Discussion

         The Plans' investments are designed to meet or exceed the expected rate of return on plan assets assumption. The Investment Committee has retained a professional investment consultant as an advisor. Based upon that advice, the plans' assets are invested in an asset allocation fund which is comprised of domestic equities, domestic fixed income securities and cash.

Contributions

         The Company currently expects to contribute approximately $0.3 to its pension plans in 2004 based on current legal requirements. Proposed legislation, expected to be passed in 2004, would result in lower pension contributions in 2004.

10.      SHORT-TERM BORROWINGS AND DEBT

                                                               DECEMBER 31,
                                                       -------------------------
                                                         2003            2002
                                                       --------         --------
Amended Credit Agreement - Term Loan                     $34.6           $59.7
Other                                                     --               0.7
Less short-term borrowings and current maturities        (19.4)          (25.8)
                                                       --------         --------
Long-term debt                                           $15.2           $34.6
                                                       ========         ========

         On April 19, 2001 (the "Closing Date"), the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with a group of banks pursuant to which the Company could borrow up to $105.0. The Amended Credit Agreement included a $90.0 five-year term loan facility which was fully drawn on the Closing Date and a $15.0 five-year revolving loan facility, $5.0 of which was drawn on the Closing Date and $4.6 was reserved to support lender guarantees for outstanding letters of credit. The five-year $90.0 term loan is repayable in quarterly installments, which commenced on June 30, 2001. A mandatory repayment is required in April of each year based upon prior year excess cash flow (as the defined in the Amended Credit Agreement). The amount of excess cash flow payment included in current maturities was $4.3 and $8.7 at December 31, 2003 and 2002, respectively. The $15.0 revolving loan is for five years and may also be used to support lender guarantees for outstanding letters of credit. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii) Eurodollar Loans, plus a borrowing margin.

         In connection with the Settlement, Pneumo Abex amended the Amended Credit Agreement effective December 3, 2002, so that the lenders would: (a) release all liens in their favor on the Panavision shares held by the Company and the Notes held by Pneumo Abex and (b) release PVI Acquisition Corporation, a wholly owned subsidiary of the Company, from all of its obligations and liabilities under a guarantee and collateral agreement to the Amended Credit Agreement. In exchange, the parties agreed to: (a) an increase in the borrowing margin on

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


ABR Loans and Eurodollar Loans of 0.5% (3.0% on ABR Loans and 4.0% on Eurodollar Loans at December 31, 2003 and 2002), (b) a mandatory prepayment of $4.4, (c) a reduction in the revolving commitments by $5.0 and (d) an amendment fee of approximately $0.3. At December 31, 2003 and 2002, $4.7 and $4.6 of the revolving loan facility was reserved for lender guarantees on outstanding letters of credit, respectively. The average interest rate was 5.57% and 5.41% for the years ended December 31, 2003 and 2002, respectively. Substantially all the domestic assets of Pneumo Abex are pledged to secure the Amended Credit Agreement.

         The Amended Credit Agreement contains various restrictive covenants, which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets. Under the Amended Credit Agreement, Pneumo Abex may not: (a) pay a dividend on, or make a payment on account of the purchase, redemption or retirement of, or any other distribution on any shares of any class of its capital stock, (b) loan or advance funds to M & F Worldwide except for expenses necessary to maintain M & F Worldwide's corporate existence and other out of pocket expenses in the ordinary course of business resulting from M & F Worldwide's status as a public company and (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation, other than in the ordinary course of business to any person who is a significant stockholder or executive officer of M & F Worldwide. The Company had $5.3 and $5.4 of available borrowings under the revolving loan facility at December 31, 2003 and 2002, respectively.

         Aggregate principal maturities due under the Amended Credit Agreement, including the excess cash flow payment of $4.3 in April 2004, are as follows:

          2004                         $19.4
          2005                          15.2
                                     --------
                                       $34.6
                                     ========

         The Company's French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.9 Euros (approximately $3.6 at December 31, 2003) for working capital purposes. The amounts borrowed, which are included in short-term borrowings, were $0.0 and $0.7 at December 31, 2003 and 2002, respectively.

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

12.      COMMITMENTS AND CONTINGENCIES

LEASE AND PURCHASE COMMITMENTS

         Rental expense, which includes rent for facilities, equipment and vehicles, under operating leases amounted to $0.3 for each of the years ended December 31, 2003, 2002 and 2001. Future minimum rental commitments for operating leases with noncancelable terms in excess of one year from December 31, 2003 are as follows:

          2004                          $0.2
          2005                           0.1
                                      -------
                                        $0.3
                                      =======

         The Company had outstanding letters of credit totaling $4.7 and $4.6 at December 31, 2003 and 2002, respectively.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         At December 31, 2003, the Company had obligations to purchase approximately $9.6 of raw materials.

CORPORATE INDEMNIFICATION MATTERS

         The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In connection with the Abex Merger, a subsidiary of Abex, M & F Worldwide, Pneumo Abex and another subsidiary of M & F Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, Pneumo Abex retained the assets and liabilities relating to Aerospace, as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

         The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

         Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the Indemnity Guarantor would fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor. During the third quarter of 2002, the Indemnity Guarantor repaid the Company, following an arbitration between the Company and the Indemnity Guarantor, $3.5 that the Company had advanced for indemnified matters.

         Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2003, the Company incurred or expected to incur approximately $0.5 of unindemnified costs, as to which it either has received or expects to receive $0.4 in insurance reimbursements for matters pending or resolved in 2003. Management does not expect these unindemnified matters to have a material adverse effect on the Company's financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

         The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex's and its predecessor's operations to the extent not paid by

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

third-party indemnitors or insurers, other than the operations relating to Pneumo Abex's Aerospace business, which Pneumo Abex sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities are the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

         It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any environmental site subject due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $100.0.

         On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to one site not part of the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 of letters of credit outstanding at both December 31, 2003 and 2002, respectively, in connection with the Reimbursement Agreement.
0
         The Company has not recognized a liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors' active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote.

         The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. The Company retained in the Aerospace sale certain claims for allegedly defective pricing made by the government with respect to certain of these products. During 2003, the Company resolved one of those matters at a cost of $0.4. In the remaining matter, the Company contests the allegations made by the government and has been attempting to resolve the matter without litigation.

         In addition, various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

FEDERAL-MOGUL BANKRUPTCY

         As noted above in "--Corporate Indemnification Matters," the Second Indemnitor ceased performing, upon filing its Chapter 11 petition, the indemnity and other obligations that it owed to Pneumo Abex under the 1994 agreements entered into in connection with the sale of Pneumo Abex's Friction Products Division (the "1994 Sale Agreements"). As a result, Pneumo Abex asserted claims for breach of such indemnity and other obligations, and, in connection with such breaches, Pneumo Abex asserted its rights of recoupment and setoff (the "Recoupment/Setoff Claim"), recognized under bankruptcy law, against $5.6 in insurance reimbursements that came into Pneumo Abex's possession but that Pneumo Abex would otherwise have been obliged to turn over to the Second Indemnitor under the 1994 Sale Agreements had the Second Indemnitor continued to perform. Pending the

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

resolution of the Recoupment/Setoff Claim, Pneumo Abex recorded in accounts payable an amount equal to the full value of the claim.

         During December 2003, Pneumo Abex reached an agreement with the Second Indemnitor and certain other parties, subsequently confirmed by the bankruptcy court, pursuant to which Pneumo Abex paid to the Second Indemnitor $3.0 in 2004. Of the remainder it retained, Pneumo Abex paid $0.7 in 2004 to a subsidiary of MCG in accordance with the Transfer Agreement to reimburse expenses that the subsidiary incurred on Pneumo Abex's behalf, while procuring the insurance reimbursements. Pneumo Abex recorded a gain of $1.9 in the fourth quarter of 2003 for amount it retained.

OTHER LITIGATION MATTERS

         In November 2000, five purported derivative and/or class actions were filed in New Castle County, Delaware Chancery Court against the Company, its board of directors and, in one case, Holdings and MCG. These actions, as well as a similar action filed in New York County, New York Supreme Court, challenged as unfair to the Company's public shareholders the original proposal to sell to the Company the stake in Panavision then indirectly owned by Holdings. Following consummation of the Panavision transaction in April 2001, the five Delaware actions were consolidated under the caption In re M & F Worldwide Corp. Shareholders Litigation, C.A. No. 18502-NC (the "Consolidated Action"), the operative complaint in the Consolidated Action was amended to challenge the transaction as consummated, and another shareholder filed a related action in the Delaware Chancery Court, captioned Vannini v. Perelman, et al., C.A. No. 18850-NC. The operative complaints sought, among other things, rescission of the transaction, damages, a declaratory judgment that the transaction was unfair as to process and as to price, and plaintiffs' costs and attorneys' fees. The Company and the parties to the Vannini action settled that litigation, pursuant to which, among other things, the Company acquired one million shares of Company common stock held by the plaintiff, the plaintiff dismissed his claim with prejudice, and the Company agreed to pay to plaintiff $10.0 plus up to $1.0 for reimbursement of his legal costs. The Company recorded treasury stock of $6.5 and shareholder litigation settlement expense of $4.5 in 2001 in connection with the Vannini settlement. The Company included settlement expense in loss from operations of discontinued business in the accompanying consolidated statements of income. After the Vannini settlement, plaintiffs in the Consolidated Action commenced a separate derivative action in the Delaware Chancery Court against the Company's directors and Holdings challenging the settlement as a breach of fiduciary duty.

         In July 2002, during the trial of the Consolidated Action, the parties reached a settlement (the "Settlement"). Under the terms of the Settlement, approved by the Chancery Court, Holdings (i) acquired (a) the Acquired Shares,
(b) the shares of Panavision Series A Preferred Stock that the Company acquired in December 2001, (c) the Notes that Pneumo Abex acquired in November 2001, and
(d) the Las Palmas Note, and (ii) delivered to the Company $90.1 in cash and all of the shares of Company's common stock and Series B Preferred Stock that Holdings had acquired since April 2001. In addition, all agreements entered into in connection with the Panavision Acquisition and the December 2001 issuance of Series B Preferred Stock were terminated.

         In a separate agreement contemporaneous with the Settlement, the Company's insurance carrier agreed to reimburse $2.0 of the amount that the Company paid in connection with the Vannini settlement, and certain attorneys' fees and expenses awarded by the court in connection with the Settlement.

         The Company incurred various legal and related costs in connection with the defense of the shareholder lawsuits that were reimbursed by insurance. The Company had unreimbursed legal and related expenses of $3.6, which the Company included in discontinued operations for 2002 and 2001, net, in the accompanying consolidated statements of income.

         During 2002, the Company's indirect, wholly owned French subsidiary (the "Indirect Subsidiary") received official notice from the French tax administration that certain interest payments made on a note payable to the Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately
1.8 Euros ($2.2 as of December 31, 2003) for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities' position and is in the process of appealing the assessment. As part of its appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of 1.4 Euros ($1.8 as of December 31, 2003). The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Subsidiary will prevail in any future negotiation or litigation. In addition, the Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998, of which several years are currently under audit.

13.      RELATED PARTY TRANSACTIONS

         During fiscal 2003, 2002 and 2001, three executive officers of the Company were executives of Holdings. Such executive officers were not compensated by the Company. In 2003, the Company paid to Holdings the value of the services provided by such officers to the Company in the amount of $1.5 and charged that amount to compensation expense. In 2002 and 2001, because Holdings did not require payment of this amount, the value of the services of $1.5 per year is reflected in the accompanying Consolidated Financial Statements as compensation expense and a corresponding increase to additional paid-in-capital in accordance with Securities and Exchange Commission Staff Accounting Bulletin 79, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." None of the executive officers received any payment from the Company or Holdings in connection with such compensation expense.

         In October 2003, the Company and Holdings executed a new Management Services Agreement, in which Holdings provides the services of the three executive officers to the Company in exchange for a management service fee of $1.5 annually. The Agreement expires on December 31, 2005.

         Included in accounts receivable, net in the consolidated balance sheet at December 31, 2002 is $3.3 due from Holdings, which Holdings repaid in January 2003.

         The Company participates in Holdings' directors and officers insurance program, which covers the Company as well as Holdings and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2003, the Company has recorded prepaid expenses, other assets, accrued liabilities and other liabilities of $1.5, $6.0, $2.7 and $2.8 relating to the financing of the directors and officers insurance program. At December 31, 2002, the Company had recorded prepaid expenses, other assets, accrued liabilities and other liabilities of $1.7, $6.7, $3.0 and $5.5 relating to the financing of the directors and officers insurance program.

         See also Note 2, Acquisitions/Dispositions, and Note 12, Commitments and Contingencies.

14.      SIGNIFICANT CUSTOMER

         The Company has a significant customer in the tobacco industry, Altria Group Inc., which accounted for approximately 35% of the Company's net revenues in 2003, 33% of net revenues in 2002 and 31% of net revenues in 2001.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


15.      GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

         Since the Settlement, the Company has one business segment, which is the production of licorice flavors used primarily by the tobacco and food industries. The following table presents geographic information based upon revenues of the Company's major geographic markets:

                                                                           YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                 2003                2002                2001
                                                               ----------          ---------           ---------
Net sales to external customers (a)
       North America (b)                                          $ 81.6             $ 83.8              $ 84.7
       France                                                       14.1               13.1                13.7
                                                               ----------          ---------           ---------
       Total                                                      $ 95.7             $ 96.9              $ 98.4
                                                               ==========          =========           =========

Operating income (loss)
       North America (b)                                          $ 34.6             $ 38.8              $ 33.3
       France                                                        2.7                3.8                 4.4
       Pension reversion gain                                          -                  -                11.1
       Corporate                                                    (1.8)              (2.3)               (3.7)
                                                               ----------          ---------           ---------
         Subtotal                                                   35.5               40.3                45.1

     Corporate expenses                                             (3.4)              (5.2)               (2.8)
                                                               ----------          ---------           ---------

     Operating income                                             $ 32.1             $ 35.1              $ 42.3
                                                               ==========          =========           =========

(a)  Revenues reported by country of domicile.
(b)  Includes export sales of $29.5, $28.7, and $30.7 in 2003, 2002, and 2001, respectively.


                                                                 YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 2003                2002
                                                               ----------          ---------
Long lived assets
       North America                                             $ 163.6            $ 165.1
       France                                                       22.4               18.9
       Other, foreign                                                1.4                1.5
       Corporate                                                     8.4                8.9
                                                               ----------          ---------
         Total                                                   $ 195.8            $ 194.4
                                                               ==========          =========

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

16.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of unaudited quarterly financial information for 2003 and 2002:


                                                                                    2003
                                                               -------------------------------------------------
                                                                 FIRST       SECOND        THIRD        FOURTH
                                                               ----------   ----------    ---------    ---------
Net revenues                                                      $ 24.9       $ 25.5       $ 22.7       $ 22.6
Gross profit                                                        12.3         13.5         11.4         12.2
Income from continuing operations                                    7.4          8.3          7.8          9.6
Gain from discontinued operations, net of taxes                        -            -          0.6            -
Net income                                                           4.4          5.1          7.7          6.0

Income per common share:
     Basic:
        Continuing operations                                     $ 0.25       $ 0.28       $ 0.38       $ 0.32
        Discontinued operations                                        -            -         0.04            -
                                                               ----------   ----------    ---------    ---------
        Total                                                     $ 0.25       $ 0.28       $ 0.42       $ 0.32
                                                               ==========   ==========    =========    =========

     Diluted:
        Continuing operations                                     $ 0.24       $ 0.27       $ 0.37       $ 0.30
        Discontinued operations                                        -            -         0.03            -
                                                               ----------   ----------    ---------    ---------
        Total                                                     $ 0.24       $ 0.27       $ 0.40       $ 0.30
                                                               ==========   ==========    =========    =========

                                                                                    2002
                                                               -------------------------------------------------
                                                                 FIRST       SECOND        THIRD        FOURTH
                                                               ----------   ----------    ---------    ---------

Net revenues                                                      $ 25.6       $ 26.0       $ 22.1       $ 23.2
Gross profit                                                        12.6         13.8         10.8         12.4
Income from continuing operations                                    4.9          4.6          4.5          4.6
(Loss) gain from discontinued operations, net of taxes (a)          (3.0)        (4.9)        (2.5)        15.9
Net income (loss)                                                    1.9         (0.3)         2.0         20.5

Income (loss) per common share:
     Basic and diluted:
        Continuing operations                                     $ 0.19       $ 0.17       $ 0.16       $ 0.19
        Discontinued operations                                    (0.11)       (0.18)       (0.09)        0.66
                                                               ----------   ----------    ---------    ---------
        Total                                                     $ 0.08       $(0.01)      $ 0.07       $ 0.85
                                                               ==========   ==========    =========    =========

         Certain amounts previously reported have been reclassified to conform to the December 31, 2003 presentation.

(a) Includes gain on disposal of discontinued business of $17.6 in the fourth quarter of 2002.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

17.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                      2003               2002                2001
                                                                    ---------          ----------          ---------
Numerator:
     Income from continuing operations                                $ 22.6              $ 18.6             $ 18.4
     Gain (loss) from discontinued operations, net of taxes (a)          0.6                 5.5              (12.3)
                                                                    ---------          ----------          ---------
     Net income                                                         23.2                24.1                6.1
     Preferred stock dividends                                             -                (0.3)              (0.2)
                                                                    ---------          ----------          ---------
Numerator for basic earnings per share:
     Income available to common stockholders                          $ 23.2              $ 23.8              $ 5.9
                                                                    =========          ==========          =========

Numerator for diluted earning per share:
       Net income                                                     $ 23.2              $ 24.1              $ 6.1
                                                                    =========          ==========          =========

Denominator (shares in millions):
     Basic earnings per share-weighted average shares
       Common                                                           18.2                19.5               20.0
       Preferred - participating                                           -                 6.3                4.3
                                                                    ---------          ----------          ---------
Denominator for basic earnings per share                                18.2                25.8               24.3
     Effect of dilutive securities:
       Employee stock options                                            0.9                 0.2                  -
                                                                    ---------          ----------          ---------
Denominator for diluted earnings per share                              19.1                26.0               24.3
                                                                    =========          ==========          =========

Basic earnings (loss) per common share:
     Undistributed earings from continuing operations                 $ 1.23              $ 0.71             $ 0.74
     Undistributed earings (loss) from discontinued operations          0.04                0.21              (0.50)
                                                                    ---------          ----------          ---------
        Total common stock                                            $ 1.27              $ 0.92             $ 0.24
                                                                    =========          ==========          =========

Diluted earnings (loss) per common share:
     Undistributed earings from continuing operations                 $ 1.18              $ 0.71             $ 0.74
     Undistributed earings (loss) from discontinued operations          0.03                0.21              (0.50)
                                                                    ---------          ----------          ---------
        Total common stock                                            $ 1.21              $ 0.92             $ 0.24
                                                                    =========          ==========          =========

Basic and diluted earnings (loss) per preferred share:
     Distributed earnings                                                $ -              $ 0.04             $ 0.05
     Undistributed earings from continuing operations                      -                0.71               0.74
     Undistributed earings (loss) from discontinued operations             -                0.21              (0.50)
                                                                    ---------          ----------          ---------
        Total preferred stock                                            $ -              $ 0.96             $ 0.29
                                                                    =========          ==========          =========

(a) includes gain on sale of discontinued business of $17.6 in 2002.

           Schedule I - Condensed Financial Information of Registrant

                          Balance Sheets (Parent Only)
                      (in millions, except per share data)

                                                                                                    December 31,
                                                                                            ----------------------------
                                                                                               2003            2002
                                                                                            ------------    ------------
                                                         ASSETS
Current assets:
     Cash and cash equivalents                                                                   $ 90.0          $ 88.9
     Accounts receivable                                                                              -             0.2
     Prepaid expenses and other current assets                                                      1.3             1.6
                                                                                            ------------    ------------
          Total current assets                                                                     91.3            90.7

Investment in subsidiaries                                                                        215.5           185.9
Other assets                                                                                        6.5             5.2
                                                                                            ------------    ------------
                                                                                                $ 313.3         $ 281.8
                                                                                            ============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                             $ 1.6           $ 1.8
     Accrued expenses                                                                               0.2             0.3
     Payable to subsidiaries                                                                        5.2             2.4
                                                                                            ------------    ------------
          Total current liabilities                                                                 7.0             4.5

Other liabilities                                                                                   1.6             3.2
Stockholders' equity:
     Common stock, par value $.01; 250,000,000 shares authorized; 20,928,704 and
          20,663,171 shares issued at December 31, 2003
          and 2002, respectively                                                                    0.2             0.2
     Additional paid-in capital                                                                    31.5            29.4
     Treasury stock at cost
          2,541,900 shares at December 31, 2003 and 2002                                          (14.8)          (14.8)
     Retained earnings                                                                            288.3           265.1
     Accumulated other comprehensive loss                                                          (0.5)           (5.8)
                                                                                            ------------    ------------
               Total stockholders' equity                                                         304.7           274.1
                                                                                            ------------    ------------
                                                                                                $ 313.3         $ 281.8
                                                                                            ============    ============

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CONSOLIDATED STATEMENTS OF INCOME (PARENT ONLY)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------------------------
                                                                                     2003             2002             2001
                                                                                  ------------     ------------     ------------
General and administrative expenses                                                     $ 3.3            $ 3.6            $ 2.8
                                                                                  ------------     ------------     ------------
          Operating loss                                                                  3.3              3.6              2.8
Interest, investment and other income, net                                               (0.8)            (0.1)            (0.3)
                                                                                  ------------     ------------     ------------
          Loss from continuing operations before taxes                                    2.5              3.5              2.5
Benefit from income taxes                                                                (0.9)            (1.2)            (0.9)
                                                                                  ------------     ------------     ------------
          Loss from continuing operations                                                 1.6              2.3              1.6
(Gain) loss from discontinued business, net of taxes
  (including gain on disposal of $17.6 in 2002)                                          (0.6)            (5.5)            12.3
Equity in income of subsidiaries                                                        (24.2)           (20.9)           (20.0)
                                                                                  ------------     ------------     ------------
          Net income                                                                     23.2             24.1              6.1
Preferred stock dividends                                                                   -             (0.3)            (0.2)
                                                                                  ------------     ------------     ------------
          Net income available to common stockholders                                  $ 23.2           $ 23.8            $ 5.9
                                                                                  ============     ============     ============

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               CONSOLIDATED STATEMENTS OF CASH FLOWS (PARENT ONLY)
                                  (IN MILLIONS)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                           2003           2002            2001
                                                                                        ------------   ------------   -------------
OPERATING ACTIVITIES
Net income                                                                                   $ 23.2         $ 24.1           $ 6.1
Adjustments to reconcile net income to total cash provided by operating activities:
         Equity in income of subsidiaries (in excess of) / less than cash distributions       (24.2)         (26.8)           90.8
         Compensation expense paid by principal stockholder                                       -            1.5             1.5
Changes in assets and liabilities:
         Receivable from/payables to subsidaries                                                2.8            1.3             2.1
         Other, net                                                                            (2.6)           0.7            (4.5)
                                                                                        ------------   ------------   -------------
         Cash (used in) provided by operating activities                                        (0.8)           0.8            96.0
                                                                                        ------------   ------------   -------------

INVESTING ACTIVITIES
Disposition (acquisition) of Panavision and EFILM                                                 -           85.7           (86.6)
                                                                                        ------------   ------------   -------------
         Cash provided by (used in) investing activities                                          -           85.7           (86.6)
                                                                                        ------------   ------------   -------------

FINANCING ACTIVITIES
Repurchase of common stock                                                                        -              -            (6.5)
Preferred stock dividends paid                                                                    -           (0.4)           (0.1)
Proceeds from stock options exercised                                                           1.9
                                                                                        ------------   ------------   -------------
          Cash provided by (used  in) financing activities                                      1.9           (0.4)           (6.6)
                                                                                        ------------   ------------   -------------

Net increase in cash and cash equivalents                                                       1.1           86.1             2.8
Cash and cash equivalents at beginning of period                                               88.9            2.8               -
                                                                                        ------------   ------------   -------------
Cash and cash equivalents at end of period                                                   $ 90.0         $ 88.9           $ 2.8
                                                                                        ============   ============   =============

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

         The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2003, 2002 and 2001.

                                                                BEGINNING        AMOUNTS         BALANCE          ENDING
                                                                 BALANCE         RESERVED        WRITTEN OFF     BALANCE
                                                               -------------------------------------------------------------
Allowance for Doubtful Accounts
-------------------------------
December 31, 2003                                                     $ 0.1           $ 0.1             $ -           $ 0.2
December 31, 2002                                                     $ 0.3             $ -           $ 0.2           $ 0.1
December 31, 2001                                                     $ 0.2           $ 0.1             $ -           $ 0.3