Form 10-Q
period 2004-03-31
M & F WORLDWIDE CORP
filed 2004-05-10
CIK 945235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                         Commission file number: 1-13780

                         -------------------------------


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



                                 (212) 572-8600
                      -------------------------------------
                          registrant's telephone number
                              including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes [X] No [ ]

         As of March 31, 2004, there were 18,386,804 shares of the registrant's Common Stock outstanding, of which 7,048,000 were held by Mafco Consolidated Group Inc., a wholly owned subsidiary of Mafco Holdings Inc.


================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004


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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in millions, except per share data)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -------------------
                                                             2004         2003
                                                            -------     -------
Net revenues                                                $  25.7     $  24.9

Cost of  revenues                                              12.4        12.6
                                                            -------     -------

Gross profit                                                   13.3        12.3

Selling, general and administrative expenses                    4.5         4.3
                                                            -------     -------

Operating income                                                8.8         8.0

Interest income                                                 0.2         0.3

Interest expense                                               (0.5)       (0.9)
                                                            -------     -------

Income before income taxes                                      8.5         7.4
Provision for income taxes                                     (3.2)       (3.0)
                                                            -------     -------

Net income                                                  $   5.3      $  4.4
                                                            =======      ======



Earnings per common share:
         Basic                                              $ 0.29       $ 0.25
                                                            ======       ======

         Diluted                                            $ 0.27       $ 0.24
                                                            ======       ======


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      (in millions, except per share data)
                                   (Unaudited)

                                                                                MARCH 31,   DECEMBER 31,
                                                                                  2004          2003
                                                                                --------    ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                 $  107.3      $  115.3
      Accounts receivable (net of allowances of $0.2)                               13.4           9.1
      Inventories                                                                   56.7          57.1
      Prepaid expenses and other current assets                                      4.5           4.5
                                                                                --------      --------

Total current assets                                                               181.9         186.0

Property, plant and equipment, net                                                  18.6          19.6
Goodwill, net                                                                       39.9          40.4
Other intangible assets, net                                                       109.6         109.6
Deferred tax asset                                                                   0.6           0.6
Pension asset                                                                       14.6          14.5
Other assets                                                                        14.4          11.7
                                                                                --------      --------
Total assets                                                                    $  379.6      $  382.4
                                                                                ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                          $    6.7      $    7.3
      Accrued liabilities                                                            5.2           9.9
      Current maturities of long-term debt                                          20.6          21.7
                                                                                --------      --------

Total current liabilities                                                           32.5          38.9

Long-term debt                                                                       9.8          12.9
Deferred tax liabilities                                                            10.5           7.9
Other liabilities                                                                   17.5          18.0

Commitments and contingencies                                                        --            --

Stockholders' equity:
      Common stock, par value $.01;  250,000,000 shares authorized;
         20,928,704 shares issued at March 31, 2004 and December 31, 2003            0.2           0.2
      Additional paid-in capital                                                    31.5          31.5
      Treasury stock at cost
         2,541,900 shares at March 31, 2004 and December 31, 2003                  (14.8)        (14.8)
      Retained earnings                                                            293.6         288.3
      Accumulated other comprehensive loss                                          (1.2)         (0.5)
                                                                                --------      --------
            Total stockholders' equity                                             309.3         304.7
                                                                                --------      --------
Total liabilities and stockholders' equity                                      $  379.6      $  382.4
                                                                                ========      ========



          See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in millions, except per share data)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   ---------------------
                                                                                     2004         2003
                                                                                   --------     --------
OPERATING ACTIVITIES
Net income                                                                         $    5.3     $    4.4
Adjustments to derive net cash (used in) provided by operating activities:
      Depreciation and amortization                                                     1.0          1.0
      Deferred income taxes                                                             2.9          2.4
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                     (4.4)         1.2
        Decrease in inventories                                                         0.3          0.1
        Increase in prepaid expense and other current assets                            --          (0.6)
        Increase in pension asset                                                      (0.2)        (0.1)
        (Decrease) increase in accounts payable and accrued expenses                   (5.5)         1.1
        Other, net                                                                      --          (0.4)
                                                                                   --------     --------
        Net cash (used in) provided by continuing operating activities                 (0.6)         9.1

INVESTING ACTIVITIES
Investment in joint venture                                                            (2.8)         --
Capital expenditures                                                                   (0.4)        (0.3)
                                                                                   --------     --------
        Net cash used in investing activities                                          (3.2)        (0.3)

FINANCING ACTIVITIES
Repayments of notes payable and credit agreements                                      (4.2)        (3.9)
                                                                                   --------     --------
        Net cash used in financing activities                                          (4.2)        (3.9)
                                                                                   --------     --------

Net (decrease) increase in cash and cash equivalents                                   (8.0)         4.9
Cash and cash equivalents at beginning of period                                      115.3        105.7
                                                                                   --------     --------
Cash and cash equivalents at end of period                                         $  107.3     $  110.6
                                                                                   ========     ========

Supplemental disclosure of cash paid for:
      Interest                                                                     $    0.5     $    0.9
      Taxes paid, net of refunds                                                        0.2          0.3


          See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

     M & F Worldwide Corp. ("M & F Worldwide" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary, Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide"). The Company produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France, and Xianyang Shaanxi, Peoples Republic of China. Over 70% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company manufactures and sells other flavor products and plants products, which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health foods, although the non-tobacco portion of this business continues to be phased out as part of the Company's decision to discontinue selling certain of these products.

     At March 31, 2004, Holdings' indirect beneficial ownership of M & F Worldwide represents 38.3% of the outstanding M & F Worldwide common stock.

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2003 Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 presentation.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


2. INVESTMENT IN JOINT VENTURE

       On March 31, 2004, the Company acquired 50% of the outstanding common stock of Wei Feng Enterprises Limited, a British Virgin Islands company ("Wei Feng") which manufactures and sells licorice derivatives, primarily to the Asian market. In consideration for its interest, the Company contributed to Wei Feng 100% of the capital stock of a subsidiary with a book value of $0.6 and cash of $0.1; paid $2.4 of cash to the selling shareholder; agreed to pay up to $1.2 to the selling shareholder over a five year period based upon the financial performance of Wei Feng; and committed to fund certain additional cash requirements for working capital and other needs. The Company has also entered into separate raw material supply agreements with the joint venture which provide for, among other provisions, the purchase of production material from the joint venture at cost. The transaction agreements also grant the Company the option of purchasing the remaining 50% of the outstanding common stock of Wei Feng after five years, or earlier in certain circumstances, at a specified price.

       The Company has also modified its Amended Credit Agreement to allow for the consummation of the transaction and to permit additional capital contributions to the joint venture up to $3.3. The Company accounts for its investment in Wei Feng under the equity method and it is included in other assets in the accompanying consolidated balance sheets.


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

     There were no stock options granted by the Company in the first quarter of 2004 and 2003.

     The application of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation would not have had a material effect on net income and earnings per share for the three months ended March 31, 2004 and 2003.

4. INVENTORIES

     Inventories consist of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                       2004            2003
                                                     ---------      ------------
Raw Materials                                          $ 43.4          $ 44.7
Work-in-progress                                          0.8             0.8
Finished Goods                                           12.5            11.6
                                                       ------          ------
                                                       $ 56.7          $ 57.1
                                                       ======          ======


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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


6. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The Company has one business segment, which is the production of licorice flavors used primarily by the tobacco and food industries. The following table presents revenue and other financial information by geographic region for the business segment:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------
                                                             2004         2003
                                                           -------      -------
Net sales to external customers (a)
       North America (b)                                   $  21.4      $  21.1
       France                                                  4.3          3.8
                                                           -------      -------
       Total                                               $  25.7      $  24.9
                                                           =======      =======


Operating income (loss)
       North America (b)                                   $   9.6      $   8.9
       France                                                  1.0          0.6
       Corporate                                              (0.9)        (0.7)
                                                           -------      -------
         Subtotal                                              9.7          8.8

     Corporate expenses                                       (0.9)        (0.8)
                                                           -------      -------

     Operating income                                      $   8.8      $   8.0
                                                           =======      =======


(a) Revenues reported by country of domicile. Includes export sales of $8.5 and $6.4 in 2004 and 2003, respectively.

7. COMPREHENSIVE INCOME

     For the three months ended March 31, 2004 and 2003, comprehensive income amounted to $4.6 and $5.4, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

8. NET INCOME PER SHARE

     The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                 2004     2003
                                                                 ----     ----

Basic weighted average common shares outstanding                 18.4     18.1
                                                                 ====     ====

Diluted weighted average common shares outstanding               20.0     18.6
                                                                 ====     ====

     Common equivalent shares consisting of outstanding stock options are included in the 2004 and 2003 diluted income per share calculations.

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

       Net periodic pension income for the Company's funded plans, which is included in selling, general and administrative expenses, is due to the overfunded status of the plans and was minimal for the three months ended March 31, 2004 and 2003.

     The Company's contributions to its pension plans, which is based on current legal requirements, was minimal for the three months ended March 31, 2004 and 2003.

10. COMMITMENTS AND CONTINGENCIES

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

     Pneumo Abex's former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. Management does not expect its unindemnified matters to have a material adverse effect on the Company's financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

     On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 of letters of credit outstanding at both March 31, 2004 and December 31, 2003 in connection with the Reimbursement Agreement.

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

     The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. The Company retained in the Aerospace sale certain claims for allegedly defective pricing made by the government with respect to certain of these products. In the sole remaining matter, the Company contests the allegations made by the government and has been attempting to resolve this matter without litigation.

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

     During December 2003, Pneumo Abex reached an agreement with the Second Indemnitor and certain other parties, subsequently confirmed by the bankruptcy court, pursuant to which Pneumo Abex paid to the Second Indemnitor $3.0 in 2004. Of the remainder it retained, Pneumo Abex paid $0.7 in 2004 to a subsidiary of MCG in accordance with the Transfer Agreement to reimburse expenses that the subsidiary incurred on Pneuno

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

Abex's behalf, while procuring the insurance reimbursements. Pneumo Abex recorded a gain of $1.9 in the fourth quarter of 2003 for the amount it retained.

OTHER LITIGATION MATTERS

     During 2002, the Company's indirect wholly owned French subsidiary (the "Indirect Subsidiary") received official notice from the French tax administration that certain interest payments made on a note payable to the Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately
1.8 million Euros ($2.2 as of March 31, 2004) for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities' position and is in the process of appealing the assessment. As part of their appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of 1.4 million Euros ($1.7 as of March 31, 2004). The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or litigation. In addition, the Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998, of which several of the years are currently under audit.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE BUSINESS

     The Company, which is the world's largest producer of licorice extract, produces a variety of licorice flavors from licorice root, intermediary licorice flavors and certain other ingredients at its facilities in the United States, France and the People's Republic of China. Over 70% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes and other tobacco products. Over the last several years, the rate of consumption of tobacco products has declined in the United States. Despite this trend, the Company has experienced stable sales volume in the United States tobacco industry principally because its customers have emphasized the sale of their premium quality branded products in which licorice is a key ingredient. The Company's stable sales to the international tobacco industry have been aided by stable to slightly growing consumption of tobacco products in that region. Although the Company's licorice sales to its confectionary customers have experienced some decline in recent years, licorice sales to food and pharmaceutical customers, where the product is used as a flavoring or masking agent, have experienced some growth and added to the Company's overall sales stability for its licorice products. Non-licorice sales have decreased due the Company's decision to discontinue selling certain of these products.

     This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Critical Accounting Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

CONSOLIDATED OPERATING RESULTS

           THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS
                              ENDED MARCH 31, 2003

     A significant portion of the Company's sales are to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United States, although worldwide consumption of tobacco products has remained stable or grown slightly. Net revenues increased by $0.8 million, or 3.2%, to $25.7 million in the 2004 period from $24.9 million in the 2003 period. Increases in domestic revenues to the tobacco industry worldwide of $0.2 million due to the volume of shipments to customers accounted for the increase in domestic revenues in the 2004 period as compared to the 2003 period with revenues from other licorice and non-licorice customers remaining stable in both periods. The Company's foreign sales increased by $0.6 million in the 2004 period as compared to the 2003 period due to the exchange translation effect on its Euro sales.

     Cost of revenues was $12.4 million in the 2004 period and $12.6 million in the 2003 period, a decrease of $0.2 million. The decrease in cost of revenues, despite the higher volume of sales, was due to the mix of products sold between the two periods. As a percentage of revenues, cost of revenues was 48.2% in the 2004 period as compared to 50.6% in the 2003 period.

     Gross profit was $13.3 million in the 2004 period and $12.3 million in the 2003 period.

     Selling, general and administrative expenses were $4.5 million in the 2004 period and $4.3 million in the 2003 period, an increase of $0.2 million. This increase was primarily due to higher professional fees partially offset by higher pension income in the 2004 period as compared to the 2003 period.

     Operating income was $8.8 million in the 2004 period and $8.0 million in the 2003 period. The increase of $0.8 million was a result of higher operating income at the Company's French subsidiary ($0.4 million) and higher domestic operating income ($0.7 million) partially offset by higher corporate expenses ($0.3 million). The French subsidiary increase was a result of a $0.6 million foreign exchange translation effect on its Euro sales and lower cost of revenues due to a reduction in raw material costs. The domestic increase was due to higher shipment volume to tobacco customers and lower cost of revenues due to product mix partially offset by higher selling, general and administrative expenses and higher pension income as described above.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


     Interest income was $0.2 million in the 2004 period and $0.3 in the 2003 period. The decrease was primarily due to lower interest rates earned on the cash available for investment in the 2004 period.

     Interest expense was $0.5 million in the 2004 period and $0.9 million in the 2003 period. The decrease was due to lower outstanding debt in the 2004 period.

     The provision for income taxes as a percentage of income from continuing operations was 37.6% in the 2004 period and 40.5% in the 2003 period. The decrease is due to a lower state and local effective tax rate in the 2004 period as compared to the 2003 period.

     Net income was $5.3 million in the 2004 period and $4.4 million in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash (used in) provided by operating activities during the first three months of 2004 was a use of $0.6 million compared to a provision of $9.1 million in the first three months of 2003. The decrease in net cash provided by operating activities of $9.7 million was caused by a change in the components of working capital, primarily an increase in trade receivables and a decrease in payables and accrued expenses related to the payment in 2004 in the settlement of the Federal-Mogul Recoupment /Setoff Claim.

     Net cash used in investment activities was $3.2 million for the three month period ended March 31, 2004 and $0.3 million for the three month period ended March 31, 2003. The cash used in 2004 was comprised of expenditures of $2.8 million for the investment in the joint venture and $0.4 million for capital expenditures while the cash used in 2003 was all related to capital expenditures.

     Net cash used in financing activities totaled $4.2 million in the three month period ended March 31, 2004 and $3.9 million in the 2003 period as a result of scheduled debt repayments.

     As of March 31, 2004, debt outstanding was comprised of $30.4 million under the Amended Credit Agreement term loan, of which $20.6 million represents current maturities.

     There have been no material changes to the Company's cash obligations and other commercial commitments which were presented in Form 10-K for the year ended December 31, 2003.

     Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreement and anticipated cash flow from operating activities, will be sufficient to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future.

     M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $90.0 million in cash and cash equivalents at March 31, 2004, most of which was received in connection with the Panavision Settlement in 2002. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended March 31, 2004, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report of Form 10-K for the year ended December 31, 2003 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 presents quantitative and qualitative disclosures about market risk as of December 31, 2003. There have been no material changes in this disclosure as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES


                                     PART II

ITEM 1.     LEGAL PROCEEDINGS
            There were no material developments in legal proceedings during the three months ended March 31, 2004.

ITEM 2.     CHANGES IN SECURITIES
            There were no changes in securities during the three month period ended March 31, 2004.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            There were no events of default upon senior securities during the three month period ended March 31, 2004.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            There were no matters submitted to a vote of security holders during the three month period ended March 31, 2004.

ITEM 5.     OTHER INFORMATION
            No additional information need be presented.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

            31.1* Certification of Howard Gittis, Chief Executive Officer, dated May 10, 2004.

            31.2* Certification of Todd J. Slotkin, Chief Financial Officer, dated May 10, 2004.

            32.1 Certification of Howard Gittis, Chief Executive Officer, dated May 10, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

            32.2 Certification of Todd J. Slotkin, Chief Financial Officer, dated May 10, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

 (b)        Reports on Form 8-K

            On March 15, 2004, the Company filed a current report on Form 8-K disclosing the Company's December 31, 2003 financial results.

* Filed herewith

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         M & F WORLDWIDE CORP.



Date:      May 10, 2004                  By:            /S/ Todd J. Slotkin
      -------------------------              --------------------------------------------
                                                        Todd J. Slotkin
                                         Executive Vice President Chief Financial Officer
                                                    Principal Financial Officer



Date:      May 10, 2004                  By:           /S/ Laurence Winoker
      -------------------------              --------------------------------------------
                                                         Laurence Winoker
                                                   Principal Accounting Officer