Form 10-Q
period 2004-06-30
M & F WORLDWIDE CORP
filed 2004-08-04
CIK 945235

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


                         Commission file number: 1-13780

                         -------------------------------

                              M & F WORLDWIDE CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    02-0423416
--------------------------------------------      ------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

          35 EAST 62ND STREET
           NEW YORK, NEW YORK                                 10021
--------------------------------------------      ------------------------------
(Address of principal executive offices)                    (Zip code)

                                 (212) 572-8600
--------------------------------------------------------------------------------
                registrant's telephone number including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     As of June 30, 2004, there were 18,632,971 shares of the registrant's Common Stock outstanding, of which 7,048,000 were held by Mafco Consolidated Group Inc., a wholly owned subsidiary of Mafco Holdings Inc.

================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income...........................2

         Condensed Consolidated Balance Sheets.................................3

         Condensed Consolidated Statements of Cash Flows.......................4

         Notes to Condensed Consolidated Financial Statements..................5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

Item 4.  Controls and Procedures..............................................16



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities................................................17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................17


SIGNATURES....................................................................19


CERTIFICATIONS................................................................20

ITEM 1.  FINANCIAL STATEMENTS

     The financial information herin and management's discussion thereof, include consolidated data for M & F Worldwide Corp. (the "Registrant"), and its subsidiaries.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in millions, except per share data)
                                   (Unaudited)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                         ---------------------------    ---------------------------
                                                            2004           2003            2004           2003
                                                         -----------    ------------    -----------    ------------
Net revenues                                                 $ 24.3          $ 25.5         $ 50.0          $ 50.4

Cost of revenues                                               11.1            12.0           23.5            24.6
                                                         -----------    ------------    -----------    ------------

Gross profit                                                   13.2            13.5           26.5            25.8

Selling, general and administrative expenses                    4.8             4.8            9.3             9.1
                                                         -----------    ------------    -----------    ------------

Operating income                                                8.4             8.7           17.2            16.7

Interest income                                                 0.3             0.3            0.5             0.6

Interest expense                                               (0.4)           (0.7)          (0.9)           (1.6)
                                                         -----------    ------------    -----------    ------------

Income before income taxes                                      8.3             8.3           16.8            15.7
Provision for income taxes                                     (3.4)           (3.2)          (6.6)           (6.2)
                                                         -----------    ------------    -----------    ------------

Net income                                                    $ 4.9           $ 5.1         $ 10.2           $ 9.5
                                                         ===========    ============    ===========    ============




Earnings per common share:
      Basic                                                  $ 0.27          $ 0.28         $ 0.55          $ 0.53
                                                         ===========    ============    ===========    ============

      Diluted                                                $ 0.25          $ 0.27         $ 0.51          $ 0.51
                                                         ===========    ============    ===========    ============


            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      (in millions, except per share data)
                                   (Unaudited)

                                                                                                 JUNE 30,      DECEMBER 31,
                                                                                                   2004           2003
                                                                                               -------------   ------------
                                                 ASSETS
Current assets:
      Cash and cash equivalents                                                                     $ 106.2        $ 115.3
      Accounts receivable (net of allowances of $0.2)                                                  12.8            9.1
      Inventories                                                                                      56.1           57.1
      Prepaid expenses and other current assets                                                         4.9            4.5
                                                                                               -------------   ------------

Total current assets                                                                                  180.0          186.0

Property, plant and equipment, net                                                                     18.2           19.6
Goodwill, net                                                                                          39.8           40.4
Other intangible assets, net                                                                          109.6          109.6
Deferred tax asset                                                                                      0.5            0.6
Pension asset                                                                                          14.9           14.5
Other assets                                                                                           14.1           11.7
                                                                                               -------------   ------------

Total assets                                                                                        $ 377.1        $ 382.4
                                                                                               =============   ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                                $ 6.1          $ 7.3
      Accrued liabilities                                                                               6.6            9.9
      Current maturities of long-term debt                                                             19.0           21.7
                                                                                               -------------   ------------

Total current liabilities                                                                              31.7           38.9

Long-term debt                                                                                           --           12.9
Deferred tax liabilities                                                                               12.4            7.9
Other liabilities                                                                                      17.1           18.0

Commitments and contingencies                                                                            --             --

Stockholders' equity:
      Common stock, par value $.01; 250,000,000 shares authorized; 21,174,871 and 20,928,704 shares issued at June 30, 2004
         and December 31, 2003, respectively                                                            0.2            0.2
      Additional paid-in capital                                                                       33.5           31.5
      Treasury stock at cost
         2,541,900 shares at June 30, 2004 and December 31, 2003                                      (14.8)         (14.8)
      Retained earnings                                                                               298.5          288.3
      Accumulated other comprehensive loss                                                             (1.5)          (0.5)
                                                                                               -------------   ------------

            Total stockholders' equity                                                                315.9          304.7
                                                                                               -------------   ------------

Total liabilities and stockholders' equity                                                          $ 377.1        $ 382.4
                                                                                               =============   ============

            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in millions, except per share data)
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ----------------------------
                                                                                     2004            2003
                                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income                                                                             $ 10.2           $ 9.5
Adjustments to derive net cash provided by operating activities:
      Depreciation and amortization                                                       2.1             1.9
      Deferred income taxes                                                               5.1             5.2
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                         (3.8)            3.0
      Decrease (increase) in inventories                                                  0.8            (0.6)
      Increase in prepaid expense and other current assets                                   -           (0.2)
      Increase in pension asset                                                          (0.4)           (0.2)
      (Decrease) increase in accounts payable and accrued expenses                       (5.2)            2.2
      Other, net                                                                          0.5            (0.6)
                                                                                  ------------    ------------
        Net cash provided by operating activities                                         9.3            20.2


INVESTING ACTIVITIES
Investment in joint venture                                                              (3.4)             --
Capital expenditures                                                                     (0.8)           (1.1)
                                                                                  ------------    ------------
        Net cash used in investing activities                                            (4.2)           (1.1)


FINANCING ACTIVITIES
Stock options exercised                                                                   1.4              --
Repayments of notes payable and credit agreements                                       (15.6)          (17.4)
                                                                                  ------------    ------------
        Net cash used in financing activities                                           (14.2)          (17.4)

Effect of exchange rate changes on cash                                                      -            0.1

Net (decrease) increase in cash and cash equivalents                                     (9.1)            1.8
Cash and cash equivalents at beginning of period                                        115.3           105.7
                                                                                  ------------    ------------
Cash and cash equivalents at end of period                                            $ 106.2         $ 107.5
                                                                                  ============    ============

Supplemental disclosure of cash paid for:
      Interest                                                                          $ 1.0           $ 1.6
      Taxes paid, net of refunds                                                          0.6             1.1

            See Notes to Condensed Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

     M & F Worldwide Corp. ("M & F Worldwide" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary, Pneumo Abex Corporation ("Pneumo Abex" or "Mafco Worldwide"). The Company produces a variety of licorice flavors from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France, and at the facilities of its joint venture in Xianyang Shaanxi, Peoples Republic of China. Approximately 70% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's flavor. The Company also sells licorice to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company manufactures and sells other flavor products and plants products, which include natural roots, spices and botanicals that are used in food, tobacco, pharmaceutical and health foods, although the non-tobacco portion of this business continues to be phased out as part of the Company's decision to discontinue selling certain of these products.

     At June 30, 2004, Holdings' indirect beneficial ownership of M & F Worldwide represents 37.8% of the outstanding M & F Worldwide common stock.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.   INVESTMENT IN JOINT VENTURE

     On March 31, 2004, the Company acquired 50% of the outstanding common stock of Wei Feng Enterprises Limited, a British Virgin Islands company ("Wei Feng") which manufactures and sells licorice derivatives, primarily to the Asian market. In consideration for its interest, the Company contributed to Wei Feng 100% of the capital stock of a subsidiary with a book value of $0.6 and cash of $0.1; paid $2.4 of cash to the selling shareholder; agreed to pay up to $1.2 to the selling shareholder over a five year period based upon the financial performance of Wei Feng; and committed to fund certain additional cash requirements for working capital and other needs. The Company has also entered into separate raw material supply agreements with the joint venture which provide for, among other provisions, the purchase of production material from the joint venture at cost. The transaction agreements also grant the Company the option of purchasing the remaining 50% of the outstanding common stock of Wei Feng after five years, or earlier in certain circumstances, at a price that is based on a formula specified in the agreements.

     The Company has also modified its Amended Credit Agreement to allow for the consummation of the transaction and to permit additional capital contributions to the joint venture up to $3.3. The Company contributed an additional $0.6 in capital during the three months ended June 30, 2004. The Company accounts for its investment in Wei Feng under the equity method and it is included in other assets in the accompanying consolidated balance sheets.

3.   STOCK-BASED COMPENSATION

     The Company has four stock-based employee compensation plans. The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     There were no stock options granted by the Company in the second quarter or the first six months of 2004 and 2003.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                      -----------------------    -----------------------
                                                         2004        2003          2004         2003
                                                      -----------  ----------    ----------   ----------
Net income, as reported                                    $ 4.9       $ 5.1        $ 10.2        $ 9.5

Less:  total stock-based employee compensation
  expense determined under fair value method
  for all awards, net of related tax effects                (0.1)          -          (0.1)        (0.1)
                                                      -----------  ----------    ----------   ----------
Pro forma net income                                       $ 4.8       $ 5.1        $ 10.1        $ 9.4
                                                      ===========  ==========    ==========   ==========

Earnings per common share:

Basic earnings per common share - as reported             $ 0.27      $ 0.28        $ 0.55       $ 0.53
Basic earnings per common share - pro forma               $ 0.26      $ 0.28        $ 0.55       $ 0.52

Diluted earnings per common share - as reported           $ 0.25      $ 0.27        $ 0.51       $ 0.51
Diluted earnings per common share - pro forma             $ 0.24      $ 0.27        $ 0.51       $ 0.51

4.   INVENTORIES

     Inventories consist of the following:

                                              JUNE 30,      DECEMBER 31,
                                                2004           2003
                                            -------------   ------------
     Raw Materials                                $ 40.2         $ 44.7
     Work-in-progress                                0.5            0.8
     Finished Goods                                 15.4           11.6
                                            -------------   ------------
                                                  $ 56.1         $ 57.1
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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The Company has one business segment, which is the production of licorice flavors used primarily by the tobacco and food industries. The following table presents revenue and other financial information by geographic region for the business segment:

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                            -----------------------    -----------------------
                                            JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                              2004         2003          2004         2003
                                            ----------   ----------    ----------  -----------
Net sales to external customers (a)
        North America (b)                      $ 20.3       $ 21.9        $ 41.7       $ 43.0
        France                                    4.0          3.6           8.3          7.4
                                            ----------   ----------    ----------  -----------
        Total                                  $ 24.3       $ 25.5        $ 50.0       $ 50.4
                                            ==========   ==========    ==========  ===========

Operating income (loss)
        North America (b)                       $ 9.6       $ 10.2        $ 19.2       $ 19.1
        France                                    1.1          0.7           2.1          1.3
        Corporate                                (0.9)        (1.2)         (1.8)        (1.9)
                                            ----------   ----------    ----------  -----------
           Subtotal                               9.8          9.7          19.5         18.5

     Corporate expenses                          (1.4)        (1.0)         (2.3)        (1.8)
                                            ----------   ----------    ----------  -----------

     Operating income                           $ 8.4        $ 8.7        $ 17.2       $ 16.7
                                            ==========   ==========    ==========  ===========

(a)  Revenues reported by country of domicile.
(b) Includes export sales of $7.6 and $8.0 for the three months ended June 30, 2004 and 2003, respectively and $16.1 and $14.4 for the six months ended June 30, 2004 and 2003, respectively.

7.   COMPREHENSIVE INCOME

     For the three months ended June 30, 2004 and 2003, comprehensive income amounted to $4.6 and $6.8, respectively. For the six months ended June 30, 2004 and 2003, comprehensive income amounted to $9.2 and $12.2, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.   NET INCOME PER SHARE

     The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            -----------------------   -------------------------
                                                             JUNE 30,    JUNE 30,     JUNE 30,      JUNE 30,
                                                               2004        2003         2004          2003
                                                            -----------  ----------   ----------   ------------
Basic weighted average common shares outstanding:                 18.5        18.1         18.4           18.1

Diluted weighted average common shares outstanding:               19.9        18.7         19.9           18.6

     Common equivalent shares consisting of outstanding stock options and deferred compensation plans are included in the 2004 diluted income per share calculations and common equivalent shares consisting of outstanding stock options are included in the 2003 diluted income per share calculations.

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

     Net periodic pension income for the Company's pension plans, which is included in selling, general and administrative expenses, is due to the overfunded status of one of the plans and was $0.1 and $0.2 for the three and six months ended June 30, 2004, respectively. Net periodic pension expense was minimal and $0.1 for the three and six months ended June 30, 2003, respectively.

     The Company's contributions to its pension plans, which is based on current legal requirements, were minimal for the three and six months ended June 30, 2004 and 2003.

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

     On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement Agreement"). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 of letters of credit outstanding at both June 30, 2004 and December 31, 2003 in connection with the Reimbursement Agreement.

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


OTHER LITIGATION MATTERS

     During 2002, the Company's indirect wholly owned French subsidiary (the "Indirect Subsidiary") received official notice from the French tax administration that certain interest payments made on a note payable to the Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately
1.8 million Euros ($2.2 as of June 30, 2004) for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities' position and is in the process of appealing the assessment. As part of their appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of 1.4 million Euros ($1.7 as of June 30, 2004). The Company believes that the Indirect Subsidiary's position is correct under French tax regulations and that the Indirect Subsidiary will prevail in any future negotiation or litigation. In addition, the Indirect Subsidiary has taken an interest expense deduction on its French tax return for each completed tax year subsequent to 1998, of which several of the years are currently under audit.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE BUSINESS

     The Company, which is the world's largest producer of licorice extract, produces a variety of licorice flavors from licorice root, intermediary licorice flavors and certain other ingredients at its facilities in the United States, France and at the facilities of its joint venture in the People's Republic of China. Approximately 70% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes and other tobacco products. Over the last several years, the rate of consumption of tobacco products has declined in the United States. Although the Company has experienced recent sales declines to the domestic tobacco industry, the Company's increased sales to the international tobacco industry have been aided by stable to slightly growing consumption of tobacco products outside of the United States along with a shift of production to facilities overseas by several large customers. Although the Company's licorice sales to its confectionary customers have experienced some decline in recent years, licorice sales to food and pharmaceutical customers, where the product is used as a flavoring or masking agent, have experienced some growth and added to the Company's overall sales stability for its licorice products.

     This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Critical Accounting Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

CONSOLIDATED OPERATING RESULTS

                  THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2003

     Total net revenues decreased by $1.2 million, or 4.7% to $24.3 million in the 2004 period from $25.5 in the 2003 period. A significant portion of the Company's sales are to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United States. Domestic revenues to the tobacco industry in the United States decreased by $0.9 million due to lower shipments to customers resulting from timing of orders along with inventory reductions and shifting of production overseas on the part of several large customers. Although worldwide consumption of tobacco products has remained stable or grown slightly, domestic revenues to the international tobacco industry declined $0.3 million due to lower shipment volume, resulting from the timing of orders between the first quarter and second quarter of this year. Non-tobacco revenues decreased by $0.4 million in the 2004 period compared to the 2003 period and foreign sales increased by $0.4 million, impacted in part by a favorable exchange translation effect on its Euro sales of $0.2 million.

     Cost of revenues was $11.1 million in the 2004 period and $12.0 million in the 2003 period, a decrease of $0.9 million. The decrease in cost of revenues was due the lower volume of sales as well as a favorable mix of products sold between the two periods. As a percentage of revenues, cost of revenues was 45.7% in the 2004 period as compared to 47.1% in the 2003 period.

     Gross profit was $13.2 million in the 2004 period and $13.5 million in the 2003 period.

     Selling, general and administrative expenses remained stable at $4.8 million in both the 2004 period and the 2003 period. An increase in professional fees was offset by higher pension income in the 2004 period as compared to the 2003 period.

     Operating income was $8.4 million in the 2004 period and $8.7 million in the 2003 period. The decrease of $0.3 million was a result of lower domestic operating income ($0.6 million) and higher holding company expenses ($0.1 million) partially offset by higher operating income at the Company's French subsidiary ($0.4 million). The French subsidiary increase was a result of higher revenues affected in part by a $0.2 million foreign exchange translation effect on its Euro sales and lower cost of revenues due to a reduction in raw

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

material costs. The domestic decrease was due to lower shipment volume to tobacco customers partially offset by lower cost of revenues due to the decline in sales and product mix.

     Interest income was $0.3 million in both the 2004 period and the 2003 period, which reflects the stability of interest rates and cash available for investment between the periods.

     Interest expense was $0.4 million in the 2004 period and $0.7 million in the 2003 period. The decrease was due to lower outstanding debt in the 2004 period.

     The provision for income taxes as a percentage of income was 41.0% in the 2004 period and 38.6% in the 2003 period. The higher rate in 2004 is due to an increase in the French effective tax rate partially offset by a lower state and local effective tax rate in the 2004 period as compared to the 2003 period.

     Net income was $4.9 million in the 2004 period and $5.1 million in the 2003 period.

                   SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2003

     Total net revenues decreased by $0.4 million, or less than 1% to $50.0 million in the 2004 period from $50.4 million in the 2003 period. A significant portion of the Company's sales are to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United States. Domestic revenues to the tobacco industry in the United States declined by $2.2 million due to lower shipment volume to customers resulting from inventory reductions and shifting of production to overseas facilities on the part of several large customers. Worldwide consumption of tobacco products has remained stable or grown slightly. Domestic revenues to the international tobacco industry increased by $0.9 million due to higher shipment volume. Non-tobacco revenues remained stable in the 2004 period compared to the 2003 period and foreign sales increased by $0.9 million, impacted mainly by a favorable exchange translation effect on its Euro sales of $0.8 million.

     Cost of revenues was $23.5 million in the 2004 period and $24.6 million in the 2003 period, a decrease of $1.1 million. The decrease in cost of revenues was due mainly to the favorable mix of products sold with lower costs during the period in addition to the decline in sales volume. As a percentage of revenues, cost of revenues was 47.0% in the 2004 period as compared to 48.8% in the 2003 period.

     Gross profit was $26.5 million in the 2004 period and $25.8 million in the 2003 period.

     Selling, general and administrative expenses were $9.3 million in the 2004 period and $9.1 million in the 2003 period, an increase of $0.2 million. The increase was due to higher professional fees partially offset by higher pension income in the 2004 period as compared to the 2003 period.

     Operating income was $17.2 million in the 2004 period and $16.7 million in the 2003 period. The increase of $0.5 million was a result of higher operating income at the Company's French subsidiary ($0.8 million) and higher domestic operating income ($0.1 million) partially offset by higher holding company expenses ($0.4 million). The French subsidiary increase was a result of higher revenues impacted mainly by a favorable $0.8 million foreign exchange translation effect on its Euro sales and lower cost of revenues due to a reduction in raw material costs partially offset by higher selling, general and administrative costs. The domestic increase was due to lower cost of revenues due to product mix partially offset by lower revenues.

     Interest income was $0.5 million in the 2004 period compared to $0.6 million in the 2003 period. The decrease of $0.1 million is due to slightly lower average cash balances available for investment in the 2004 period.

     Interest expense was $0.9 million in the 2004 period and $1.6 million in the 2003 period. The decrease was due to lower outstanding debt in the 2004 period.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     The provision for income taxes as a percentage of income was 39.3% in the 2004 period and 39.5% in the 2003 period. The decrease is due to a lower state and local effective tax rate partially offset by an increase in the French effective tax rate in the 2004 period as compared to the 2003 period.

     Net income was $10.2 million in the 2004 period and $9.5 million in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first six months of 2004 was $9.3 million compared to $20.2 million in the first six months of 2003. The decrease in net cash provided by operating activities of $10.9 million was caused by a change in the components of working capital, primarily an increase in trade receivables and a decrease in payables and accrued expenses related in part to the payment in 2004 in the settlement of the Federal-Mogul Recoupment /Setoff Claim.

     Net cash used in investment activities was $4.2 million for the six month period ended June 30, 2004 and $1.1 million for the six month period ended June 30, 2003. The cash used in 2004 was comprised of contributions of $3.4 million for the investment in the joint venture and $0.8 million for capital expenditures while the cash used in 2003 was all related to capital expenditures.

     Net cash used in financing activities totaled $14.2 million in the six month period ended June 30, 2004 as a result of scheduled debt repayments, including an excess cash flow payment of $8.3 million, partially offset by cash provided from stock option exercises of $1.4 million. Net cash used in financing activities totaled $17.4 million for the six months ended June 30, 2003 as a result of scheduled debt repayments, including an excess cash flow payment of $8.7 million.

     As of June 30, 2004, debt outstanding was comprised of $19.0 million under the Amended Credit Agreement term loan, all of which represents current maturities and includes an estimated excess cash flow payment of $6.1 million due in April, 2005.

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

     M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $90.1 million in cash and cash equivalents at June 30, 2004, most of which was received in connection with the Panavision Settlement in 2002. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended June 30, 2004, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report of Form 10-K for the year ended December 31, 2003 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 presents quantitative and qualitative disclosures about market risk as of December 31, 2003. There have been no material changes in this disclosure as of June 30, 2004.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS
          There were no material developments in legal proceedings during the three months ended June 30, 2004.

ITEM 2.   CHANGES IN SECURITIES
          There were no changes in securities during the three month period ended June 30, 2004.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          There were no events of default upon senior securities during the three month period ended June 30, 2004.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       The Company's Annual Meeting of Shareholders was held on May 6, 2004.
(b)       Item not required to be presented.
(c) At the Annual Meeting of Shareholders, the following matters were voted upon: the election of three persons to the Board of Directors of the Company and the approval of the 2003 Stock Incentive Plan. The results of the voting on matters presented at the Company's Annual Meeting of Shareholders were as follows:

          DESCRIPTION                                        VOTES
          ELECTION OF DIRECTORS:         VOTES FOR         WITHHELD
                                      ----------------- ----------------
          Ronald O. Perelman             15,381,162          889,533
          Theo W. Folz                   13,312,216        2,958,479
          Bruce Slovin                   15,191,773        1,078,922


          There were no abstentions or broker non-votes on the election of the Directors.


                                                          VOTES                              BROKER
                                      VOTES FOR         WITHHELD      ABSTENTIONS          NON-VOTES
                                   ----------------- ---------------- ------------------ ---------------
          Approval of the 2003
          Stock Incentive Plan            8,550,856        3,551,817       22,721             4,145,301

ITEM 5.   OTHER INFORMATION
          No additional information need be presented.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1* Certification of Howard Gittis, Chief Executive Officer, dated August 4, 2004.

         31.2* Certification of Todd J. Slotkin, Chief Financial Officer, dated August 4, 2004.

         32.1 Certification of Howard Gittis, Chief Executive Officer, dated August 4, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

         32.2 Certification of Todd J. Slotkin, Chief Financial Officer, dated August 4, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

 (b) Reports on Form 8-K

     On May 10, 2004, the Company filed a current report on Form 8-K disclosing the Company's March 31, 2004 financial results.



* Filed herewith

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      M & F WORLDWIDE CORP.



Date:      August 4, 2004             By:           /S/ Todd J. Slotkin
      -------------------------           --------------------------------------
                                                       Todd J. Slotkin
                                                  Executive Vice President
                                                   Chief Financial Officer
                                                 Principal Financial Officer



Date:      August 4, 2004             By:           /S/ Laurence Winoker
      -------------------------           --------------------------------------
                                                      Laurence Winoker
                                                Principal Accounting Officer