Form 10-Q
period 2004-09-30
M & F WORLDWIDE CORP
filed 2004-11-05
CIK 945235

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         Commission file number: 1-13780

                                 ---------------

                              M & F WORLDWIDE CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      02-0423416
--------------------------------------------     -------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          35 EAST 62ND STREET
           NEW YORK, NEW YORK                                   10021
--------------------------------------------     -------------------------------
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

     As of September 30, 2004, there were 18,837,337 shares of the registrant's
Common Stock outstanding, of which 7,248,000 were held by Mafco Consolidated
Group Inc., a wholly owned subsidiary of Mafco Holdings Inc.

================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PART II. OTHER INFORMATION

                                     PART 1

ITEM 1. FINANCIAL STATEMENTS

     The financial information herein and management's discussion thereof, include consolidated data for M & F Worldwide Corp. (the "Registrant"), and its subsidiaries.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in millions, except per share data)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  ---------------------------    ---------------------------
                                                                     2004           2003            2004           2003
                                                                  ------------   ------------    -----------    ------------

Net revenues                                                           $ 21.7         $ 22.7         $ 71.7          $ 73.1

Cost of revenues                                                         10.8           11.3           34.3            35.9
                                                                  ------------   ------------    -----------    ------------

Gross profit                                                             10.9           11.4           37.4            37.2

Selling, general and administrative expenses                              3.7            3.8           12.3            12.4
                                                                  ------------   ------------    -----------    ------------
Operating income                                                          7.2            7.6           25.1            24.8

Interest income                                                           0.3            0.3            0.8             0.9

Interest expense                                                         (0.3)          (0.7)          (1.2)           (2.3)

Other (expense) income                                                   (1.6)           0.6           (2.3)            0.1
                                                                  ------------   ------------    -----------    ------------
Income from continuing operations before income taxes                     5.6            7.8           22.4            23.5

Provision / (benefit) for income taxes                                   (0.8)           0.7            5.8             6.9
                                                                  ------------   ------------    -----------    ------------
Net income from continuing operations                                     6.4            7.1           16.6            16.6

Gain from discontinued operations, net of taxes                             -            0.6              -             0.6
                                                                  ------------   ------------    -----------    ------------
Net income                                                              $ 6.4          $ 7.7         $ 16.6          $ 17.2
                                                                  ============   ============    ===========    ============

Basic earnings per common share:
      Undistributed earnings from continuing operations                $ 0.34         $ 0.38         $ 0.90          $ 0.91
      Undistributed earnings from discontinued operations                   -           0.04              -            0.04
                                                                  ------------   ------------    -----------    ------------
        Total common stock                                             $ 0.34         $ 0.42         $ 0.90          $ 0.95
                                                                  ============   ============    ===========    ============

Diluted earnings per common share:
      Undistributed earnings from continuing operations                $ 0.32         $ 0.37         $ 0.83          $ 0.88
      Undistributed earnings from discontinued operations                   -           0.03              -            0.04
                                                                  ------------   ------------    -----------    ------------
        Total common stock                                             $ 0.32         $ 0.40         $ 0.83          $ 0.92
                                                                  ============   ============    ===========    ============

            See Notes to Condensed Consolidated Financial Statements

                                        2

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      (in millions, except per share data)

                                                                                        (UNAUDITED)
                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                           2004           2003
                                                                                       -------------   ------------

                                                    ASSETS
Current assets:
      Cash and cash equivalents                                                              $ 94.6        $ 115.3
      Accounts receivable (net of allowances of $0.2)                                          12.0            9.1
      Inventories                                                                              58.3           57.1
      Prepaid expenses and other current assets                                                 4.1            4.5
                                                                                       -------------   ------------

Total current assets                                                                          169.0          186.0

Property, plant and equipment, net                                                             18.1           19.6
Goodwill, net                                                                                  40.0           40.4
Other intangible assets, net                                                                  109.6          109.6
Deferred tax asset                                                                              0.6            0.6
Pension asset                                                                                  15.1           14.5
Other assets                                                                                   13.5           11.7
                                                                                       -------------   ------------

Total assets                                                                                $ 365.9        $ 382.4
                                                                                       =============   ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                        $ 6.2          $ 7.3
      Accrued liabilities                                                                       7.8            9.9
      Current maturities of long-term debt                                                        -           21.7
                                                                                       -------------   ------------

Total current liabilities                                                                      14.0           38.9

Long-term debt                                                                                    -           12.9
Deferred tax liabilities                                                                       13.6            7.9
Other liabilities                                                                              13.6           18.0

Commitments and contingencies                                                                     -              -

Stockholders' equity:
      Common stock, par value $.01; 250,000,000 shares authorized; 21,379,237 and 20,928,704 shares issued at September 30, 2004
         and December 31, 2003, respectively                                                    0.2            0.2
      Additional paid-in capital                                                               35.3           31.5
      Treasury stock at cost
         2,541,900 shares at September 30, 2004 and December 31, 2003                         (14.8)         (14.8)
      Retained earnings                                                                       304.9          288.3
      Accumulated other comprehensive loss                                                     (0.9)          (0.5)
                                                                                       -------------   ------------

            Total stockholders' equity                                                        324.7          304.7
                                                                                       -------------   ------------

Total liabilities and stockholders' equity                                                  $ 365.9        $ 382.4
                                                                                       =============   ============

            See Notes to Condensed Consolidated Financial Statements

                                        3

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in millions, except per share data)
                                   (Unaudited)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                 ----------------------------
                                                                                                    2004            2003
                                                                                                 ------------    ------------

OPERATING ACTIVITIES
Net income                                                                                            $ 16.6          $ 17.2
Adjustments to derive net cash provided by operating activities:
      (Gain) from discontinued operations, net of taxes                                                                 (0.6)
      Depreciation and amortization                                                                      4.6             2.9
      Deferred income taxes                                                                              7.0             7.4
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                        (2.9)            3.8
      (Increase) decrease in inventories                                                                (1.2)            0.4
      Decrease in prepaid expense and other current assets                                               0.4             1.0
      Increase in pension asset                                                                         (0.6)           (0.1)
      (Decrease) increase in accounts payable and accrued expenses                                      (4.3)            0.2
      Other, net                                                                                        (2.6)           (3.3)
                                                                                                 ------------    ------------
        Net cash provided by operating activities                                                       17.0            28.9

INVESTING ACTIVITIES
Investment in joint venture                                                                             (4.5)               -
Capital expenditures                                                                                    (1.4)           (1.7)
                                                                                                 ------------    ------------
        Net cash used in investing activities                                                           (5.9)           (1.7)

FINANCING ACTIVITIES
Stock options exercised                                                                                  2.6             1.9
Repayments of notes payable and credit agreements                                                      (34.6)          (21.7)
                                                                                                 ------------    ------------
        Net cash used in financing activities                                                          (32.0)          (19.8)

Effect of exchange rate changes on cash                                                                  0.2             0.1

Net (decrease) increase in cash and cash equivalents                                                   (20.7)            7.5
Cash and cash equivalents at beginning of period                                                       115.3           105.7
                                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                                            $ 94.6         $ 113.2
                                                                                                 ============    ============

Supplemental disclosure of cash paid for:
      Interest                                                                                         $ 1.1           $ 2.3
      Taxes paid, net of refunds                                                                         0.7             1.6

            See Notes to Condensed Consolidated Financial Statements

                                        4

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

     M & F Worldwide Corp. ("M & F Worldwide" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary, Mafco Worldwide
Corporation ("Mafco Worldwide"). The Company produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond,
Virginia, Gardanne, France, and at the facilities of its joint ventures in
Xianyang, Shaanxi and Weihai, Shandong, People's Republic of China.
Approximately 70% of the Company's licorice sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's quality. The Company also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents. These sales include the Company's Magnasweet brand flavor enhancer which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins and aspirin. In addition, the Company sells licorice root residue as garden mulch under the name Right
Dress. The Company also manufactures and sells cocoa and carob products for use in the tobacco industry. At September 30, 2004, Mafco Holdings Inc. ("Holdings")
indirect beneficial ownership of M & F Worldwide represented 38.5% of the outstanding M & F Worldwide common stock.

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

     The Company also modified its Amended Credit Agreement to allow for the consummation of the transaction and to permit additional capital contributions to the joint venture up to $3.3. As of September 30, 2004, the Company had
contributed an additional $1.5 in capital. The Company accounts for its investment in Wei Feng under the equity method, and it is included in other assets in the accompanying consolidated balance sheets.

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

     There were no stock options granted by the Company in the third quarter or the first nine months of 2004 and 2003. There were 450,533 and 250,000 stock options exercised for the nine months ended September 30, 2004 and 2003, respectively.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                      -----------------------    -----------------------
                                                         2004        2003          2004         2003
                                                      -----------  ----------    ----------   ----------

Net income, as reported                                    $ 6.4       $ 7.7        $ 16.6       $ 17.2

Less:  total stock-based employee compensation
  expense determined under fair value method
  for all awards, net of related tax effects                (0.1)          -          (0.2)        (0.1)
                                                      -----------  ----------    ----------   ----------
Pro forma net income                                       $ 6.3       $ 7.7        $ 16.4       $ 17.1
                                                      ===========  ==========    ==========   ==========

Earnings per common share:

Basic earnings per common share - as reported             $ 0.34      $ 0.42        $ 0.90       $ 0.95
Basic earnings per common share - pro forma               $ 0.34      $ 0.42        $ 0.89       $ 0.94

Diluted earnings per common share - as reported           $ 0.32      $ 0.40        $ 0.83       $ 0.92
Diluted earnings per common share - pro forma             $ 0.32      $ 0.40        $ 0.82       $ 0.91

4.   INVENTORIES

     Inventories consist of the following:

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   2004               2003
                                              ---------------     --------------

     Raw Materials                                    $ 43.0             $ 44.7
     Work-in-progress                                    0.2                0.8
     Finished Goods                                     15.1               11.6
                                              ---------------     --------------
                                                      $ 58.3             $ 57.1
                                              ===============     ==============

5.   USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

6.   INCOME TAXES

     The provision (benefit) for income taxes as a percentage of income for the three months ended September 30, 2004 and 2003 was a tax benefit of 14.3% in the
2004 period and a tax provision of 9.0% in the 2003 period. The tax benefit in
2004 is due primarily to a reversal of reserves for certain prior year issues due to the resolution of certain tax audits. In 2003, the effective tax rate was favorably impacted by a lower state tax rate and the reversal of reserves for certain other prior year issues due to the resolution of uncertainties.

     The provision for income taxes as a percentage of income for the nine months ended September 30, 2004 and 2003 was 25.8% in the 2004 period and 29.4%
in the 2003 period. The decrease in the 2004 period as compared to the 2003 period is due to a reversal of reserves for certain prior year issues due to the resolution of certain tax audits.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

7.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The Company has one business segment, which is the production of licorice products. The following table presents revenue and other financial information by geographic region for the business segment:

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          -----------------------    -----------------------
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                            2004         2003          2004         2003
                                                          ----------   ----------    ----------  -----------

Net sales to external customers (a)
        North America (b)                                    $ 18.4       $ 19.2        $ 60.1       $ 62.2
        France                                                  3.3          3.5          11.6         10.9
                                                          ----------   ----------    ----------  -----------
        Total                                                $ 21.7       $ 22.7        $ 71.7       $ 73.1
                                                          ==========   ==========    ==========  ===========

Operating income (loss)
        North America (b)                                     $ 8.4        $ 8.4        $ 28.3       $ 28.0
        France                                                  0.6          0.8           2.7          2.1
        Corporate                                              (0.9)        (0.9)         (2.7)        (2.8)
                                                          ----------   ----------    ----------  -----------
           Subtotal                                             8.1          8.3          28.3         27.3

     Corporate expenses                                        (0.9)        (0.7)         (3.2)        (2.5)
                                                          ----------   ----------    ----------  -----------

     Operating income                                         $ 7.2        $ 7.6        $ 25.1       $ 24.8
                                                          ==========   ==========    ==========  ===========

(a)  Revenues reported by country of domicile.
(b)  Includes export sales of $7.0 and $7.1 for the three months ended September
     30, 2004 and 2003, respectively and $23.1 and $21.5 for the nine months ended September 30, 2004 and 2003, respectively.

8.   COMPREHENSIVE INCOME

     For the three months ended September 30, 2004 and 2003, comprehensive income amounted to $7.0 and $8.1, respectively. For the nine months ended
September 30, 2004 and 2003, comprehensive income amounted to $16.2 and $20.3, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

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

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              -----------------------  -------------------------
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                                2004         2003         2004         2003
                                                              ----------  -----------  -----------  ------------

Basic weighted average common shares outstanding:                  18.7         18.3         18.5          18.2

Diluted weighted average common shares outstanding:                20.0         19.1         20.0          18.8

     Common equivalent shares consisting of outstanding stock options and deferred compensation plans are included in the 2004 diluted income per share calculations and common equivalent shares consisting of outstanding stock options are included in the 2003 diluted income per share calculations.

10.  LONG-TERM DEBT

     During 2004, the Company made scheduled debt repayments of $15.6, including an excess cash flow payment of $8.3, and an early repayment of remaining outstanding debt under the Company's Amended Credit Agreement of $19.0. The
Company also wrote off deferred financing costs of $1.5 associated with the early repayment of that debt. The write-off is presented in other income
(expense) in the consolidated statements of income. The Company has a $10.0 revolving loan facility available under the Amended Credit Agreement. As of
September 30, 2004 and December 31, 2003, $4.4 and 4.7, respectively of the revolving credit facility was reserved for lender guarantees on outstanding letters of credit.

     As of September 30, 2004, the Company had no debt outstanding.

11.  PENSION PLANS

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

     Net periodic pension income for the Company's pension plans, which is included in selling, general and administrative expenses, is due to the overfunded status of one of the plans and was $0.1 and $0.3 for the three and nine months ended September 30, 2004, respectively. Net periodic pension expense was $0.1 and $0.2 for the three and nine months ended September 30, 2003, respectively.

     The Company's contributions to its pension plans, which are based on current legal requirements, were minimal for the three and nine months ended
September 30, 2004 and $0.4 for the three and nine months ended September 30,
2003.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

12.  COMMITMENTS AND CONTINGENCIES

CORPORATE INDEMNIFICATION MATTERS

     The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In connection with the Abex Merger, a subsidiary of Abex, M & F Worldwide, Pneumo Abex Corporation ("Pneumo Abex") and
another subsidiary of M & F Worldwide entered into a transfer agreement (the
"Transfer Agreement"). Under the Transfer Agreement, Pneumo Abex retained the assets and liabilities relating to Aerospace, as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.
Where the context requires, the term "Pneumo Abex" also refers to Pneumo Abex
LLC, the successor to Pneumo Abex Corporation in the Reorganization (as
described below).

     The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. Pneumo Abex is required to repay the amounts so funded only when amounts are received by it under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to those categories of asbestos-related claims in the case of a bankruptcy of
Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. In the event of specified types of disputes with Pneumo Abex's indemnitors regarding their indemnities, the Transfer Agreement permits Pneumo
Abex to require such subsidiary of MCG to fund 50% of the costs of resolving the disputes.

     Prior to 1988, a former subsidiary of Pneumo Abex manufactured certain asbestos-containing friction products. As a result, Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas,
Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has
ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its
Friction Products Division, a subsidiary (the "Second Indemnitor") of Cooper
Industries, Inc. (the "Indemnity Guarantor") assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after
August 1998 that are not indemnified by the Original Indemnitor. Federal-Mogul
Corporation purchased the Second Indemnitor in October 1998. In October 2001,
the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy
Code and stopped performing its indemnity obligations to the Company.
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

     On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement
Agreement"). The Reimbursement Agreement provides for letters of credit totaling
$20.8 covering certain environmental issues relating to such site and not related to the licorice products business. During 2000, the Environmental
Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor.
Pneumo Abex had $2.2 of letters of credit outstanding at both September 30, 2004 and December 31, 2003 in connection with the Reimbursement Agreement.

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

OTHER LITIGATION MATTERS

     During 2002, the Company's indirect wholly owned French subsidiary (the
"Indirect Subsidiary") received official notice from the French tax administration that certain interest payments made on a note payable to the
Company would be disallowed as a deduction in determining French income taxes for 1996, 1997 and 1998 and have assessed the Indirect Subsidiary approximately
1.8 million Euros ($2.2 as of September 30, 2004) for the taxes, interest and penalties. The Indirect Subsidiary does not agree with the tax authorities'
position and is in the process of appealing the assessment. As part of their appeal, the Indirect Subsidiary was required to obtain bank guarantees in favor of the French tax administration in the amount of 1.4 million Euros ($1.7 as of
September 30, 2004). While the Company believes that the Indirect Subsidiary's position is correct under French tax regulations, there can be no assurance that the Company will ultimately prevail. In the third quarter of 2004, the French tax authorities have advised that they will not require any adjustment for interest claimed in tax years subsequent to 1999. As a result, the Company reversed in the third quarter tax reserves, through the tax provision, that it had previously recorded in connection with this issue.

13.  SUBSEQUENT EVENTS

     On October 29, 2004, the Company completed an internal reorganization (the
"Reorganization") with certain of its subsidiaries to separate the assets and liabilities related to its licorice products business from the assets and liabilities not related to its licorice products business. Prior to the
Reorganization, Pneumo Abex Corporation, a wholly-owned subsidiary of M & F
Worldwide, held all of the assets and liabilities associated with our licorice products business, as well as other assets and liabilities unrelated to the licorice products business. In connection with the Reorganization, Mafco
Worldwide was formed, and Pneumo Abex Corporation transferred all of the assets and liabilities related to that licorice products business to Mafco Worldwide.
Following the transfer of the licorice products business to Mafco Worldwide,
Pneumo Abex Corporation merged with Pneumo Abex LLC, a newly formed, wholly owned limited liability company subsidiary of Mafco Worldwide. Mafco Worldwide then transferred all of the membership interests in Pneumo Abex LLC to another subsidiary of the Company, which resulted in Pneumo Abex LLC no longer being a subsidiary of Mafco Worldwide.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     In the Reorganization, Pneumo Abex retained all of its liabilities and obligations unrelated to the operations of the licorice products business, including the asbestos-related claims against it, environmental liabilities and other liabilities and obligations for former businesses of Pneumo Abex other than the licorice products business. It also retained all of its assets unrelated to the operation of the licorice products business, including:

o    its existing product liability insurance for its prior businesses other than the licorice products business;

o    the indemnification agreement under which the Original Indemnitor has ultimate responsibility for various environmental matters as well as all remaining asbestos related-claims asserted against Pneumo Abex through
     August 1998 and for certain asbestos-related claims asserted against Pneumo
     Abex after 1998;

o    the indemnification agreement under which the Indemnity Guarantor assumed the ultimate responsibility for substantially all asbestos related-claims asserted against Pneumo Abex after August 1998 that are not indemnified by the Original Indemnitor; and

o    the Transfer Agreement.

     The Reorganization had no effect on the Company's consolidated financial statements.

     Pneumo Abex and Flavors Holdings Inc. ("Flavors Holdings"), its direct parent company, were parties to an Amended Credit Agreement prior to the
Reorganization. In connection with the Reorganization, the Amended Credit
Agreement was amended to permit the Reorganization and to make Mafco Worldwide the borrower under the Amended Credit Agreement in place of Pneumo Abex. Flavors
Holdings, as a result of the Reorganization, is now the direct parent of Mafco
Worldwide and remains a party to the Amended Credit Agreement.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW OF THE BUSINESS

     The Company is the world's leading producer of licorice products. The
Company produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France and at
the facilities of its joint ventures in Xianyang, Shaanxi and Weihai, Shandong,
People's Republic of China.

     Approximately 70% of the Company's total licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quality used by each brand is an important element in the brand's quality. In addition, he Company manufactures and sells cocoa and carob products for use in the tobacco industry. Over the last several years, the rate of consumption of tobacco products has declined in the United States. Although the Company has experienced recent sales declines to the domestic tobacco industry, the Company's increased sales to the international tobacco industry have been aided by stable to slightly growing consumption of tobacco products outside of the United States along with a shift of production to facilities overseas by several large customers.

     The Company also sells licorice worldwide to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring and masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin and other products.
Although the Company's licorice sales to its confectionary customers have experienced some decline in recent years, licorice sales to food, cosmetic and pharmaceutical customers, who use Magnasweet as a flavoring or masking agent, have experienced some growth and added to the Company's overall sales stability for its licorice products. One important facet of the Company's business strategy is to focus on growing its business through sales of licorice-derived products for use in non-tobacco-related applications. The Company is devoting substantial resources to research and development efforts with respect to
Magnasweet and its potential food and beverage applications as well as to finding additional uses for components of licorice extract in cosmetic and pharmaceutical products.

     We also sell licorice root residue as garden mulch under the name Right
Dress. Other non-licorice product sales have decreased due to our decision to discontinue selling these products.

     This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on
Form 10-K for the year ended December 31, 2003 and the Critical Accounting
Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

THE REORGANIZATION

     On October 29, 2004, the Company completed the Reorganization with certain of its subsidiaries to separate the assets and liabilities related to its licorice products business from the assets and liabilities not related to its licorice products business. Prior to the Reorganization, Pneumo Abex Corporation
held all of the assets and liabilities associated with our licorice products business, as well as other assets and liabilities unrelated to the licorice products business. In connection with the Reorganization, Mafco Worldwide was formed, and Pneumo Abex Corporation transferred all of the assets and liabilities related to that licorice products business to Mafco Worldwide.
Following the transfer of the licorice products business to Mafco Worldwide,
Pneumo Abex Corporation merged with Pneumo Abex LLC, a newly formed, wholly owned limited liability company subsidiary of Mafco Worldwide. Mafco Worldwide then transferred all of the membership interests in Pneumo Abex LLC to another subsidiary of the Company, which resulted in Pneumo Abex LLC no longer being a subsidiary of Mafco Worldwide.

     The Reorganization had no effect on the Company's consolidated financial statements.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

CONSOLIDATED OPERATING RESULTS

     THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 2003

     Total net revenues decreased by $1.0 million, or 4.4% to $21.7 million in the 2004 period from $22.7 in the 2003 period. A significant portion of the
Company's sales are to the tobacco industry worldwide. Over the last several years, the rate of consumption of tobacco products has declined in the United
States but remained relatively stable internationally. Domestic licorice sales to the tobacco industry in the United States increased by $0.1 million while non-licorice sales decreased by $0.2 million due to the discontinued use of one product by a major customer. Domestic licorice sales to the international tobacco industry declined $0.7 million due to lower shipment volume as a result of higher excise taxes on tobacco products in certain major markets. Non-tobacco revenues remained stable in the 2004 period compared to the 2003 period and foreign sales decreased by $0.2 million. This decline in foreign sales volume was partially offset by a favorable exchange translation effect on its Euro sales of $0.5 million.

     Cost of revenues was $10.8 million in the 2004 period and $11.3 million in the 2003 period, a decrease of $0.5 million. The decrease in cost of revenues was due the lower volume of sales. As a percentage of revenues, cost of revenues was 49.8% in both the 2004 period and the 2003 period.

     Gross profit was $10.9 million in the 2004 period and $11.4 million in the
2003 period, the decrease due primarily to lower net revenues.

     Selling, general and administrative expenses decreased to $3.7 million in the 2004 period from $3.8 million in the 2003 period. The decrease of $0.1 million was due principally to higher pension income and lower insurance costs partially offset by higher professional fees in the 2004 period as compared to the 2003 period.

     Operating income was $7.2 million in the 2004 period and $7.6 million in the 2003 period. The decrease of $0.4 million was a result of lower operating income at the Company's French subsidiary ($0.2 million) and higher holding company expenses ($0.2 million), while domestic operating income remained stable. The French subsidiary decrease was due principally to lower sales volume and the increase in holding company expenses was due to higher professional fees.

     Interest income was $0.3 million in both the 2004 period and the 2003 period, which reflects the stability of interest rates and cash available for investment between the periods.

     Interest expense was $0.3 million in the 2004 period and $0.7 million in the 2003 period. The decrease was due to lower outstanding debt in the 2004 period.

     Other (expense) income was $1.6 million of expense during the 2004 period and $0.6 million of income in the 2003 period. The expense in 2004 primarily relates to the write off of deferred financing costs associated with the early repayment of the Company's outstanding debt. The income in 2003 results principally from the reduction of a liability associated with the resolution of a certain claim made by the U.S. Government for allegedly defective pricing with respect to product sales made by the former Aerospace business of the Company.

     The provision (benefit) for income taxes as a percentage of income for the three months ended September 30, 2004 and 2003 was a tax benefit of 14.3% in the
2004 period and a tax provision of 9.0% in the 2003 period. The tax benefit in
2004 is due primarily to a reversal of reserves for certain prior year issues due to the resolution of certain tax audits. In 2003, the effective tax rate was favorably impacted by a lower state tax rate and the reversal of reserves for certain other prior year issues due to the resolution of uncertainties.

     Net income was $6.4 million in the 2004 period and $7.7 million in the 2003 period.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 2003

     Total net revenues decreased by $1.4 million, or 1.8% to $71.7 million in the 2004 period from $73.1 million in the 2003 period. Domestic licorice sales to the tobacco industry in the United States declined by $2.3 million due to lower shipment volume to customers resulting from inventory reductions and shifting of production to overseas facilities on the part of several large customers. Domestic licorice sales to the international tobacco industry increased by $0.4 million due to higher shipment volume. Non-tobacco revenues decreased by $0.2 in the 2004 period compared to the 2003 period. Foreign sales increased by $0.7 million, impacted mainly by a favorable exchange translation effect on Euro sales of $1.3 million, which more than offset a decline in shipment volume.

     Cost of revenues was $34.3 million in the 2004 period and $35.9 million in the 2003 period, a decrease of $1.6 million. The decrease in cost of revenues was due mainly to the favorable mix of products sold with lower costs during the period in addition to the decline in sales volume. As a percentage of revenues, cost of revenues was 47.8% in the 2004 period as compared to 49.1% in the 2003 period.

     Gross profit was $37.4 million in the 2004 period and $37.2 million in the
2003 period. Gross profit remained fairly constant in spite of reduced net revenues because of reductions in cost of revenues due to a more favorable product mix in the 2004 period.

     Selling, general and administrative expenses were $12.3 million in the 2004 period and $12.4 million in the 2003 period, a decrease of $0.1 million. The decrease was principally due to higher pension income and lower insurance costs partially offset by higher professional fees in the 2004 period as compared to the 2003 period.

     Operating income was $25.1 million in the 2004 period and $24.8 million in the 2003 period. The increase of $0.3 million was a result of higher domestic operating income ($0.3 million), while higher holding company expenses ($0.6 million) were offset by higher operating income at the Company's French subsidiary ($0.6 million). The domestic increase despite lower revenues was due principally to lower cost of sales resulting from the favorable mix of products sold. The increase in holding company expenses was due to higher professional fees and the French subsidiary's increase in operating income was a result of higher revenues impacted mainly by a favorable $1.3 million foreign exchange translation effect on its Euro sales and lower cost of revenues due to a reduction in raw material costs partially offset by higher selling, general and administrative costs.

     Interest income was $0.8 million in the 2004 period compared to $0.9 million in the 2003 period. The decrease of $0.1 million is due to slightly lower average cash balances available for investment in the 2004 period.

     Interest expense was $1.2 million in the 2004 period and $2.3 million in the 2003 period. The decrease was due to lower outstanding debt in the 2004 period.

     Other (expense) income was $2.3 million of expense during the 2004 period and $0.1 million of income in the 2003 period. The expense in 2004 primarily relates to the write off of deferred financing costs related to the early repayment of the Company's outstanding debt. The amount in 2003 results from the reduction of a liability associated with the resolution of a certain claim made by the U.S. Government for allegedly defective pricing with respect to product sales made by the former Aerospace business of the Company partially offset by the amortization of deferred financing costs.

     The provision for income taxes as a percentage of income was 25.8% in the
2004 period and 29.4% in the 2003 period. The decrease in the 2004 period as compared to the 2003 period is due to a reversal of reserves for certain prior year issues due to the resolution of certain tax audits.

     Net income was $16.6 million in the 2004 period and $17.2 million in the
2003 period.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first nine months of 2004 was $17.0 million compared to $28.9 million in the first nine months of 2003. The decrease in net cash provided by operating activities of $11.9 million was caused by a change in the components of working capital, primarily an increase in trade receivables and inventories and a decrease in payables and accrued expenses related in part to the payment in 2004 in the settlement of the Federal-Mogul Recoupment /Setoff Claim.

     Net cash used in investment activities was $5.9 million for the nine month period ended September 30, 2004 and $1.7 million for the nine month period ended
September 30, 2003. The cash used in 2004 was comprised of contributions of $4.5 million for the investment in the joint venture and $1.4 million for capital expenditures while the cash used in 2003 of $1.7 million was all related to capital expenditures.

     Net cash used in financing activities totaled $32.0 million in the nine month period ended September 30, 2004 as a result of scheduled debt repayments of $15.6 million, including an excess cash flow payment of $8.3 million and an early repayment of the remaining outstanding debt of $19.0, partially offset by cash provided from stock option exercises of $2.6 million. Net cash used in financing activities totaled $19.8 million for the nine months ended September
30, 2003 as a result of scheduled debt repayments, including an excess cash flow payment of $8.7 million, partially offset by cash provided from stock option exercises of $1.9 million.

     As of November 1, 2004, the Company had $5.6 million of availability under its Amended Credit Agreement.

     Other than the payment of all outstanding debt totaling $34.6 million, there have been no material changes to the Company's cash obligations and other commercial commitments which were presented in Form 10-K for the year ended
December 31, 2003.

     Although there can be no assurance, the Company believes that its existing working capital, together with the availability under its Amended Credit
Agreement and anticipated cash flow from operating activities, will be sufficient to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future.

     M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $92.4 million in cash and cash equivalents at September 30, 2004. The Company is considering various alternatives for the application of its cash and cash equivalents on hand. In addition, from time to time, the Company examines various alternatives for its capital structure which could result in the incurrence of additional debt or the sale of equity securities by the Company or the Company's subsidiaries. M & F
Worldwide's principal business operations are conducted by its subsidiaries, and
M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, including the Amended Credit Agreement, will permit such dividends or distributions.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended September 30, 2004, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements within the meaning of the
Private Securities Litigation Reform Act of 1995 that reflect management's current assumptions and estimates of future performance and economic conditions.
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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

December 31, 2003 under the heading "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Critical Accounting Policies."

     In addition to factors described in the Company's Securities and Exchange
Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company; (a) economic, climatic or political conditions in countries in which the Company sources licorice root; (b) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice extracts are used; (c)
additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extracts are used; (d)
the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification; (e) any inability to obtain indemnification for any significant group of asbestos-related claims pending against the Company; (f)
lower than expected cash flow from operations; (g) significant increases in interest rates; and (h) unfavorable foreign currency fluctuations. The Company assumes no responsibility to update the forward-looking statements contained in this Form 10-Q filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for
the year ended December 31, 2003 presents quantitative and qualitative disclosures about market risk as of December 31, 2003. There have been no material changes in this disclosure as of September 30, 2004.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS
            There were no material developments in legal proceedings during the three months ended September 30, 2004.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           There were no changes in securities during the three month period ended September 30, 2004.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no events of default upon senior securities during the three month period ended September 30, 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           There were no matters submitted to a vote of security holders during the three month period ended September 30, 2004.

ITEM 5.    OTHER INFORMATION
           No additional information need be presented.

ITEM 6.    EXHIBITS

           10.1*      Second Amendment to the Amended and Restated Credit
                      Agreement, dated as of March 18, 2004

           10.2*      Third Amendment to the Amended and Restated Credit
                      Agreement, dated as of October 28, 2004

           31.1*      Certification of Howard Gittis, Chief Executive Officer,
                      dated November 5, 2004.

           31.2*      Certification of Todd J. Slotkin, Chief Financial Officer,
                      dated November 5, 2004.

           32.1*      Certification of Howard Gittis, Chief Executive Officer,
                      dated November 5, 2004, pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002 (furnished herewith).

           32.2*      Certification of Todd J. Slotkin, Chief Financial Officer,
                      dated November 5, 2004, pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002 (furnished herewith).

           * Filed herewith

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                M & F WORLDWIDE CORP.

Date:   November 5, 2004        By:            /S/ Todd J. Slotkin
      ----------------------        ------------------------------------------
                                                 Todd J. Slotkin
                                Executive Vice President Chief Financial Officer
                                           Principal Financial Officer

Date:   November 5, 2004        By:           /S/ Laurence Winoker
      ----------------------        ------------------------------------------
                                                Laurence Winoker
                                          Principal Accounting Officer

