Form 10-K
period 2004-12-31
M & F WORLDWIDE CORP
filed 2005-03-11
CIK 945235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended December 31, 2004

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
filing requirement for the past 90 days.   X    Yes       No
                                          ---        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

     Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).  X  Yes       No
                                                              -----    -----

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (using the New York Stock Exchange closing price as of June 30,
2004, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $158,714,103. The number of shares of Common
Stock outstanding as of March 1, 2005 was 19,099,470.

     Portions of the registrant's 2005 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

     THIS FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE
ANNUAL REPORT.

                          M & F WORLDWIDE CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                           PAGE
                                                                           ----

                                     PART I

                                     PART II

Item 5   Market for Registrant's Common Equity, Related Stockholders
         Matters and Issuer Repurchases of Equity Securities............... 10

Item 6   Selected Financial Data........................................... 10

Item 7   Management's Discussion and Analysis of Financial Condition

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 21

Item 9A  Controls and Procedures........................................... 21

                                    PART III

Item 10  Directors and Executive Officers of the Registrant................  *

Item 11  Executive Compensation............................................  *

Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................  *

Item 13  Certain Relationships and Related Transactions....................  *

Item 14  Principal Accountant Fees and Services............................  *

                                     PART IV

Item 15  Exhibits and Financial Statement Schedules........................ 25

----------
* Incorporated by reference from M & F Worldwide Corp. 2005 Proxy Statement

                                     PART I

ITEM 1. BUSINESS

     M & F Worldwide Corp. ("M & F Worldwide" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company that conducts its operations through its indirect wholly owned subsidiary, Mafco Worldwide
Corporation ("Mafco Worldwide"). At December 31, 2004, MacAndrews & Forbes
Holdings Inc. (formerly known as Mafco Holdings Inc.) ("Holdings"), through its wholly owned subsidiary Mafco Consolidated Group Inc. ("MCG"), beneficially owned 37.9% of the outstanding M & F Worldwide Common Stock.

     The Company has one segment, which is the production of licorice products, for sale to the tobacco and confectionery industries.

     The Company produces a variety of licorice products from licorice root, intermediary licorice flavors produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France;
and at the facilities of its joint ventures in Xianyang Shaanxi and Weihai,
Shandong, People's Republic of China. Approximately 70% of the Company's
licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's quality. In addition, the Company manufactures and sells cocoa and carob products for use in the tobacco industry.

     The Company also sells licorice worldwide to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring and masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin and other products.

     The Company also sells licorice root residue as garden mulch under the name
Right Dress.

     The Company has achieved its position as the world's leading manufacturer of licorice products through its experience in obtaining licorice root, its technical expertise at maintaining the consistency and quality of its product and its ability to develop and manufacture proprietary formulations for individual customers and applications.

OPERATING STRATEGIES

     The Company intends to maintain its position as the world leader in licorice products by improving its manufacturing process and raw material procurement in order to achieve stable costs and by continuing to operate ventures in strategic areas of the world to enhance its overall licorice business.

PRODUCTS AND MANUFACTURING

     LICORICE PRODUCTS. The Company produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Gardanne, France; and
at the facilities of its joint ventures in Xianyang Shaanxi and Weihai,
Shandong, People's Republic of China. The Company selects licorice root from various sources to optimize flavor enhancing and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semi fluid or blocks, depending on the customer's requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with intermediary licorice extracts from other producers and non-licorice ingredients to produce licorice products that meet the individual customer's requirements. Licorice extract can be further purified to produce licorice derivatives. The Company maintains finished goods inventories of sufficient quantity to normally provide immediate shipment to its tobacco and non-tobacco customers.

     NON-LICORICE PRODUCTS. The Company also sells flavoring agents and plant products to the tobacco, spice, pharmaceutical and health food industries. The
Company cleans, grinds or cuts raw spices, herbs and plant products into finished products.

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

Azerbaijan, Kazakhstan, Tajikistan, Turkmenistan, Uzbekistan, Syria and Turkey.
Through many years of experience, the Company has developed extensive knowledge and relationships with its suppliers in these areas. Although the amount of licorice root the Company purchases from any individual source or country varies from year to year depending on cost and quality, the Company endeavors to purchase some licorice root from all available sources. This enables the Company to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomic, the Company will be able to replace that source with licorice root from another area or supplier. The unrest in Afghanistan did not have a significant effect on the Company's total root supply, and root supplies, which had been interrupted in 2001, resumed in 2002. During 2004, the Company had numerous suppliers of root and one vendor who supplied 49% of the Company's total root purchases. The Company tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for three years. At December 31, 2004, the Company had on hand a supply of licorice root raw material approaching three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore the Company has experienced little, if any, material spoilage. The Company has been able to obtain licorice root raw materials without interruption since World War II, even though there has been periodic instability in the areas of the world where licorice root raw materials are obtained.

     In addition to licorice root, the Company also uses intermediary licorice extracts produced by the Company's Chinese joint venture and purchases them from other manufacturers for use as a raw material. These products are available from producers primarily in the People's Republic of China and Central Asia in
quantities sufficient to meet the Company's current requirements and anticipated requirements for the foreseeable future. During 2004, the Company had numerous suppliers of intermediary licorice products of which one supplied 18% of total purchases.

     Other raw materials for the Company's non-licorice products and plant products are commercially available through many domestic and foreign sources.

SALES AND MARKETING

     All sales in the U.S. (including sales of licorice products to U.S.
cigarette manufacturers for use in American blend cigarettes to be exported) are made through the Company's offices located in Camden, New Jersey or Richmond,
Virginia, with technical support from the Company's research and development department. Outside the U.S., the Company sells its products from its Camden,
New Jersey offices, through its French subsidiaries, Chinese joint ventures and through exclusive agents as well as independent distributors.

     The Company has established strong relationships with its customers in the tobacco, confectionery and other industries because of its expertise in producing and supplying consistent quality licorice products and other flavor enhancing agents with a high level of service and security of supply. The
Company ships products worldwide and provides technical assistance for product development for both tobacco and non-tobacco applications.

     The Company sells licorice root residue, a by-product of the licorice extract manufacturing process, as garden mulch under the name Right Dress.
Distribution of Right Dress is limited to the area within a 200-mile radius of
Camden, New Jersey due to shipping costs and supply limitations.

     In 2004, the Company's ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 69% of the
Company's net revenues and one customer, Altria Group Inc., accounted for approximately 34% of the Company's 2004 net revenues. If Altria Group Inc. were to stop purchasing licorice from the Company, it would have a significant adverse effect on the financial results of the Company.

COMPETITION

     The Company's position as the largest manufacturer of licorice products in the world arises from its long-standing ability to provide its customers with a steady supply of high quality and consistent products, together with superior technical support. Producing licorice products of consistently high quality requires an experienced work force, careful manufacturing and rigorous quality control. The Company's long-term relationships and knowledge of the licorice root market are of great value in enabling it to consistently acquire quality raw materials. Although the Company could face increased competition in the future, the Company currently encounters limited competition in sales of licorice products to tobacco companies in many of its markets as a result of the factors described above and the large investments in inventories of raw materials and production facilities that are required to adequately fulfill its customers' needs. Other markets in which the Company operates, particularly the confectionery licorice market in Europe, are more competitive. Significant competing producers of licorice products are government-owned and private corporations in the People's Republic of China and Iran and a private corporation based in Israel.

THE TOBACCO INDUSTRY

     Developments and trends within the tobacco industry may have a material effect on the operations of the Company.

     U.S. cigarette consumption declined at an estimated 2.5% during 2004 and approximately 2% annually over the previous ten years due to significant price increases introduced by the cigarette manufacturers in order to recover costs related to the 1998 settlement with the state attorneys general, greater awareness of health risks by consumers, continuing restrictions on smoking areas and sales tax increases on cigarettes. Sales of American blend cigarettes also declined in Western Europe by approximately 8.7% during 2004 due to increased regulation, smoking restrictions and tax increases. The rate of sales decline during 2004 far exceeded the average rate of decline experienced by this region over the past several years.

     Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. Domestic consumption of chewing tobacco products has declined for more than a decade by approximately 4.0% per year. Chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas.
Moist snuff consumption increased approximately 5.5% during 2004 and has risen steadily since the mid-1970's due at least in part to the shift away from cigarettes and other types of smoking tobacco. Consumption of moist snuff increased approximately 3.3% over the past ten years.

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

     For more than 40 years, the sale and use of tobacco products has been subject to opposition from government and health officials in the U.S. and other countries due to claims that tobacco consumption is harmful to an individual's health. In addition, the World Health Organization has identified smoking as a significant world health risk. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state, federal and foreign taxes on cigarettes have resulted in lower tobacco consumption, which is likely to continue in the future. The Company cannot predict the future course of tobacco regulation. Any substantial increase in tobacco regulation may adversely affect tobacco product sales, which could indirectly have a material adverse effect on the Company.

     Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. In part as a result of settlements in certain of this litigation, the cigarette companies have significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Since 1999, cigarette consumption in the U.S. has decreased due to the higher prices of cigarettes, the increased emphasis on the health effects of cigarettes and the continuing restrictions on smoking areas. At this time the
Company is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on the
Company's financial performance. There can be no assurance that there will not be an increase in health-related litigation against the tobacco industry or that the Company, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on the Company.

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

ENVIRONMENTAL MATTERS

     The Company is subject to all state and federal environmental laws. During
2003, the Company replaced, at a cost of approximately $1.2 million, the oil-fired boilers in its Camden, New Jersey facility with a new gas fired boiler, which is in compliance with applicable regulations. Management believes that the Company's operations are in substantial compliance with all applicable environmental laws. Although no other material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that the Company will not incur costs in the future relating to environmental matters that would have a material adverse effect on the Company's business or financial condition.

SEASONALITY

     The licorice product business is generally non-seasonal. However, sales of
Right Dress garden mulch occur primarily in the first seven months of the year.

SALES BACKLOG

     The sales backlog of the Company at any time is generally not significant.
Domestic and foreign orders from tobacco and non-tobacco customers are received with shipment requirements annually, quarterly, monthly or weekly depending upon the customer's needs. Certain confectionery and health food customers negotiate annual contracts, which were not significant at December 31, 2004.

EMPLOYEES

     At December 31, 2004, the Company had approximately 198 employees. The
Company has 147 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 2005. Management believes that its employee relations are good.

CORPORATE INDEMNIFICATION MATTERS

     GENERAL

     The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In 1995, a subsidiary of MCG, M & F
Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, Pneumo Abex
Corporation (together with its successor in interest Pneumo Abex LLC, "Pneumo
Abex"), then a subsidiary of M & F Worldwide, retained the assets and liabilities relating to the Company's former Abex NWL Aerospace Division
("Aerospace"), as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

     The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when the Company receives amounts under related
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
asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has ultimate responsibility for all the remaining asbestos-related claims asserted against
Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction
Products Division, a subsidiary (the "Second Indemnitor") of Cooper Industries,
Inc. (now Cooper Industries, LLC, the "Indemnity Guarantor") assumed responsibility for substantially all asbestos-related claims asserted against
Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor.
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
Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities,
Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2004, the
Company incurred or expected to incur approximately $559,000 of unindemnified costs,

as to which it either has received or expects to receive approximately $373,000 in insurance reimbursements for matters pending or settled through December 31,
2004. Management does not expect these unindemnified matters to have a material adverse effect on the Company's financial position or results of operations, but
Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

     The Transfer Agreement further provides that the subsidiary of MCG will indemnify Pneumo Abex with respect to all environmental matters associated with
Pneumo Abex's and its predecessor's operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to
Pneumo Abex's Aerospace business, which Pneumo Abex sold to Parker Hannifin
Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities are the responsibility of Pneumo Abex. The Original
Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the
Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

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
million.

     On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement
Agreement"). The Reimbursement Agreement provides for letters of credit totaling
$20.8 million covering certain environmental issues relating to one site not part of the current business of Pneumo Abex. During 2000, the Environmental
Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit is being funded by MCG and/or the Original
Indemnitor. The Company had $2.2 million of letters of credit outstanding at both December 31, 2004 and 2003, respectively, in connection with the
Reimbursement Agreement.

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
Government ("Government"). The Company retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. During 2003, the Company resolved one of those matters at a cost of $0.4 million. In the remaining matter, the Company contests the Government's allegations and has been attempting to resolve the matter without litigation.

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

AVAILABILITY OF CERTAIN DOCUMENTS CONCERNING THE COMPANY

     The Company maintains a website at http://www.mandfworldwide.com. Current versions of the following documents are available without charge from the website or upon request to the Secretary, M & F Worldwide Corp., 35 East 62nd
Street, New York, New York 10021:

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

     Electronic or paper copies of this annual report on Form 10-K, the
Company's quarterly reports on Form 10-Q, any current report on Form 8-K and any amendment to any of these documents are similarly available.

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

----------
(a)  Lease expires in September 2006 with an option to renew to 2007.

(b)  Lease expires in December 2006.

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
Government. The Company retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. During 2003, the Company resolved one of those matters at a cost of $0.4 million. In the remaining matter, the Company contests the Government's allegations and has been attempting to resolve the matter without litigation.

     The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice.

     During 2002, the French tax administration notified the Company's indirect wholly owned French subsidiary (the "Indirect Subsidiary") that it intended to disallow a deduction relating to French income taxes for 1996, 1997 and 1998 arising out of certain interest payments made on a note payable to the Company.
The French tax administration assessed the Indirect Subsidiary approximately 1.8 million euros for the taxes, interest and penalties. The Indirect Subsidiary appealed the assessment and, in order to be able to pursue its appeal, obtained bank guarantees in favor of the French tax administration in the amount of 1.4 million euros ($1.9 million as of December 31, 2004). Based on a recent decision of the Supreme Court of France resolving a similar issue in favor of the taxpayer, the French tax administration has determined that it intends to abandon its assessment. Furthermore, the French tax administration has determined that it will not require any adjustment with respect to this issue in future tax years. As a result of these developments, the Company has reversed the $5.0 million reserve that had been established related to this assessment and is in the process of pursuing release of the bank guarantees of 1.4 million euros.

     See Item 1. Business; Tobacco Industry; and Corporate Indemnification
Matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER REPURCHASES OF EQUITY SECURITIES

     The M & F Worldwide Common Stock is listed on the New York Stock Exchange,
Inc. ("NYSE") under the symbol MFW. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the M
& F Worldwide Common Stock on the NYSE based on published financial sources.

                                                 HIGH         LOW
                                                 ----         ---
      CALENDAR 2003
               First Quarter                     $7.55        $5.50
               Second Quarter                     8.08         7.00
               Third Quarter                      9.73         7.49
               Fourth Quarter                    14.70         9.74

      CALENDAR 2004
               First Quarter                     14.93        12.72
               Second Quarter                    14.00        12.40
               Third Quarter                     13.80        12.49
               Fourth Quarter                    13.72        12.94

     The number of holders of record of the M & F Worldwide Common Stock as of
March 1, 2005 was 5,878.

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

     During the fourth quarter of 2004, the Company did not repurchase any of its equity securities.

     The Chief Executive Officer of the Company certified to the NYSE in April
2004 that he was not aware of any violation by the Company of the NYSE's corporate governance listing standards.

ITEM 6. SELECTED FINANCIAL DATA

     The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2004.

     On April 19, 2001, the Company acquired a majority interest in Panavision,
Inc. ("Panavision"). On December 3, 2002, the Company divested itself of
Panavision pursuant to a settlement of certain shareholder litigation relating to the 2001 acquisition (the "Settlement"). The Company presents the results of
Panavision's operations from April 19, 2001 until December 3, 2002 as discontinued operations.

     The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and
the Company's Consolidated Financial Statements included elsewhere in this
Annual Report on Form 10-K.

                                                                     YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                          2004      2003      2002      2001      2000
                                                         ------    ------    ------    ------    ------
STATEMENT OF INCOME DATA (A):                                (in millions, except per share amounts)

Net revenues                                             $ 93.4    $ 95.7    $ 96.9    $ 98.4    $ 93.1
Cost of revenues                                           45.1      46.3      47.3      51.6      49.2
                                                         ------    ------    ------    ------    ------
Gross profit                                               48.3      49.4      49.6      46.8      43.9
Selling, general and administrative expenses               17.2      16.3      13.6      14.9       8.7
Gain on pension reversion                                  --        --        --       (11.1)     --
                                                         ------    ------    ------    ------    ------
Operating income                                           31.1      33.1      36.0      43.0      35.2
Interest income                                             1.3       1.2       0.3       0.8       0.1
Interest expense                                           (1.2)     (2.9)     (4.1)     (5.0)     (3.1)
Other (expense) income, net                                (2.4)      1.7      (1.4)     (1.7)     --
                                                         ------    ------    ------    ------    ------
Income from continuing operations before income taxes      28.8      33.1      30.8      37.1      32.2
Income taxes                                               (3.6)    (10.5)    (12.2)    (18.7)    (13.1)
                                                         ------    ------    ------    ------    ------
Income from continuing operations                          25.2      22.6      18.6      18.4      19.1
Gain (loss) from operations of discontinued business,
   net of taxes of $0.6, $0.2, $8.4, respectively;
   (including gain on disposal of $17.6 in 2002)           --         0.6       5.5     (12.3)     --
                                                         ------    ------    ------    ------    ------
Net income                                                 25.2      23.2      24.1       6.1      19.1
Preferred stock dividends                                  --        --        (0.3)     (0.2)     --
                                                         ------    ------    ------    ------    ------
Net income available to shareholders                     $ 25.2    $ 23.2    $ 23.8    $  5.9    $ 19.1
                                                         ======    ======    ======    ======    ======

Basic earnings (loss) per common share:
     Undistributed earnings from continuing operations   $ 1.35    $ 1.23    $ 0.71    $ 0.74    $ 0.96
     Undistributed earnings (loss) from discontinued
        operations                                         --        0.04      0.21     (0.50)     --
                                                         ------    ------    ------    ------    ------
       Total common stock                                $ 1.35    $ 1.27    $ 0.92    $ 0.24    $ 0.96
                                                         ======    ======    ======    ======    ======

Diluted earnings (loss) per common share:
     Undistributed earnings from continuing operations   $ 1.26    $ 1.18    $ 0.71    $ 0.74    $ 0.96
     Undistributed earnings (loss) from discontinued
        operations                                         --        0.03      0.21     (0.50)     --
                                                         ------    ------    ------    ------    ------
       Total common stock                                $ 1.26    $ 1.21    $ 0.92    $ 0.24    $ 0.96
                                                         ======    ======    ======    ======    ======

Basic and diluted earnings (loss) per preferred share:
     Distributed earnings                                $ --      $ --      $ 0.04    $ 0.05    $ --
     Undistributed earnings from continuing operations     --        --        0.71      0.74      --
     Undistributed loss from discontinued operations       --        --        0.21     (0.50)     --
                                                         ------    ------    ------    ------    ------
       Total preferred stock                             $ --      $ --      $ 0.96    $ 0.29    $ --
                                                         ======    ======    ======    ======    ======

                                                                           DECEMBER 31,
                                                           ------------------------------------------
                                                            2004     2003     2002     2001     2000
                                                           ------   ------   ------   ------   ------
                                                                          (in millions)

BALANCE SHEET DATA:
Total assets (b)                                           $376.5   $382.4   $373.2   $275.2   $298.8
Long- term debt including current portion and short-term
   borrowings (c)                                            --       34.6     60.4     84.0     29.4
Participating preferred stock (d)                            --       --       --       41.7     --
Stockholders' equity                                        340.2    304.7    274.1    295.9    245.7

----------
(a)  The Company reclassified certain amounts in previously issued financial statements to conform to the 2004 presentation.

(b)  Excludes the assets of discontinued operations at December 31, 2001 of
     $636.9 million.

(c)  Excludes long-term debt of discontinued operations at December 31, 2001 of
     $472.3 million.

(d)  During 2001, the Company issued to PX Holding 6,182,153 shares of Series B
     Preferred Stock valued at $31.7 million in connection with the 2001
     Panavision acquisition and 666,667 shares of Series B Preferred Stock in exchange for $10.0 million. PX Holding returned the Series B Preferred
     Stock in 2002 as part of the Panavision divestiture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 6.
"Selected Financial Data" and the M & F Worldwide Consolidated Financial
Statements and the Notes thereto included elsewhere in this Annual Report on
Form 10-K.

OVERVIEW

     The Company is the world's largest producer of licorice products. The
Company produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in the United States, France and the People's Republic of China.

     Approximately 70% of the Company's licorice sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quality used by each brand is an important element in the brand's quality. In addition, the Company manufactures and sells cocoa and carob products for use in the tobacco industry. Over the last several years, the rate of consumption of tobacco products has declined in the United States.
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
Although the Company's licorice sales to its confectionary customers have experienced some decline in recent years, licorice sales to food, cosmetic and pharmaceutical customers, who use Magnasweet as a flavoring or masking agent, have experienced some growth and added to the Company's overall sales stability for its licorice products. One important facet of the Company's business strategy is to focus on growing its business through sales of licorice-derived products for use in non-tobacco-related applications. The Company is devoting a substantial portion of its research and development efforts to Magnasweet and its potential food and beverage applications as well as to finding additional uses for components of licorice extract in cosmetic and pharmaceutical products.

     The Company also sells licorice root residue as garden mulch under the name
Right Dress. Other non-licorice product sales have decreased due to our decision to discontinue selling these products.

     The Company considers revenue from international business to be that revenue which is generated outside the United States.

THE REORGANIZATION

     On October 29, 2004, the Company completed an internal reorganization (the
"Reorganization") with certain of its subsidiaries to separate the assets and liabilities related to its licorice products business from the assets and liabilities not related to its licorice products business. Prior to the
Reorganization, Pneumo Abex Corporation held all the assets and liabilities associated with the licorice products business, as well as other assets and liabilities unrelated to the licorice products business. In connection with the

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

     INVENTORY - Licorice raw materials have an infinite life as long as they are kept dry; therefore the Company has not been required to establish an obsolescence reserve for licorice. A reserve for the value of the products has not been necessary based on the Company's lower of cost or market analysis. The Company also ensures that storage facilities where the raw materials are inventoried are properly safeguarded and maintained to preserve its characteristics.

     INCOME TAXES - The Company estimates actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. The balance of the valuation allowance at December 31, 2004, was $4.1 million.
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

     As part of the process of preparing our consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis, the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for items that it believes could be challenged by these taxing authorities. In addition, the Company routinely provides valuation allowances for deferred tax assets that it believes may not be realized, e.g., capital losses.

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

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any or participate in any off-balance sheet arrangements.

CONSOLIDATED OPERATING RESULTS

      YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Total net revenues decreased by $2.3 million, or 2.4% to $93.4 million in the 2004 period from $95.7 million in the 2003 period. Domestic sales to the tobacco industry in the United States declined by $3.3 million due to lower shipment volume resulting from inventory reductions and shifting of production to overseas facilities on the part of several large customers. Domestic sales to the international tobacco industry increased by $1.4 million due to higher shipment volume. Non-tobacco revenues decreased by $0.5 million in the 2004 period compared to the 2003 period and non-licorice sales declined by $0.8 million in 2004 due to the Company's decision to discontinue selling certain of these products. Foreign sales increased by $0.9 million, mainly impacted by a favorable exchange translation effect on Euro sales of $1.4 million.

     Cost of revenues was $45.1 million in the 2004 period and $46.3 million in the 2003 period, a decrease of $1.2 million. The decrease in cost of revenues was due to the decline in sales volume. As a percentage of revenues, cost of revenues remained stable for the periods at 48.3% in 2004 and 48.4% in 2003.

     Gross profit was $48.3 million in the 2004 period and $49.4 million in the
2003 period. The decline in gross profit was due to the decrease in sales volume.

     Selling, general and administrative expenses were $17.2 million in the 2004 period and $16.3 million in the 2003 period, an increase of $0.9 million. The increase was due primarily to higher professional fees partially offset by higher pension income in the 2004 period as compared to the 2003 period.

     Interest income was $1.3 million in the 2004 period compared to $1.2 million in the 2003 period. The increase of $0.1 million is due to higher average cash and cash equivalents balances available for investment in the 2004 period.

     Interest expense was $1.2 million in the 2004 period and $2.9 million in the 2003 period. The decrease in expense was due to lower outstanding debt in the 2004 period.

     Other (expense) income was $2.4 million of expense during the 2004 period and $1.7 million of income in the 2003 period. The expense in 2004 primarily resulted from the write off of deferred financing costs related to the early repayment of the Company's outstanding debt. The income in 2003 results from the reduction of two liabilities associated with the resolution of two separate
Corporate Indemnification matters partially offset by the amortization of deferred financing costs.

     The provision for income taxes as a percentage of income was 12.4% in the
2004 period and 31.7% in the 2003 period. The lower rate in 2004 is due principally to a reversal of reserves for certain prior year issues due to the resolution of certain tax audits. The lower rate in 2003 results from a lower state tax rate compared to 2002 and the reversal of reserves for certain prior year issues due to the resolution of uncertainties in 2003. Excluding the reversal of the reserves, the effective tax rate would have been 37.8% in 2004 and 35.7% in 2003.

      YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Total net revenues decreased by $1.2 million or 1.2% to $95.7 million in
2003 from $96.9 million in 2002. The Company's domestic revenues decreased by
$2.2 million in the 2003 period as compared to the 2002 period. Increases in domestic revenues of $1.0 million to the tobacco industry worldwide were more than offset by lower revenues of $1.1 million from the Company's confectionary customers and $2.1 million in lower revenues from the Company's United States non-licorice, nutraceutical and spice customers. The decline in confectionary revenues was a result of lower selling prices in the mix of products sold to customers during 2003. The decrease in United States non-licorice sales resulted from the Company's decision to discontinue selling certain of these products.
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

     Selling, general and administrative expenses were $16.3 million in the 2003 period and $13.6 million in the 2002 period, an increase of $2.7 million. The increase was due primarily to higher insurance costs, higher legal fees and lower pension income from pension plans in the 2003 period as compared to the
2002 period.

     Interest income was $1.2 million in the 2003 period and $0.3 million in the
2002 period. The increase was primarily due to interest income on the cash invested with the proceeds of the Settlement in December 2002.

     Interest expense was $2.9 million in the 2003 period and $4.1 million in the 2002 period. The decrease was due to lower outstanding debt in the 2003 period.

     Other income (expense), net was $1.7 million of other income, net in the
2003 period compared to $1.4 million of other expense, net in the 2002 period.
The increase results from the reduction of two liabilities associated with the resolution of two separate Corporate Indemnification matters during 2003, partially offset by the amortization of deferred financing costs. Other income of $0.9 million results from the settlement of certain U.S. Government claims for allegedly defective pricing with respect to product sales made by the former
Aerospace business of the Company. Other income of $1.9 million represents the
Company's share of the amount obtained as part of the resolution of the
Recoupment/Setoff Claim.

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

RELATED PARTY TRANSACTIONS

     THE TRANSFER AGREEMENT

     In connection with the 1995 transfer to a subsidiary of MCG of certain of
Pneumo Abex's consolidated assets and liabilities, with the remainder being retained, the Company, a subsidiary of MCG and two subsidiaries of the Company entered into the Transfer Agreement. Under the Transfer Agreement, Pneumo Abex
retained the assets and liabilities relating to Aerospace, as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to the subsidiary of MCG.
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
the amounts so funded only when the Company receives amounts under related
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
Agreement permits the Company to require such subsidiary of MCG to fund 50% of the costs of resolving the disputes.

     MCG and the Company are parties to a registration rights agreement (as amended, the "Company/MCG Registration Rights Agreement") providing MCG with the right to require the Company to use its best efforts to register under the
Securities Act, and the securities or blue sky laws of any jurisdiction designated by MCG, all or portion of the issued and outstanding common stock owned by MCG in the Abex Merger (the "Registrable Shares"). Such demand rights are subject to the conditions that the Company is not required to (1) effect a demand registration more than once in any 12-month period, (2) effect more than one demand registration with respect to the Registrable Shares, or (3) file a registration statement during periods (not to exceed three months) (a) when the
Company is contemplating a public offering, (b) when the Company is in possession of certain material non-public information, or (c) when audited financial statements are not available and their inclusion in a registration statement is required. In addition, and subject to certain conditions described in the Company/MCG Registration Rights Agreement, if at any time the Company proposes to register under the Securities Act an offering of common stock or any other class of equity securities, then MCG will have the right to require the
Company to use its best efforts to effect the registration under the Securities
Act and the securities or blue sky laws of any jurisdiction designated by MCG of all or a portion of the Registrable Shares as designated by MCG. The Company is responsible for all expenses relating to the performance of, or compliance with, the Company/MCG Registration Rights Agreement except that MCG is responsible for underwriters' discounts and selling commissions with respect to the Registrable
Shares it sells.

     AFFILIATED PAYMENTS

     During 2004, 2003, and 2002, three executive officers of the Company were executives of Holdings. The Company did not compensate such executive officers, but, in 2004 and 2003, the Company paid to Holdings $1.5 million for the value of the services provided by such officers to the Company and charged that amount to compensation expense. In 2002, because Holdings did not require payment of this amount, the value of the services of $1.5 million for that year is reflected in the accompanying Consolidated Financial Statements as compensation expense and a corresponding increase to additional paid-in-capital in accordance with Securities and Exchange Commission Staff Accounting Bulletin 79,
"Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." None
of the executive officers received any payment from the Company or additional payment from Holdings in connection with such compensation expense. The
Management Services Agreement, pursuant to which Holdings provides the services of the three executive officers to the Company in exchange for a management service fee of $1.5 million annually, expires on December 31, 2005.

     The Company participates in Holdings' directors and officers insurance program, which covers the Company as well as Holdings and its other affiliates.
The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the
Company could secure were it to secure its own coverage. At December 31, 2004, the Company has recorded prepaid expenses, other assets and accrued liabilities of $1.2 million, $4.8 million and $2.6 million relating to the financing of the directors and officers insurance program. At December 31, 2003, the Company had recorded prepaid expenses, other assets, accrued liabilities and other liabilities of $1.5 million, $6.0 million, $2.7 million and $2.8 million relating to the financing of the directors and officers insurance program.

     Since the end of 2003, Allied Security Holdings LLC ("Allied Security"), an
affiliate of Holdings, has provided contract security officer services to the
Company. For 2004, the Company made aggregate payments to Allied Security for such services of approximately $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $23.8 million, $35.5 million and $37.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in net cash provided by operating activities of $11.7 million between the 2004 period and the 2003 period was caused by the changes in the components of working capital, primarily an increase in trade receivables and inventories and a decrease in payables and accrued expenses related in part to the payment in 2004 in the settlement of the Federal-Mogul Recoupment /Setoff claim. The decrease in net cash provided of $1.8 million between the 2003 period and the 2002 period resulted mainly from the changes in working capital from year to year partially offset by the increase in income from continuing operations.

     Net cash used in investing activities in 2004 was comprised of contributions of $4.2 million for the investment in a Chinese joint venture and
$1.6 million for capital expenditures. The Company is not planning any significant capital expenditures for 2005. Net cash used in investing activities in 2003 was for capital expenditures of $2.1 million, of which approximately
$1.2 million was for the replacement of the Company's oil-fired boilers in its
Camden, New Jersey facility with a new gas-fired boiler. Net cash provided by investing activities of $89.3 million in 2002 reflects the proceeds from a settlement of litigation partially offset by capital expenditures of $0.8 million.

     Net cash used in financing activities in 2004 totaled $29.7 million as a result of scheduled debt repayments of $15.6 million, including an excess cash flow payment of $8.3 million and an early repayment of the remaining outstanding debt of $19.0 million, partially offset by cash provided from the exercise of stock options of $4.1 million and a capital contribution of $0.8 million. Net cash used in financing activities in 2003 and 2002 primarily reflects the repayment of debt under the Company's credit agreement, which was partially offset in 2003 by cash provided from stock option exercises of $1.9 million.

     The Company has certain cash obligations and other commercial commitments, which will affect its short-term liquidity. At December 31, 2004, such obligations and commitments which do not include options for renewal were as follows:

                                                         PAYMENTS DUE BY PERIOD
                                              -------------------------------------------
                                                        LESS
                                                       THAN 1      1-3      4-5   AFTER 5
Contractual Obligations                       TOTAL     YEAR      YEARS    YEARS    YEARS
-----------------------                       -----     ----      -----    -----    -----
                                                              (in millions)

Raw Material Purchase Obligations             $17.9     $12.1     $ 5.8     $--      $--
Insurance Premiums                              2.6       2.6      --        --       --
Management Fees                                 1.5       1.5      --        --       --
Operating Leases                                0.7       0.3       0.4      --       --
                                              -----     -----     -----     ----     ----
Total Contractual Cash Commitments            $22.7     $16.5     $ 6.2     $--      $--
                                              =====     =====     =====     ====     ====

     The Company currently expects to contribute approximately $0.1 million to its pension plans in 2005 based on current legal requirements.

     On April 19, 2001, the Company entered into an Amended and Restated Credit
Agreement (the "Amended Credit Agreement") with a group of banks pursuant to which the Company could borrow up to $105.0 million. The Amended Credit
Agreement included a $90.0 million five-year term loan facility and a $15.0 million (reduced to $10.0 million in December 2002) five-year revolving loan facility. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii)
Eurodollar Loans, plus a borrowing margin. The borrowing margin for ABR Loans and Eurodollar Loans is 3.0% and 4.0%, respectively. Substantially all the domestic assets of Mafco Worldwide are pledged to secure the Amended Credit
Agreement. The Amended Credit Agreement contains various restrictive covenants, which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets.

     The five year $90.0 million term loan was repayable in quarterly installments which commenced on June 30, 2001. In addition, a mandatory repayment was required in April of each year based upon prior year excess cash flow (as defined in the Amended Credit Agreement). During 2004, the Company
repaid all of the term debt outstanding under the Amended Credit Agreement. As a result, the Company had no debt outstanding at December 31, 2004. The Company also wrote off deferred financing costs of $1.5 million associated with the early repayment of that debt. The write-off is presented in other (expense)
income in the consolidated statements of income.

     At December 31, 2004, $4.4 million of the revolving loan facility was reserved for lender guarantees on outstanding letters of credit and $5.6 million was available for borrowings.

     The Company's French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.9 million Euros (approximately $3.9 million at December 31, 2004) for working capital purposes. The subsidiary had no borrowings at December 31, 2004.

     Although there can be no assurance, the Company believes that its cash and cash equivalents borrowings available under its credit agreements and anticipated cash flow from operating activities, will be sufficient to meet the
Company's expected operating needs and investment and capital spending requirements for the foreseeable future.

     M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $92.4 million in cash and cash equivalents. The Company is considering various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F
Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F
Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions. Under the Amended Credit Agreement,
Mafco Worldwide may not: (a) pay a dividend on, make a payment on account of the purchase, redemption or retirement of, or make any other distribution on any share of any class of its capital stock; (b) loan or advance funds to M & F
Worldwide except for expenses necessary to maintain M & F Worldwide's corporate existence and other out-of-pocket expenses in the ordinary course of business resulting from M & F Worldwide's status as a public company; and (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation, other than in the ordinary course of business, to any person who is a significant stockholder or executive officer of M & F
Worldwide.

NEW ACCOUNTING PRONOUNCEMENTS

     In December, 2004, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 123(R), "Share-Based Payment". Among other things, SFAS No.123(R)
requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the provisions of Statement No. 123(R)
in its interim period beginning July 1, 2005. Adoption of Standard No. 123(R) is not expected to have a material impact on the Company's financial statements.

     In November, 2004, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4". Among other things, SFAS No. 151 clarifies that certain operating costs should be recognized as current period charges and requires the allocation of fixed production overheads to inventory. The Company is required to adopt the provisions of SFAS No. 151 during the first fiscal year beginning after June 15,
2005. Adoption of Standard No. 151 is not expected to have a material impact on the Company's financial statements.

IMPACT OF INFLATION

     The Company presents its results of operations and financial condition based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the
Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

TAX MATTERS

     In 1995, MCG and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, MCG will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 2004, the Company had available net operating loss carryforwards of approximately $22.4 million, which expire in years 2008 through
2012.

     During 2002, the French tax administration notified the Company's indirect wholly owned French subsidiary (the "Indirect Subsidiary") that it intended to disallow a deduction relating to French income taxes for 1996, 1997 and 1998 arising out of certain interest payments made on a note payable to the Company.
The French tax administration assessed the Indirect Subsidiary approximately 1.8 million euros for the taxes, interest and penalties. The Indirect Subsidiary appealed the assessment and, in order to be able to pursue its appeal, obtained bank guarantees in favor of the French tax administration in the amount of 1.4 million euros ($1.9 million as of December 31, 2004). Based on a recent decision of the Supreme Court of France resolving a similar issue in favor of the taxpayer, the French tax administration determined that it intends to abandon its assessment. Furthermore, the French tax administration has determined that it will not require any adjustment with respect to this issue in future tax years. As a result of these developments, the Company has reversed the $5.0 million reserve that had been established related to this assessment and is in the process of pursuing release of the bank guarantees of 1.4 million euros.

OTHER LIQUIDITY RISKS

     LICORICE RAW MATERIAL SUPPLY

     In addition to the liquidity risks noted above, the Company may encounter liquidity risks arising from its supply of licorice root raw material. The
Company tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for three years. At
December 31, 2004, the Company had on hand a supply of licorice root raw material approaching three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although the Company has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, the Company may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If the Company is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, the Company's business will be severely hampered and the Company will experience severe liquidity difficulties.

     CUSTOMERS

     In 2004, the Company's ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 69% of the
Company's net revenues and one customer, Altria Group Inc. accounted for approximately 34% of the Company's 2004 net revenues. If Altria Group Inc. were to stop purchasing licorice from the Company, it would have a significant adverse effect on the financial results of the Company, which would also create severe liquidity problems for the Company.

     CORPORATE INDEMNIFICATION MATTERS

     Prior to 1988, a former subsidiary of Pneumo Abex manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, the Second Indemnitor assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after
August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul
Corporation purchased the Second Indemnitor in October 1998. In October 2001,
the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy
Code and stopped performing its indemnity obligations to the Company.
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
Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities,
Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2004, the
Company incurred or expected to incur approximately $559,000 of unindemnified costs, as to which it either has received or expects to receive approximately
$373,000 in insurance reimbursements. Management does not expect these unindemnified matters to have a material adverse effect on the Company's financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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
million.

     On February 5, 1996, the Company, through Pneumo Abex, entered into the
Reimbursement Agreement. The Reimbursement Agreement provides for letters of credit totaling $20.8 million covering certain environmental issues relating to one site and not related to the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to
$2.2 million. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. Pneumo Abex had $2.2 million of letters of credit outstanding at both December 31, 2004 and 2003, respectively, in connection with the Reimbursement Agreement.

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
Government. Certain claims for allegedly defective pricing that the Government made with respect to certain of these aerospace product sales were retained by
Pneumo Abex in the Aerospace sale. During 2003, Pneumo Abex resolved one of these matters at a cost of $0.4 million. In the remaining matter, Pneumo Abex contests the Government's allegations and has been attempting to resolve the matter without litigation.

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

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K for the year ended December 31, 2004, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions.
Such statements are made in reliance upon the safe harbor provisions of the
Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the
Company encourages investors to read the summary of the Company's critical accounting policies under the heading "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Critical Accounting Policies."

     In addition to factors described in the Company's Securities and Exchange
Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company; (a) economic, climatic or political conditions in countries in which the Company sources licorice root; (b) economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used; (c)
additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used; (d)
the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification; (e) any inability

to obtain indemnification for any significant group of asbestos-related claims pending against the Company; (f) lower than expected cash flow from operations;
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

     As of December 31, 2004 and 2003, the Company's net foreign currency market exposures of $1.1 million and $0.4 million, respectively, are primarily the
Euro. Most of the Company's export sales and purchases of licorice raw materials are made in U.S. dollars. The Company's French subsidiary sells in several foreign currencies as well as the U.S. dollar and purchases raw materials principally in U.S. dollars. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations. In addition, management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

     A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $0.1 million increase to the related net unrealized gain for December 31, 2004 and a negligible increase for December 31,
2003. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $0.1 million decrease to the related net unrealized gain for December 31, 2004 and a negligible decrease for December 31,
2003.

     At December 31, 2004, the Company had no outstanding debt, and therefore was not subject to changes in interest rates.

     Neither the Company nor its subsidiaries had any interest rate swap agreements in effect at December 31, 2004. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief
Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-(e) under the Securities Exchange Act of
1934, as amended (the "Exchange Act")) as of December 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There were no material changes in the Company's internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of
2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Our internal control over financial reporting includes those policies and procedures that:

     o    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     o    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     o    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in Internal Control-Integrated
Framework.

     Based on our assessment, management believes that, as of December 31, 2004, the company's internal control over financial reporting is effective.

     The company's independent registered public accounting firm has issued an audit report on our assessment of the company's internal control over financial reporting, which appears below.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
M&F WORLDWIDE CORP.

We have audited management's assessment, included in the accompanying
Management's Report on Internal Control Over Financial Reporting, that M&F
Worldwide Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (the COSO criteria). M&F Worldwide
Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that M&F Worldwide Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, M&F Worldwide Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the
COSO criteria.

We also have audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the 2004 consolidated financial statements of M&F Worldwide Corp. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

                                               /s/Ernst & Young LLP

New York, New York
March 8, 2005

                                    PART III

     The Company will provide the information otherwise set forth in Part III,
Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2005 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

         4            Registration Rights Agreement between Mafco and the
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

         10.5         The Company's 1997 Stock Option Plan (incorporated by
                      reference to Exhibit 10.25 to M & F Worldwide Corp.'s Form
                      10-K for 1996).

         10.6         Credit Agreement dated as of November 17, 1997 among
                      Pneumo Abex, the lenders (as defined in the Credit
                      Agreement), Chase Manhattan Bank, Chase Securities Inc.,
                      Bank Boston, N.A. and Chase Manhattan Bank Delaware
                      (incorporated by reference to Exhibit 10.27 to M & F
                      Worldwide Corp.'s Form 10-K for 1997).

         10.7         Contract dated as of May 31, 1997 between Mafco Worldwide
                      and Licorice and Paper Employees Association of Camden,
                      New Jersey AFL-CIO (incorporated by reference to Exhibit
                      10.28 to M & F Worldwide Corp.'s Form 10-K for 1997).

         10.8         Employment agreement, dated August 1, 2000, between the
                      Registrant Pramathesh S. Vora (incorporated by reference
                      to M & F Worldwide Corp.'s Form 10-K for 2000).

         10.9         The Company's 2000 Stock Option Plan for employees of the
                      Registrant and employees of affiliated corporations
                      (incorporated by reference to Exhibit 99.1 to M & F
                      Worldwide's Registrant Statement on Form S-8, Commission
                      File No. 333-9162).

         10.10        Credit Agreement, dated as of April 17, 2001, among
                      Flavors Holdings Inc., a Delaware corporation, Pneumo Abex
                      Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time parties thereto, BNP Paribas, as documentation agent, and
                      JP Morgan Chase Bank, as paying agent (incorporated by
                      reference to Exhibit 99.3 to M & F Worldwide Corp.'s Form
                      8-K dated April 20, 2001).

         10.11        Guarantee and Collateral Agreement, dated as of April 19,
                      2001, by and among Pneumo Abex Corporation, Flavors
                      Holdings Inc., PVI Acquisition Corp., EVD Holdings Inc.,
                      Concord Pacific Corporation, the Lenders party thereto,
                      BNP Paribas, as Documentation Agent and The Chase
                      Manhattan Bank as Paying Agent (incorporated by reference
                      to Exhibit 99.4 to M & F Worldwide Corp.'s Form 8-K dated
                      April 20, 2001).

         10.12        Employment agreement dated August 1, 2001, between the
                      Registrant and Stephen G. Taub. (incorporated by reference to Exhibit 10.29 to M & F Worldwide Corp.'s 2001 Form
                      10-K).

         10.13        First Amendment, dated as of October 28, 2002, to the
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

         10.14        Amendment No. 1 to the Instrument of Assignment and
                      Assumption, dated as of December 3, 2002, by and between
                      Holdings Inc., M & F Worldwide Corp. and Panavision Inc.
                      (incorporated by reference to M & F Worldwide Corp.'s Form
                      8-K dated December 18, 2002).

         10.15        Mafco-Pneumo Abex Corporation Letter Agreement, dated as
                      of December 3, 2002, by and between Holdings Inc., M & F
                      Worldwide Corp. and Pneumo Abex Corporation (incorporated
                      by reference to M & F Worldwide Corp.'s Form 8-K dated
                      December 18, 2002).

         10.16        Management Services Agreement, dated as of October 29,
                      2003, by and between Mafco Holdings Inc. and M & F
                      Worldwide Corp.

         10.17        M & F Worldwide Corp. 2003 Outside Directors Deferred
                      Compensation Plan.

         10.18        The Company's 2003 Stock Option Plan for employees of the
                      Registrant and employees of affiliated corporations.

         10.19        Second Amendment, dated as of March 18, 2004, to the
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

         10.20        Third Amendment, dated as of October 28, 2004, to the
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

         21*          List of subsidiaries

         23.1*        Consent of Independent Registered Public Accounting Firm

         24*          Powers of attorney executed by Messrs. Perelman, Beekman,
                      Coppola, Durnan, Folz, Gittis, Meister, Slovin, and Taub.

         31.1*        Certification of Howard Gittis, Chief Executive Officer,
                      dated March 11, 2005.

         31.2*        Certification of Todd J. Slotkin, Chief Financial Officer,
                      dated March 11, 2005.

         32.1*        Certification of Howard Gittis, Chief Executive Officer,
                      dated March 11, 2005, pursuant to 18 U.S.C. Section 1350,
                      as adopted pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002 (furnished herewith).

         32.2*        Certification of Todd J. Slotkin, Chief Financial Officer,
                      dated March 11, 2005, pursuant to 18 U.S.C. Section 1350,
                      as adopted pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002 (furnished herewith).

----------
 *Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     M & F WORLDWIDE CORP.

Dated:   March 11, 2005              By:  /s/Howard Gittis
                                          --------------------------------------
                                          Howard Gittis
                                          Chairman of the Board,
                                          President and Chief Executive Officer

Dated:   March 11, 2005              By:  /s/Todd J. Slotkin
                                          --------------------------------------
                                          Todd J. Slotkin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

Dated:   March 11, 2005              By:  /s/Laurence Winoker
                                          --------------------------------------
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

         SIGNATURE                           TITLE                     DATE
         ---------                           -----                     ----

   Ronald O. Perelman *                    Director               March 11, 2005
-------------------------------------------------------------
   Ronald O. Perelman

   Philip E. Beekman *                     Director               March 11, 2005
-------------------------------------------------------------
   Philip E. Beekman

   Rosanne F. Coppola *                    Director               March 11, 2005
-------------------------------------------------------------
   Rosanne F. Coppola

   Jaymie A. Durnan *                      Director               March 11, 2005
-------------------------------------------------------------
   Jaymie A. Durnan

   Theo W. Folz *                          Director               March 11, 2005
-------------------------------------------------------------
   Theo W. Folz

   Howard Gittis *                         Director               March 11, 2005
-------------------------------------------------------------
   Howard Gittis

   Paul M. Meister *                       Director               March 11, 2005
-------------------------------------------------------------
   Paul M. Meister

   Bruce Slovin *                          Director               March 11, 2005
-------------------------------------------------------------
   Bruce Slovin

   Stephen G. Taub *                       Director               March 11, 2005
-------------------------------------------------------------
   Stephen G. Taub

*    The undersigned by signing his name hereto does hereby execute this Form
     10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated:   March 11, 2005              By:  /s/Todd J. Slotkin
                                          --------------------------------------
                                          Todd J. Slotkin
                                          Attorney-in-Fact

                     Item 8, Item 15 (a)(1) and (2) and (d)

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 2004

     The following consolidated financial statements of M & F Worldwide are included in Item 8:

     As of December 31, 2004 and 2003 and for the years ended December 31, 2004,
2003 and 2002.

                                                                           Pages
                                                                           -----

     The following financial statement schedules of M & F Worldwide are included in Item 15(a):

Schedule I - Condensed Financial Information of Registrant...............  F-24

Schedule II - Valuation and Qualifying Accounts and Reserves.............  F-27

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide
Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a).
These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F
Worldwide Corp. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the effectiveness of M&F Worldwide
Corp. and subsidiaries internal control over financial reporting as of December
31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
and our report dated March 8, 2005 expressed an unqualified opinion thereon.

                                                            /s/Ernst & Young LLP

New York, New York
March 8, 2005

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    DECEMBER 31,
                                                                                ------------------
                                                                                 2004       2003
                                                                                -------    -------

                                     ASSETS
Current assets:
      Cash and cash equivalents                                                 $ 103.6    $ 115.3
      Accounts receivable (net of allowances of $0.1 and $0.2)                     11.0        9.1
      Inventories                                                                  59.9       57.1
      Prepaid expenses and other                                                    3.5        4.5
                                                                                -------    -------
Total current assets                                                              178.0      186.0

Property, plant and equipment, net                                                 18.0       19.6
Goodwill, net                                                                      41.2       40.4
Other intangible assets, net                                                      109.7      109.6
Deferred tax asset                                                                  0.6        0.6
Pension asset                                                                      15.4       14.5
Other                                                                              13.6       11.7
                                                                                -------    -------
Total assets                                                                    $ 376.5    $ 382.4
                                                                                =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                          $   6.5    $   7.3
      Accrued liabilities                                                           6.1        9.9
      Current maturities of long-term debt                                         --         19.4
                                                                                -------    -------
Total current liabilities                                                          12.6       36.6

Long-term debt                                                                     --         15.2
Deferred tax liabilities                                                           15.4        7.9
Other liabilities                                                                   8.3       18.0

Commitments and contingencies                                                      --         --

Stockholders' equity:
      Common stock, par value $.01; 250,000,000 shares authorized; 21,641,370 shares issued at December 31, 2004 and
         20,928,704 shares issued at December 31, 2003                              0.2        0.2
      Additional paid-in capital                                                   39.2       31.5
      Treasury stock at cost
         2,541,900 shares at December 31, 2004 and 2003                           (14.8)     (14.8)
      Retained earnings                                                           313.5      288.3
      Accumulated other comprehensive income (loss)                                 2.1       (0.5)
                                                                                -------    -------
            Total stockholders' equity                                            340.2      304.7
                                                                                -------    -------

Total liabilities and stockholders' equity                                      $ 376.5    $ 382.4
                                                                                =======    =======

                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          2004        2003        2002
                                                                        --------    --------    --------

Net revenues                                                            $   93.4    $   95.7    $   96.9
Cost of revenues                                                            45.1        46.3        47.3
                                                                        --------    --------    --------
 Gross profit                                                               48.3        49.4        49.6
 Selling, general and administrative expenses                               17.2        16.3        13.6
                                                                        --------    --------    --------
 Operating income                                                           31.1        33.1        36.0
 Interest income                                                             1.3         1.2         0.3
 Interest expense                                                           (1.2)       (2.9)       (4.1)
 Other (expense) income, net                                                (2.4)        1.7        (1.4)
                                                                        --------    --------    --------
 Income from continuing operations before income taxes                      28.8        33.1        30.8
 Provision for income taxes                                                 (3.6)      (10.5)      (12.2)
                                                                        --------    --------    --------
 Income from continuing operations                                          25.2        22.6        18.6
 Discontinued operations
       Gain from operations of discontinued business, net of taxes of
           $0.6 and $0.2 in 2003 and 2002,  respectively;
           (including gain on disposal of $17.6 in 2002)                    --           0.6         5.5
                                                                        --------    --------    --------
 Net income                                                                 25.2        23.2        24.1
 Preferred stock dividends                                                  --          --          (0.3)
                                                                        --------    --------    --------
 Net income available to common shareholders                            $   25.2    $   23.2    $   23.8
                                                                        ========    ========    ========

Basic earnings per common share:
      Undistributed earnings from continuing operations                 $   1.35    $   1.23    $   0.71
      Undistributed earnings from discontinued operations                   0.04        0.21
                                                                        --------    --------    --------
        Total common stock                                              $   1.35    $   1.27    $   0.92
                                                                        ========    ========    ========

Diluted earnings per common share:
      Undistributed earnings from continuing operations                 $   1.26    $   1.18    $   0.71
      Undistributed earnings from discontinued operations                   0.03        0.21
                                                                        --------    --------    --------
        Total common stock                                              $   1.26    $   1.21    $   0.92
                                                                        ========    ========    ========

Basic and diluted earnings per preferred share:
      Distributed earnings                                              $   --      $   --      $   0.04
      Undistributed earnings from continuing operations                     --          --          0.71
      Undistributed earnings from discontinued operations                   --          --          0.21
                                                                        --------    --------    --------
        Total preferred stock                                           $   --      $   --      $   0.96
                                                                        ========    ========    ========

                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                     ACCUMULATED OTHER
                                                                                                       COMPREHENSIVE
                                                                                                       INCOME (LOSS)
                                                                                                    ----------------------
                                   COMMON STOCK  PREFERRED STOCK ADDITIONAL TREASURY STOCK            CURRENCY    MINIMUM
                                   ------------- ---------------  PAID-IN   -------------- RETAINED TRANSLATION   PENSION
                                   SHARES AMOUNT SHARES AMOUNT    CAPITAL   SHARES AMOUNT  EARNINGS  ADJUSTMENT  LIABILITY  TOTAL
                                   ------ ------ ------ ------- ----------  ------ ------- --------  ----------- --------- --------

Balance, December 31, 2001          20.6  $ 0.2    6.8  $ 41.7    $ 27.9       1.0 $ (6.7) $ 241.3     $ (8.1)     $ (0.4) $ 295.9
                                                                                                                               $ -
  Net income                                                                                  24.1                            24.1
  Currency translation adjustment,
    net of taxes of $0                                                                                    3.1                  3.1
  Mininum pension liability,
    net of taxes of $0.4                                                                                             (0.4)    (0.4)
                                                                                                                           --------
  Comprehensive income                                                                                                        26.8
                                                                                                                           --------
  Purchase of treasury common stock                                            1.5   (8.1)                                    (8.1)
  Purchase of preferred stock                     (6.8)  (41.7)                                                              (41.7)
  Preferred stock dividends                                                                   (0.3)                           (0.3)
  Capital contribution                                               1.5                                                       1.5
                                   ------ ------ ------ ------- ----------  ------ ------- --------  ----------- --------- --------
Balance, December 31, 2002          20.6    0.2     --      --      29.4       2.5  (14.8)   265.1       (5.0)       (0.8)   274.1

  Net income                                                                                  23.2                            23.2
  Currency translation adjustment,
    net of taxes of $0                                                                                    5.5                  5.5
  Mininum pension liability,
    net of taxes of $0.1                                                                                             (0.2)    (0.2)
                                                                                                                           --------
  Comprehensive income                                                                                                        28.5
                                                                                                                           --------
  Stock options exercised,
    including tax benefit of $0.2    0.3                             2.1                                                       2.1
                                   ------ ------ ------ ------- ----------  ------ ------- --------  ----------- --------- --------
Balance, December 31, 2003          20.9    0.2     --      --      31.5       2.5  (14.8)   288.3        0.5        (1.0)   304.7
  Net income                                                                                  25.2                            25.2
  Currency translation adjustment,
    net of taxes of $0                                                                                    2.7                  2.7
  Mininum pension liability,
    net of taxes of $0.1                                                                                             (0.1)    (0.1)
                                                                                                                           --------
  Comprehensive income                                                                                                        27.8
                                                                                                                           --------
  Capital contribution                                               1.5                                                       1.5
  Stock options exercised,
  including tax benefit of $2.1      0.7                             6.2                                                       6.2
                                   ------ ------ ------ ------- ----------  ------ ------- --------  ----------- --------- --------
Balance, December 31, 2004          21.6  $ 0.2     --      --    $ 39.2       2.5 $(14.8) $ 313.5      $ 3.2      $ (1.1) $ 340.2
                                   ====== ====== ====== ======= ==========  ====== ======= ========  =========== ========= ========

                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                           2004       2003       2002
                                                                          -------    -------    -------

OPERATING ACTIVITIES
Net income                                                                $  25.2    $  23.2    $  24.1
Adjustments to derive net cash provided by operating activities:
      Gain from operations of discontinued business, net of taxes            --         (0.6)      (5.5)
      Depreciation and amortization                                           5.4        3.9        3.6
      Deferred income taxes and foreign tax reserves                          2.5        6.0        9.2
      Cash flows from discontinued operations                                --         --         (1.1)
      Compensation expense paid by principal stockholder                     --         --          1.5
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                           (1.6)       4.6       (1.0)
        Increase in inventories                                              (1.8)      (0.9)      (1.1)
        Decrease (increase) in prepaid expense and other current assets       1.4       (0.1)       5.2
        Increase in pension asset                                            (0.9)      (0.4)      (0.9)
        (Decrease) increase in accounts payable and accrued expenses         (4.7)      (1.0)       2.8
        Other, net                                                           (1.7)       0.8        0.5
                                                                          -------    -------    -------
        Net cash provided by continuing operating activities                 23.8       35.5       37.3

INVESTING ACTIVITIES
Disposition of Panavision and EFILM                                          --         --         85.7
Sale of Panavision subordinated notes                                        --         --          4.4
Net investment in joint ventures                                             (4.2)      --         --
Capital expenditures                                                         (1.6)      (2.1)      (0.8)
                                                                          -------    -------    -------
        Net cash (used in) provided by investing activities                  (5.8)      (2.1)      89.3

FINANCING ACTIVITIES
Proceeds from notes payable and credit agreements                            --         --          1.5
Repayments of notes payable and credit agreements                           (34.6)     (25.9)     (25.4)
Stock options exercised                                                       4.1        1.9       --
Capital contribution                                                          0.8       --         --
Debt issuance costs                                                          --         --         (0.6)
Preferred stock dividends                                                    --         --         (0.4)
                                                                          -------    -------    -------
        Net cash used in financing activities                               (29.7)     (24.0)     (24.9)

Effect of exchange rate changes on cash                                      --          0.2        0.1

Net (decrease) increase in cash and cash equivalents                        (11.7)       9.6      101.8
Cash and cash equivalents at beginning of period                            115.3      105.7        3.9
                                                                          -------    -------    -------
Cash and cash equivalents at end of period                                $ 103.6    $ 115.3    $ 105.7
                                                                          =======    =======    =======

Supplemental disclosure of cash paid for:
      Interest                                                            $   1.3    $   2.9    $   4.9
      Taxes paid, net of refunds                                              0.9        2.1        2.4

                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     M & F Worldwide Corp. ("M & F Worldwide" or the "Company") was incorporated in Delaware on June 1, 1988 and is a holding company which conducts its operations through its indirect wholly owned subsidiary Mafco Worldwide
Corporation ("Mafco Worldwide"). On April 19, 2001, the Company acquired a majority interest in Panavision, Inc. ("Panavision"). On December 3, 2002, the
Company divested itself of Panavision pursuant to a settlement of certain shareholder litigation relating to the 2001 acquisition (the "Settlement"). The consolidated financial statements present the results of Panavision's operations through December 3, 2002 as discontinued operations. At December 31, 2004,
MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.)
("Holdings"), through its wholly owned subsidiary Mafco Consolidated Group Inc.
("MCG"), beneficially owned 37.9% of the outstanding M & F Worldwide Common
Stock.

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The Company accounts for its investment in 50% or less owned affiliates on the equity method.

     The Company produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France
and at the facilities of its joint ventures in Xianyang Shaanxi and Weihai,
Shandong, People's Republic of China. Approximately 70% of the Company's
licorice sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand's quality. The Company also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents. These sales include the Company's Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins and aspirin. In addition, the Company sells licorice root residue as garden mulch under the name Right Dress. The Company also manufactures and sells cocoa and carob products for use in the tobacco industry.

RECLASSIFICATIONS

     The Company has reclassified certain amounts in previously issued financial statements to conform to the 2004 presentation.

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

FREIGHT COSTS

     For the years ended December 31, 2004, 2003, and 2002, freight costs of the
Company amounted to $1.1, $1.0, and $1.3, respectively, and are included in cost of revenues in the accompanying consolidated statements of income.

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

     The Company performed impairment tests on the goodwill and product formulations upon adoption of SFAS No. 142 as of January 1, 2002, and also performed the required annual impairment tests on these assets as of October 1,
2002, 2003, and 2004. No impairment of these assets was determined as a result of these tests. The Company will continue to perform the required impairment tests on goodwill and product formulations annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

PENSION PLANS

     The Company has defined benefit pension plans and a defined contribution
401(k) plan, which cover certain current and former employees of the Company who meet eligibility requirements. Benefits are based on years of service and, in some cases, the employee's compensation. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income
Security Act. Subsidiaries of the Company outside the United States have retirement plans that provide certain payments upon retirement.

RESEARCH AND DEVELOPMENT

     The Company expenses research and development expenditures as it incurs them. The amounts it charged against income were not significant in 2004, 2003 and 2002.

TRANSLATION OF FOREIGN CURRENCIES

     The functional currency for the Company's foreign subsidiaries is their local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into U.S. dollars at rates of exchange in effect at the balance sheet date and statement of income items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the
Company's statements of stockholders' equity. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

STOCK-BASED COMPENSATION

     The Company has stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
Accordingly, the Company measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The exercise price of the stock options granted in 2003 and 2002 were equal to the market value of the Company's stock on the dates of grant and accordingly, the Company recognized no compensation cost for stock options issued in 2003 and 2002. The Company did not grant any options in 2004.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS
No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2004        2003        2002
                                                           --------    --------    --------

Net income as reported                                     $   25.2    $   23.2    $   24.1

Deduct:  total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects                                  (0.2)       (0.2)       (0.2)
                                                           --------    --------    --------
Pro forma net income                                       $   25.0    $   23.0    $   23.9
                                                           ========    ========    ========

Earnings per share:

Basic undistributed income per share - as reported         $   1.35    $   1.27    $   0.92
Basic undistributed income per share - pro forma           $   1.34    $   1.26    $   0.92

Diluted undistributed income per share - as reported       $   1.26    $   1.21    $   0.92
Diluted undistributed income per share - pro forma         $   1.25    $   1.20    $   0.92

     In December, 2004, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 123(R), "Share-Based Payment". Among other things, SFAS No.123(R)
requires all share-based payments to employees, including grants of employee stock

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

options, to be recognized in the income statement based on their fair values.
The Company is required to adopt the provisions of Statement No. 123(R) in its interim period beginning July 1, 2005. Adoption of Standard No. 123(R) is not
expected to have a material impact on the Company's financial statements.

INVENTORY COSTS

     In November, 2004, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4". Among other things, SFAS No. 151 clarifies that certain operating costs should be recognized as current period charges and requires the allocation of fixed production overheads to inventory. The Company is required to adopt the provisions of SFAS No. 151 during the first fiscal year beginning after June 15,
2005. Adoption of Standard No. 151 is not expected to have a material impact on the Company's financial statements.

2.   INVESTMENT IN JOINT VENTURE AND OTHER EQUITY INVESTMENTS

     On March 31, 2004, the Company acquired 50% of the outstanding common stock of Wei Feng Enterprises Limited, a British Virgin Islands company ("Wei Feng")
which manufactures and sells licorice derivatives, primarily to the Asian market. In consideration for its interest, the Company contributed to Wei Feng
100% of the capital stock of a subsidiary with a book value of $0.6 and cash of
$0.1; paid $2.4 of cash to the selling shareholder; agreed to pay up to $1.2 to the selling shareholder over a five year period based upon the financial performance of Wei Feng; and committed to fund certain additional cash requirements for working capital and other needs. The Company has also entered into separate raw material supply agreements with the joint venture, which provide for, among other provisions, the purchase of production material from the joint venture at cost. The transaction agreements also grant the Company the option of purchasing the remaining 50% of the outstanding common stock of Wei
Feng after five years, or earlier in certain circumstances, at a price that is based on a formula specified in the agreements.

     The Company also modified its Amended Credit Agreement to allow for the consummation of the transaction and to permit additional capital contributions to the joint venture up to $3.3. As of December 31, 2004, the Company had contributed an additional $1.5 in capital. The Company accounts for its investment in Wei Feng under the equity method, and it is included in other assets in the accompanying consolidated balance sheets.

     Investments of approximately $5.8 at December 31, 2004 and $0.8 at December
31, 2003 accounted for under the equity method are included in other assets in the accompanying consolidated balance sheets. The Company's share of earnings or losses in its equity investees is included in other (expense) income, net in the accompanying consolidated statements of income.

3.   INVENTORIES

     Inventories consisted of the following:

                                                    DECEMBER 31,
                                                ------------------
                                                  2004       2003
                                                -------    -------
     Raw materials                              $  44.7    $  42.0
     Work-in-progress                               0.5        0.8
     Finished goods                                14.7       11.6
                                                -------    -------
                                                $  59.9    $  57.1
                                                =======    =======

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                   DECEMBER 31,
                                                ------------------
                                                 2004       2003
                                                -------    -------
     Land                                       $   1.7    $   1.7
     Buildings                                     11.1       11.1
     Machinery and equipment                       24.7       24.8
                                                -------    -------
                                                   37.5       37.6
     Accumulated depreciation                     (19.5)     (18.0)
                                                -------    -------
                                                $  18.0    $  19.6
                                                =======    =======

         Depreciation expense was $2.9, $2.9 and $2.7 in 2004, 2003 and 2002 respectively.

5.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                    DECEMBER 31,
                                                ------------------
                                                  2004       2003
                                                -------    -------
     Professional fees                          $   0.4    $   0.3
     Payroll and related costs                      3.2        3.3
     Payable to indemnitor and affiliate
        (see Note 12)                               0.1        3.9
     Accrued other                                  2.4        2.4
                                                -------    -------
                                                $   6.1    $   9.9
                                                =======    =======

6.   INCOME TAXES

     Information pertaining to the Company's income from continuing operations before income taxes and the applicable provision (benefit) for income taxes is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                  2004       2003       2002
                                                                 -------    -------    -------

     Income from continuing operations before income taxes
          Domestic                                               $  27.1    $  31.7    $  28.7
          Foreign                                                    1.7        1.4        2.1
                                                                 -------    -------    -------
          Total income from continuing operations before taxes   $  28.8    $  33.1    $  30.8
                                                                 =======    =======    =======

     Provision (benefit) for income taxes:
          Current:
            Federal                                              $  (5.9)   $  (0.1)   $  --
            State and local                                         (0.6)      (0.1)       2.3
            Foreign                                                  0.6        0.5        0.7
                                                                 -------    -------    -------
                                                                    (5.9)       0.3        3.0
          Deferred:
            Federal                                                  9.4       10.3        9.2
            Foreign                                                  0.1       (0.1)      --
                                                                 -------    -------    -------
     Total provision for income taxes                            $   3.6    $  10.5    $  12.2
                                                                 =======    =======    =======

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The Company recorded a tax provision of $3.6 (an effective tax rate of
12.4%), $10.5 (an effective tax rate of 31.7%) and $12.2 (an effective tax rate of 39.6%) for the years ended December 31, 2004, 2003 and 2002, respectively.
The lower effective tax rate in 2004 was due primarily to a reduction of reserves of $4.7 for foreign taxes included in the current federal provision
(See Note 12 regarding certain tax matters pertaining to the Company's wholly owned French subsidiary) and $2.1 for federal and state taxes related to the resolution of uncertainties in 2004 and to a reduction in the deferred tax rate.
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

     The net gain on disposal of discontinued business reflects the impact of the loss of approximately $15.1 of federal net operating loss carryforwards, which are no longer available to the Company as a result of the deconsolidation of Panavision. In addition, for tax purposes the Company generated a capital loss of approximately $11.9 in connection with the deconsolidation of Panavision for which the Company recorded a valuation allowance, as it is not assured that it will realize such benefit in the future.

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

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     2004       2003
                                                                    -------    -------

     Deferred tax assets:
          Current:
              Inventory                                             $   1.0    $   0.8
              Accrued expenses and other liabilities                    0.3        0.3
          Long-term
            Other liabilities                                           2.7        2.2
            Property, plant and equipment                               2.1        2.1
            Net operating loss carryforwards                            9.5       11.2
            Net capital loss carryforwards                              4.1        4.1
            Tax credit carrryforwards (primarily alternative
              minimum tax)                                              1.2        1.1
                                                                    -------    -------
              Total deferred tax asset                                 20.9       21.8
            Valuation allowance                                        (4.1)      (4.1)
                                                                    -------    -------
              Total deferred tax asset net of valuation allowance      16.8       17.7

     Deferred tax liabilities:
          Long-term:
            Property, plant and equipment                               0.9        0.8
            Pension asset                                               5.9        5.7
            Intangibles                                                23.1       17.5
            Other                                                       0.2       --
                                                                    -------    -------
              Total deferred tax liability                             30.1       24.0
                                                                    -------    -------
     Net deferred tax liabilities                                   $ (13.3)   $  (6.3)
                                                                    =======    =======

     The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     2004       2003       2002
                                                   ------     ------     ------

     Statutory rate                                  35.0%      35.0%      35.0%
     State and local taxes                            3.4        2.8        5.0
     Foreign tax rates lower than U.S. tax rates     (0.3)      (0.1)      --
     Reversal of reserves                           (23.5)      (4.0)      --
     Change in deferred rate                         (1.8)      --         --
     Other                                           (0.4)      (2.0)      (0.4)
                                                   ------     ------     ------
                                                     12.4%      31.7%      39.6%
                                                   ======     ======     ======

     At December 31, 2004 and 2003, the Company had federal net operating loss carryforwards of approximately $27.0 and $32.1, respectively, which expire in the years 2008 to 2012.

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

     MCG and the Company are parties to a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on prior to June 15, 1995, MCG will generally be required to pay any tax liability of the Company, except for foreign income taxes related to the
Company's former Abex NWL Aerospace Division ("Aerospace").

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

     At December 31, 2004 and 2003, there were shares of common stock outstanding of 21,641,370 and 20,928,704, respectively, of which 2,541,900 shares were held in treasury in 2004 and 2003. There were 20,000 shares of
Series A Preferred Stock outstanding at December 31, 2004 and 2003, all of which were held in treasury.

8.   STOCK OPTION PLANS

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS
No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options.

     The Company established four stock plans, one in 1995, one in 1997, one in
2000 and one in 2003 (the "Stock Plans"), which provide for the grant of awards covering up to 5.5 million shares of M & F Worldwide common stock.

     A summary of the Company's stock option activity for the Stock Plans and related information for the years ended December 31 follows:

                                                                               EXERCISE PRICE
                                                                         ---------------------------
                                                            SHARES                        WEIGHTED
                                                             (000)            RANGE       AVG. PRICE
                                                          -----------    -------------    ----------

         Options outstanding at December 31, 2002           3,013        $2.85 - 7.625      $ 6.13
              Options granted                                  25             9.74            9.74
              Options exercised                              (265)        2.85 - 7.625        7.17
                                                          -----------
         Options outstanding at December 31, 2003           2,773          2.85 - 9.74        6.06
              Options exercised                              (713)         2.85 - 9.74        5.72
              Options forfeited                               (28)         2.85 - 9.74        6.90
                                                          -----------
         Options outstanding at December 31, 2004           2,032         2.85 - 7.625        6.17
                                                          ===========

     The weighted-average remaining contractual life of options outstanding under the Stock Plans at December 31, 2004 is 3.9 years.

     Information regarding stock options exercisable under the Stock Plans is as follows:

                                                                     DECEMBER 31,
                                                       -----------------------------------------
                                                           2004          2003            2002
                                                       -----------    -----------     ----------

         Options Exercisable:
              Number of shares (000)                       2,032         2,593           2,703
              Weighted average exercise price            $  6.17        $ 6.21          $ 6.50

     The weighted average fair value of options granted in 2003 and 2002 was
$7.15 per share and $1.89 per share, respectively. In 1997, 1.6 million non-qualified options were granted which included 0.5 million options to the
Chairman of the Executive Committee of the Board of Directors and 1.1 million options to employees. These options have a 10 year term and are fully vested at
December 31, 2004. The options granted in 2000 have a 10-year term and were fully vested at December 31, 2004. The options granted in 2002 have a 10-year term and are fully vested at December 31, 2004 and the options granted in 2003 have been fully exercised or forfeited.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the Stock Plans in 2003 and 2002, respectively: dividend yield of 0.0%; expected stock price volatility of 0.62 and 0.48; risk-free interest rate of 3.96% and 5.28%; and expected life of 10 years.

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

     The following table reconciles the funded status of the Company's pension plans as of December 31 with a measurement date of December 31:

                                                            DECEMBER 31,
                                                         ------------------
                                                           2004       2003
                                                         -------    -------

Accumulated Benefit Obligation                           $   6.2    $   5.4
                                                         =======    =======

Change in Projected Benefit Obligation
     Projected benefit obligation at beginning of year   $   7.1    $   6.0
     Service cost                                            0.2        0.3
     Interest cost                                           0.4        0.4
     Assumption changes                                      0.4        0.6
     Actuarial loss                                         (0.1)       0.1
     Benefits paid                                          (0.2)      (0.3)
                                                         -------    -------
     Projected benefit obligation at end of year             7.8        7.1
                                                         -------    -------

Change in Plan Assets
     Fair value of assets at beginning of year              18.1       14.2
     Actual returns (losses) on plan assets                  1.9        3.8
     Benefits paid                                          (0.2)      (0.3)
     Employer contributions                                 --          0.4
                                                         -------    -------
     Fair value of assets at end of year                    19.8       18.1
                                                         -------    -------

Plan assets in excess of projected benefit obligations      12.1       11.0
     Unrecognized prior service cost                         0.6        0.6
     Unrecognized net loss                                   2.9        3.2
                                                         -------    -------
Net pension asset                                        $  15.6    $  14.8
                                                         =======    =======
Amounts recognized in the balance sheets consist of:
     Prepaid benefit cost                                $  15.4    $  14.5
     Accrued benefit liability                              (1.2)      (1.0)
     Intangible assets                                       0.3        0.3
     Accumulated other comprehensive income                  1.1        1.0
                                                         -------    -------
                                                         $  15.6    $  14.8
                                                         =======    =======

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The Company has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by
U.S. income tax regulation. In addition, the Company has an unfunded benefit plan, which provides benefits to certain former employees of Pneumo Abex. The projected benefit obligations, after adjusting for prior service costs, minimum pension liabilities, and unrecognized actuarial gains and losses for the plans, were $3.0 and $3.4 at December 31, 2004 and 2003, respectively, and are included in other liabilities.

     Net periodic pension income for the Company's funded plans, which is included in selling, general and administrative expenses, is due to the overfunded status of the plans and consisted of the following components:

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                      2004         2003        2002
                                                     -------      -------      -------

Service cost - benefits earned during the period     $  (0.2)     $  (0.2)     $  (0.2)
Interest cost on projected benefit obligations          (0.4)        (0.4)        (0.4)
Expected return on plan assets                           1.5          1.2          1.5
Amortization of prior service costs                     (0.1)        (0.1)        (0.1)
Amortization of net loss                                (0.1)        (0.3)        --
                                                     -------      -------      -------
Net pension income                                   $   0.7      $   0.2      $   0.8
                                                     =======      =======      =======

     In addition, the Company has a defined contribution 401(k) plan covering domestic salaried employees. The Company contributes up to 2% of an employees'
salary to this plan, which totaled approximately $0.1 in 2004, 2003 and 2002.

Additional Information

                                                              DECEMBER 31,
                                                          -----------------
                                                           2004      2003
                                                          -------   -------
Increase in minimum liability included in other
   comprehensive income                                   $   0.1   $   0.2
                                                          =======   =======

Assumptions

                                                             DECEMBER 31,
                                                          -----------------
                                                            2004      2003
                                                          -------   -------
Weighted-average assumptions used to determine benefit
   obligation at year end

     Discount rate                                           5.75%     6.00%
     Rate of compensation increase                           3.50%     3.50%

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2004       2003       2002
                                                        -------    -------    -------

Weighted-average assumptions used to determine
   net periodic benefit cost

     Discount rate                                         6.00%      6.75%      7.25%
     Expected long term rate of return on plan assets      8.50%      8.50%      9.00%
     Rate of compensation increase                         3.50%      4.25%      5.00%

Discussion of Expected Long Term Rate of Return

     In determining its expected rate of return on the plans' assets, the
Company considered the investment style of the fund in which it currently invests. In 2004, the Plan assets were reinvested in global asset allocation funds from a U.S. asset allocation fund. The simulated performance of the global asset allocation funds based upon the anticipated allocation of Plan assets to each fund,

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

during the 16-year period from 1989 through 2004 exceeded the assumed 8.50% rate of return. In addition, based upon the investment models developed for the global asset allocation funds, the 10-year return for the Plan's assets is also expected to exceed 8.50%.

Plan Assets

     The Company's pension plan asset allocations at December 31, 2004 and 2003 by asset category are as follows:

                                                             DECEMBER 31,
                                                          -----------------
                                                            2004     2003
                                                          -------   -------
Asset Category:
   Equity securities                                         60.0%     78.0%
   Fixed income securities                                   11.0%     19.0%
   Cash and other                                            29.0%      3.0%
                                                          -------   -------
     Total                                                  100.0%    100.0%
                                                          =======   =======

Investment Policy Discussion

     The Plans' investments are designed to meet or exceed the expected rate of return on plan assets assumption. The Investment Committee has retained a professional investment consultant as an advisor. Based upon that advice, the plans' assets are invested in an asset allocation funds which are comprised of global equities, global fixed income securities and cash.

Contributions

     The Company currently expects to contribute approximately $0.1 to its pension plans in 2005 based on current legal requirements.

10.  SHORT-TERM BORROWINGS AND DEBT

                                                             DECEMBER 31,
                                                          ------------------
                                                             2004       2003
                                                          -------    -------

Amended Credit Agreement - Term Loan                      $  --      $  34.6
Less short-term borrowings and current maturities            --        (19.4)
                                                          -------    -------
Long-term debt                                            $  --      $  15.2
                                                          =======    =======

     On April 19, 2001, the Company entered into an Amended and Restated Credit
Agreement (the "Amended Credit Agreement") with a group of banks pursuant to which the Company could borrow up to $105.0 million. The Amended Credit
Agreement included a $90.0 million five-year term loan facility and a $15.0 million (reduced to $10.0 million in December 2002) five-year revolving loan facility. The Amended Credit Agreement permits the Company to choose between various interest rate options and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Alternate Base Rate Loans ("ABR Loans") and (ii)
Eurodollar Loans, plus a borrowing margin. The borrowing margin for ABR Loans and Eurodollar Loans is 3.0% and 4.0%, respectively. Substantially all the domestic assets of Mafco Worldwide are pledged to secure the Amended Credit
Agreement. The Amended Credit Agreement contains various restrictive covenants, which include, among other things, limitations on indebtedness and liens, minimum interest coverage and maximum leverage ratios, operating cash flow maintenance and limitations on the sale of assets.

     The five year $90.0 million term loan was repayable in quarterly installments which commenced on June 30, 2001. In addition, a mandatory repayment was required in April of each year based upon prior year excess cash flow (as defined in the Amended Credit Agreement). During 2004, the Company
repaid the remaining outstanding debt under the $90.0 million term loan. The
Company also wrote off deferred financing costs of $1.5 million associated with the early repayment of that debt. The write-off is presented in other (expense)
income in the consolidated statements of income.

     At December 31, 2004, $4.4 million of the revolving loan facility was reserved for lender guarantees on outstanding letters of credit and $5.6 million was available for borrowings.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The Company's French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.9 million Euros (approximately $3.9 million at December 31, 2004) for working capital purposes. The subsidiary had no borrowings at December 31, 2004.

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

12.  COMMITMENTS AND CONTINGENCIES

LEASE AND PURCHASE COMMITMENTS

     Rental expense, which includes rent for facilities, equipment and vehicles, under operating leases amounted to $0.3 for each of the years ended December 31,
2004, 2003 and 2002. Future minimum rental commitments which do not reflect renewal options for operating leases with noncancelable terms in excess of one year from December 31, 2004 are as follows:

                        2005           $ 0.3
                        2006             0.3
                        2007             0.1
                                     --------
                                       $ 0.7
                                     ========

     The Company had outstanding letters of credit totaling $4.4 and $4.7 at
December 31, 2004 and 2003, respectively.

     At December 31, 2004, the Company had obligations to purchase approximately
$17.9 of raw materials.

CORPORATE INDEMNIFICATION MATTERS

     The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In 1995, a subsidiary of MCG, M & F
Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, Pneumo Abex
Corporation (together with its successor in interest Pneumo Abex LLC, "Pneumo
Abex"), then a subsidiary of M & F Worldwide, retained the assets and liabilities relating to the Company's former Abex NWL Aerospace Division
("Aerospace"), as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

     The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when the Company receives amounts under related
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
asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the "Original Indemnitor"), has ultimate responsibility for all the remaining asbestos-related claims asserted against
Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

sale by Abex in December 1994 of its Friction Products Division, a subsidiary
(the "Second Indemnitor") of Cooper Industries, Inc. (now Cooper Industries,
LLC, the "Indemnity Guarantor") assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the
Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's
indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the
Indemnity Guarantor would fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor.

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
Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities,
Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2004, the
Company incurred or expected to incur approximately $559,000 of unindemnified costs, as to which it either has received or expects to receive approximately
$373,000 in insurance reimbursements for matters pending or settled through
December 31, 2004. Management does not expect these unindemnified matters to have a material adverse effect on the Company's financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

     The Transfer Agreement further provides that the subsidiary of MCG will indemnify Pneumo Abex with respect to all environmental matters associated with
Pneumo Abex's and its predecessor's operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to
Pneumo Abex's Aerospace business, which Pneumo Abex sold to Parker Hannifin
Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company's former Aerospace facilities are the responsibility of Pneumo Abex. The Original
Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the
Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

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
million.

     On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement
Agreement"). The Reimbursement Agreement provides for letters of credit totaling
$20.8 million covering certain environmental issues relating to one site not part of the current business of Pneumo Abex. During 2000, the Environmental
Protection Agency reduced the letter of credit requirements to $2.2 million. The cost of the letters of credit is being funded by MCG and/or the Original
Indemnitor. The Company had $2.2 million of letters of credit outstanding at both December 31, 2004 and 2003, respectively, in connection with the
Reimbursement Agreement.

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
Government. The Company retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. During 2003, the Company resolved one of those matters at a cost of $0.4 million. In the remaining matter, the Company contests the Government's allegations and has been attempting to resolve the matter without litigation.

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
Of the remainder it retained, Pneumo Abex paid $0.7 in 2004 to a subsidiary of
MCG in accordance with the Transfer Agreement to reimburse expenses that the subsidiary incurred on Pneumo Abex's behalf, while procuring the insurance reimbursements. Pneumo Abex recorded a gain of $1.9 in 2003 for amount it retained.

OTHER LITIGATION MATTERS

     During 2002, the French tax administration notified the Company's indirect wholly owned French subsidiary (the "Indirect Subsidiary") that it intended to disallow a deduction relating to French income taxes for 1996, 1997 and 1998 arising out of certain interest payments made on a note payable to the Company.
The French tax administration assessed the Indirect Subsidiary approximately 1.8 million euros for the taxes, interest and penalties. The Indirect Subsidiary appealed the assessment and, in order to be able to pursue its appeal, obtained bank guarantees in favor of the French tax administration in the amount of 1.4 million euros ($1.9 million as of December 31, 2004). Based on a recent decision of the Supreme Court of France resolving a similar issue in favor of the taxpayer, the French tax administration has advised determined that it intends to abandon its assessment. Furthermore, the French tax administration has determined that it will not require any adjustment with respect to this issue in future tax years. As a result of these developments, the Company has reversed the $5.0 million reserve that had been established related to this assessment and is in the process of pursuing release of the bank guarantees of 1.4 million euros.

13.  RELATED PARTY TRANSACTIONS

     During 2004, 2003, and 2002, three executive officers of the Company were executives of Holdings. The Company did not compensate such executive officers, but, in 2004 and 2003, the Company paid to Holdings $1.5 million for the value of the services provided by such officers to the Company and charged that amount to compensation expense. In 2002, because Holdings did not require payment of this amount, the value of the services of $1.5 million for that year is reflected in the accompanying Consolidated Financial Statements as compensation expense and a corresponding increase to additional paid-in-capital in accordance with Securities and Exchange Commission Staff Accounting Bulletin 79,
"Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." None
of the executive officers received any payment from the Company or additional payment from Holdings in connection with such compensation expense. The
Management Services Agreement, pursuant to which Holdings provides the services of the three executive officers to the Company in exchange for a management service fee of $1.5 million annually, expires on December 31, 2005.

     The Company participates in Holdings' directors and officers insurance program, which covers the Company as well as Holdings and its other affiliates.
The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2004, the Company has recorded prepaid expenses, other assets and accrued liabilities of $1.2, $4.8 and $2.6 relating to the financing of the directors and officers insurance program. At December 31, 2003, the Company had recorded prepaid expenses, other assets, accrued liabilities and other liabilities of $1.5, $6.0, $2.7 and $2.8 relating to the financing of the directors and officers insurance program.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Since the end of 2003, Allied Security Holdings LLC ("Allied Security"), an
affiliate of Holdings, has provided contract security officer services to the
Company. For 2004, the Company made aggregate payments to Allied Security for such services of approximately $0.3 million.

14.  SIGNIFICANT CUSTOMER

     The Company has a significant customer in the tobacco industry, Altria
Group Inc., which accounted for approximately 34% of the Company's net revenues in 2004, 35% of net revenues in 2003 and 33% of net revenues in 2002.

15.  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

     Since the Settlement, the Company has one business segment, which is the production of licorice products used primarily by the tobacco and food industries. The following table presents geographic information based upon revenues of the Company's major geographic markets:

                                               YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                         2004         2003         2002
                                        -------      -------      -------

Net sales to external customers (a)
       North America (b)                $  78.4      $  81.6      $  83.8
       France                              15.0         14.1         13.1
                                        -------      -------      -------
       Total                            $  93.4      $  95.7      $  96.9
                                        =======      =======      =======

Operating income (loss)
       North America (b)                $  36.2      $  35.6      $  39.7
       France                               3.3          2.7          3.8
       Corporate                           (8.4)        (5.2)        (7.5)
                                        -------      -------      -------
     Operating income                      31.1         33.1         36.0
                                        =======      =======      =======

(a)  Revenues reported by country of domicile.

(b)  Includes export sales of $31.2, $29.5, and $28.7 in 2004, 2003, and 2002, respectively.

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                 2004        2003
                                                -------     -------

Long lived assets
       North America                            $ 163.4     $ 163.6
       France                                      23.7        22.4
       Other, foreign                               5.9         1.4
       Corporate                                    4.9         8.4
                                                -------     -------
         Total                                  $ 197.9     $ 195.8
                                                =======     =======

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

16.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of unaudited quarterly financial information for
2004 and 2003:

                                                                    2004
                                                  -----------------------------------------
                                                    FIRST     SECOND     THIRD      FOURTH
                                                  --------   --------   --------   --------

Net revenues                                      $   25.7   $   24.3   $   21.7   $   21.7
Gross profit                                          13.3       13.2       10.9       10.9
Income from continuing operations                      8.5        8.3        5.6        6.4
Net income                                             5.3        4.9        6.4        8.6

Income per common share:
     Basic:                                       $   0.29   $   0.27   $   0.34   $   0.46
                                                  ========   ========   ========   ========

     Diluted:                                     $   0.27   $   0.25   $   0.32   $   0.43
                                                  ========   ========   ========   ========

                                                                    2003
                                                  -----------------------------------------
                                                   FIRST      SECOND     THIRD      FOURTH
                                                  --------   --------   --------   --------

Net revenues                                      $   24.9   $   25.5   $   22.7   $   22.6
Gross profit                                          12.3       13.5       11.4       12.2
Income from continuing operations                      7.4        8.3        7.8        9.6
Gain from discontinued operations, net of taxes       --         --          0.6       --
Net income                                             4.4        5.1        7.7        6.0

Income per common share:
     Basic:
        Continuing operations                     $   0.25   $   0.28   $   0.38   $   0.32
        Discontinued operations                       --         --         0.04       --
                                                  --------   --------   --------   --------
        Total                                     $   0.25   $   0.28   $   0.42   $   0.32
                                                  ========   ========   ========   ========

     Diluted:
        Continuing operations                     $   0.24   $   0.27   $   0.37   $   0.30
        Discontinued operations                       --         --         0.03       --
                                                  --------   --------   --------   --------
        Total                                     $   0.24   $   0.27   $   0.40   $   0.30
                                                  ========   ========   ========   ========

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

17.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2004       2003       2002
                                                           --------   --------   --------

Numerator:
     Income from continuing operations                     $   25.2   $   22.6   $   18.6
     Gain from discontinued operations, net of taxes (a)       --          0.6        5.5
                                                           --------   --------   --------
     Net income                                                25.2       23.2       24.1
     Preferred stock dividends                                 --         --         (0.3)
                                                           --------   --------   --------
Numerator for basic earnings per share:
     Income available to common stockholders               $   25.2   $   23.2   $   23.8
                                                           ========   ========   ========

Numerator for diluted earning per share:
       Net income                                          $   25.2   $   23.2   $   24.1
                                                           ========   ========   ========

Denominator (shares in millions):
     Basic earnings per share-weighted average shares
       Common                                                  18.6       18.2       19.5
       Preferred - participating                               --         --          6.3
                                                           --------   --------   --------
Denominator for basic earnings per share                       18.6       18.2       25.8
     Effect of dilutive securities:
       Employee stock options                                   1.4        0.9        0.2
                                                           --------   --------   --------
Denominator for diluted earnings per share                     20.0       19.1       26.0
                                                           ========   ========   ========

Basic earnings per common share:
     Undistributed earnings from continuing operations     $   1.35   $   1.23   $   0.71
     Undistributed earnings from discontinued operations       --         0.04       0.21
                                                           --------   --------   --------
        Total common stock                                 $   1.35   $   1.27   $   0.92
                                                           ========   ========   ========

Diluted earnings per common share:
     Undistributed earnings from continuing operations     $   1.26   $   1.18   $   0.71
     Undistributed earnings from discontinued operations       --         0.03       0.21
                                                           --------   --------   --------
        Total common stock                                 $   1.26   $   1.21   $   0.92
                                                           ========   ========   ========

Basic and diluted earnings per preferred share:
     Distributed earnings                                  $   --     $   --     $   0.04
     Undistributed earnings from continuing operations         --         --         0.71
     Undistributed earnings from discontinued operations       --         --         0.21
                                                           --------   --------   --------
        Total preferred stock                              $   --     $   --     $   0.96
                                                           ========   ========   ========

(a)  includes gain on sale of discontinued business of $17.6 in 2002.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          BALANCE SHEETS (PARENT ONLY)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                     2004       2003
                                                                                   -------    -------

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                     $  92.4    $  90.0
     Accounts receivable                                                              --         --
     Prepaid expenses and other current assets                                         1.0        1.3
                                                                                   -------    -------
          Total current assets                                                        93.4       91.3

Investment in subsidiaries                                                           248.9      215.5
Other assets                                                                           7.6        6.5
                                                                                   -------    -------
                                                                                   $ 349.9    $ 313.3
                                                                                   =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $   1.8    $   1.6
     Accrued expenses                                                                  0.3        0.2
     Payable to subsidiaries                                                           7.6        5.2
                                                                                   -------    -------
          Total current liabilities                                                    9.7        7.0

Other liabilities                                                                     --          1.6
Stockholders' equity:
     Common stock, par value $.01; 250,000,000 shares authorized; 21,641,370 and
          20,928,704 shares issued at December 31, 2004
          and 2003, respectively                                                       0.2        0.2
     Additional paid-in capital                                                       39.2       31.5
     Treasury stock at cost
          2,541,900 shares at December 31, 2004 and 2003                             (14.8)     (14.8)
     Retained earnings                                                               313.5      288.3
     Accumulated other comprehensive loss                                              2.1       (0.5)
                                                                                   -------    -------
        Total stockholders' equity                                                   340.2      304.7
                                                                                   -------    -------
                                                                                   $ 349.9    $ 313.3
                                                                                   =======    =======

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CONSOLIDATED STATEMENTS OF INCOME (PARENT ONLY)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                       2004        2003        2002
                                                                      -------     -------     -------

General and administrative expenses                                   $   4.4     $   3.3     $   3.6
                                                                      -------     -------     -------
          Operating loss                                                  4.4         3.3         3.6
Interest, investment and other income, net                               (1.0)       (0.8)       (0.1)
                                                                      -------     -------     -------
          Loss from continuing operations before taxes                    3.4         2.5         3.5
Benefit from income taxes                                                (1.2)       (0.9)       (1.2)
                                                                      -------     -------     -------
          Loss from continuing operations                                 2.2         1.6         2.3
(Gain) from discontinued business, net of taxes
  (including gain on disposal of $17.6 in 2002)                          --          (0.6)       (5.5)
Equity in income of subsidiaries                                        (27.4)      (24.2)      (20.9)
                                                                      -------     -------     -------
          Net income                                                     25.2        23.2        24.1
Preferred stock dividends                                                --          --          (0.3)
                                                                      -------     -------     -------
          Net income available to common stockholders                 $  25.2     $  23.2     $  23.8
                                                                      =======     =======     =======

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               CONSOLIDATED STATEMENTS OF CASH FLOWS (PARENT ONLY)
                                  (IN MILLIONS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                             2004       2003       2002
                                                                            -------    -------    -------

OPERATING ACTIVITIES
Net income                                                                  $  25.2    $  23.2    $  24.1
Adjustments to reconcile net income to total cash provided by operating activities:
         Equity in income of subsidiaries in excess of cash distributions     (27.4)     (24.2)     (26.8)
         Compensation expense paid by principal stockholder                    --         --          1.5
Changes in assets and liabilities:
         Receivable from/payables to subsidaries                                2.4        2.8        1.3
         Other, net                                                            (1.9)      (2.6)       0.7
                                                                            -------    -------    -------
         Cash (used in) provided by operating activities                       (1.7)      (0.8)       0.8
                                                                            -------    -------    -------

INVESTING ACTIVITIES
Disposition (acquisition) of Panavision and EFILM                              --         --         85.7
                                                                            -------    -------    -------
         Cash provided by (used in) investing activities                       --         --         85.7
                                                                            -------    -------    -------

FINANCING ACTIVITIES
Preferred stock dividends paid                                                 --         --         (0.4)
Proceeds from stock options exercised                                           4.1        1.9
                                                                            -------    -------    -------
          Cash provided by (used  in) financing activities                      4.1        1.9       (0.4)
                                                                            -------    -------    -------

Net increase in cash and cash equivalents                                       2.4        1.1       86.1
Cash and cash equivalents at beginning of period                               90.0       88.9        2.8
                                                                            -------    -------    -------
Cash and cash equivalents at end of period                                  $  92.4    $  90.0    $  88.9
                                                                            =======    =======    =======

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN MILLIONS)

     The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2004, 2003 and 2002.

                                   BEGINNING   AMOUNTS    BALANCE     ENDING
                                    BALANCE   RESERVED  WRITTEN OFF   BALANCE
                                   --------------------------------------------
Allowance for Doubtful Accounts
-------------------------------

December 31, 2004                   $ 0.2      $ --        $ 0.1      $ 0.1
December 31, 2003                   $ 0.1      $ 0.1       $ --       $ 0.2
December 31, 2002                   $ 0.3      $ --        $ 0.2      $ 0.1

                                   BEGINNING   AMOUNTS    BALANCE     ENDING
                                    BALANCE   RESERVED  WRITTEN OFF   BALANCE
                                   --------------------------------------------
Tax Reserves
------------

December 31, 2004                   $10.7      $ 0.3       $ 7.1      $ 3.9
December 31, 2003                   $12.0      $ --        $ 1.3      $10.7
December 31, 2002                   $12.0      $ --        $ --       $12.0

