Form 10-Q
period 2005-03-31
M & F WORLDWIDE CORP
filed 2005-05-06
CIK 945235

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                         Commission file number: 1-13780

                             -----------------------

                              M & F WORLDWIDE CORP.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      02-0423416
----------------------------------------           -----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

          35 EAST 62ND STREET
           NEW YORK, NEW YORK                                  10021
----------------------------------------           -----------------------------
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

     As of March 31, 2005, there were 19,099,470 shares of the registrant's
Common Stock outstanding, of which 7,248,000 were held by Mafco Consolidated
Group Inc., a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc.

================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and

PART II. OTHER INFORMATION

                                     PART 1

ITEM 1. FINANCIAL STATEMENTS

     The financial information herein and management's discussion thereof, include consolidated data for M & F Worldwide Corp. (the "Registrant"), and its subsidiaries.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ---------------------------
                                                      2005            2004
                                                  ------------    -----------
Net revenues                                           $ 24.1         $ 25.7
Cost of  revenues                                        11.5           12.4
                                                  ------------    -----------
Gross profit                                             12.6           13.3
Selling, general and administrative expenses              4.0            4.2
                                                  ------------    -----------
Operating income                                          8.6            9.1
Interest income                                           0.6            0.2
Interest expense                                            -           (0.5)
Other income (expense), net                               0.9           (0.3)
                                                  ------------    -----------
Income before income taxes                               10.1            8.5
Provision for income taxes                               (3.8)          (3.2)
                                                  ------------    -----------
Net income                                              $ 6.3          $ 5.3
                                                  ============    ===========
Earnings per common share:
               Basic                                   $ 0.33         $ 0.29
                                                  ============    ===========
               Diluted                                 $ 0.31         $ 0.27
                                                  ============    ===========

                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                      (UNAUDITED)
                                                       MARCH 31,   DECEMBER 31,
                                                          2005         2004
                                                      -----------  ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                              $ 109.5        $ 103.6
  Accounts receivable (net of allowances of $0.1)           13.7           11.0
  Inventories                                               57.6           59.9
  Prepaid expenses and other current assets                  3.8            3.5
                                                      -----------  ------------
Total current assets                                       184.6          178.0

Property, plant and equipment, net                          17.1           18.0
Goodwill, net                                               40.6           41.2
Other intangible assets, net                               109.7          109.7
Deferred tax asset                                           0.6            0.6
Pension asset                                               15.7           15.4
Other assets                                                13.3           13.6
                                                      -----------  ------------
Total assets                                             $ 381.6        $ 376.5
                                                      ===========  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   4.0          $ 6.5
  Accrued liabilities                                        5.6            6.1
                                                      -----------  ------------
Total current liabilities                                    9.6           12.6

Deferred tax liabilities                                    18.6           15.4
Other liabilities                                            8.6            8.3

Commitments and contingencies                                  -              -

Stockholders' equity:
  Common stock, par value $.01;  250,000,000 shares
    authorized; 21,641,370 shares issued at March 31,
    2005 and December 31, 2004                               0.2            0.2
  Additional paid-in capital                                39.2           39.2
  Treasury stock at cost 2,541,900 shares at March 31,
    2005 and December 31, 2004                             (14.8)         (14.8)
  Retained earnings                                        319.8          313.5
  Accumulated other comprehensive income                     0.4            2.1
                                                      -----------  ------------
    Total stockholders' equity                             344.8          340.2
                                                      -----------  ------------
Total liabilities and stockholders' equity               $ 381.6        $ 376.5
                                                      ===========  ============

                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
OPERATING ACTIVITIES
Net income                                               $   6.3        $   5.3
Adjustments to derive net cash (used in)
  provided by operating activities:
  Depreciation and amortization                              0.8            1.0
  Deferred income taxes                                      3.3            2.9
    Changes in operating assets and liabilities:
      Increase in accounts receivable                       (2.8)          (4.4)
      Decrease in inventories                                1.7            0.3
      Increase in prepaid expense and
        other current assets                                (0.4)             -
      Increase in pension asset                             (0.3)          (0.2)
      Decrease in accounts payable and
        accrued expenses                                    (3.5)          (5.5)
      Other, net                                             1.0              -
                                                     ------------   ------------
      Net cash provided by (used in)
        operating activities                                 6.1           (0.6)

INVESTING ACTIVITIES
Investment in joint venture                                    -           (2.8)
Capital expenditures                                        (0.2)          (0.4)
                                                     ------------   ------------
      Net cash used in investing activities                 (0.2)          (3.2)

FINANCING ACTIVITIES
Repayments of notes payable and credit agreements              -           (4.2)
                                                     ------------   ------------
      Net cash used in financing activities                    -           (4.2)
                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents         5.9           (8.0)
Cash and cash equivalents at beginning of period           103.6          115.3
                                                     ------------   ------------
Cash and cash equivalents at end of period               $ 109.5        $ 107.3
                                                     ============   ============
Supplemental disclosure of cash paid for:
-----------------------------------------
      Interest                                           $     -        $   0.5
      Taxes paid, net of refunds                             0.1            0.2

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

     At March 31, 2005, MacAndrews and Forbes Holdings Inc. ("Holdings")
indirect beneficial ownership of M & F Worldwide represents 37.9% of the outstanding M & F Worldwide common stock.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and
Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments)
considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2004 Annual Report on Form
10-K.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2005 presentation.

2.   STOCK-BASED COMPENSATION

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

     There were no stock options granted by the Company in the first quarter of
2005 and 2004.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The application of the fair value recognition provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation," to stock-based employee compensation would not have had a material effect on net income and earnings per share for the three months ended March 31, 2005 and 2004.

3.   INVENTORIES

     Inventories consist of the following:

                                                  MARCH 31,       DECEMBER 31,
                                                    2005              2004
                                              ----------------  ----------------
     Raw Materials                                $    41.3         $    44.7
     Work-in-progress                                   0.1               0.5
     Finished Goods                                    16.2              14.7
                                              ----------------  ----------------
                                                  $    57.6         $    59.9
                                              ================  ================

4.   USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

5.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The Company has one business segment, which is the production of licorice products used primarily by the tobacco and food industries. The following table presents revenue and other financial information by geographic region for the business segment:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 -----------------------------
                                                     2005             2004
                                                 -------------    ------------

Net sales to external customers (a)
  North America (b)                               $    20.3         $   21.4
  France                                                3.8              4.3
                                                 -------------    ------------
  Total                                           $    24.1         $   25.7
                                                 =============    ============
Operating income (loss)
  North America (b)                               $    9.9          $    9.6
  France                                               0.5               1.0
  Corporate                                           (1.8)             (1.5)
                                                 -------------    ------------
  Operating income                                $    8.6          $    9.1
                                                 =============    ============

(a)  Revenues reported by country of domicile.
(b)  Includes export sales of $7.0 and $8.5 in 2005 and 2004, respectively.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.   COMPREHENSIVE INCOME

     For the three months ended March 31, 2005 and 2004, comprehensive income amounted to $4.6 in both periods. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

7.   NET INCOME PER SHARE

     The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                        2005           2004
                                                     ------------   ------------
Basic weighted average common shares outstanding            19.1           18.4
                                                     ============   ============
Diluted weighted average common shares outstanding          20.2           20.0
                                                     ============   ============

     Common equivalent shares consisting of outstanding stock options are included in the 2005 and 2004 diluted income per share calculations.

8.   PENSION PLANS

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

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------
 Service cost - benefits earned during the period        $  0.1          $  0.1
 Interest cost on projected benefit obligations             0.1             0.1
 Expected return on plan assets                            (0.4)           (0.4)
 Amortization of prior service costs                          -               -
 Amortization of net loss                                     -               -
                                                    ------------    ------------
 Net pension income                                      $ (0.2)         $ (0.2)
                                                    ============    ============

     The Company's contributions to its pension plans, which are based on current legal requirements, were minimal for the three months ended March 31,
2005 and 2004.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

9.   COMMITMENTS AND CONTINGENCIES

CORPORATE INDEMNIFICATION MATTERS

     The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In 1995, a subsidiary of Mafco
Consolidated Group Inc. ("MCG"), M & F Worldwide and two subsidiaries of M & F
Worldwide entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, Pneumo Abex Corporation (together with its successor in interest Pneumo Abex LLC, "Pneumo Abex"), then a subsidiary of M & F Worldwide, retained the assets and liabilities relating to the Company's former Abex NWL
Aerospace Division ("Aerospace"), as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

     On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the "Reimbursement
Agreement"). The Reimbursement Agreement provides for letters of credit totaling
$20.8 covering certain environmental issues relating to such site and not related to the current business of Pneumo Abex. During 2000, the Environmental
Protection Agency reduced the letter of credit requirements to $2.2. The cost of the letters of credit is being funded by MCG and/or the Original Indemnitor. The
Company had $2.2 of letters of credit outstanding at both March 31, 2005 and
December 31, 2004 in connection with the Reimbursement Agreement.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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
Although the Company's licorice sales to its confectionary customers have experienced some decline in recent years, licorice sales to food, cosmetic and pharmaceutical customers, who use Magnasweet as a flavoring or masking agent, have experienced some growth and added to the Company's overall sales stability for its licorice products. One important facet of the Company's business strategy is to focus on growing its business through sales of licorice-derived products for use in non-tobacco related applications. The Company is devoting a substantial portion of its research and development efforts to Magnasweet and its potential food and beverage applications as well as to finding additional uses for components of licorice extract in cosmetic and pharmaceutical products.

     The Company also sells licorice root residue as garden mulch under the name
Right Dress. Other non-licorice product sales have decreased due to the
Company's decision to discontinue selling these products.

     This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on
Form 10-K for the year ended December 31, 2004 and the Critical Accounting
Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

CONSOLIDATED OPERATING RESULTS

           THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS
                              ENDED MARCH 31, 2004

     Net revenues decreased by $1.6 million, or 6.2% to $24.1 million in the
2005 period from $25.7 million in the 2004 period. Decreases in domestic revenues to the international tobacco industry of $1.4 million were partially offset by increases in domestic revenues from the tobacco industry in the United
States of $0.7 million due to lower shipment volume caused by a temporary disruption of orders due to a major customer shifting orders among overseas manufacturing locations. Non-licorice domestic revenues decreased $0.4 million again due to lower shipment volume caused by a major customer shifting orders among overseas manufacturing locations. The Company's foreign sales decreased by
$0.5 million in the 2005 period as compared to the 2004 period due to lower shipment volume caused by a change in order timing from a major customer. The decrease was partially offset by a favorable exchange translation effect on its
Euro sales of $0.2 million.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Cost of revenues was $11.5 million in the 2005 period and $12.4 million in the 2004 period, a decrease of $0.9 million. The decrease in cost of revenue was due mainly to the decrease in revenues. As a percentage of revenues, cost of revenues was 47.5% in the 2005 period as compared to 48.2% in the 2004 period.

     Gross profit was $12.6 million in the 2005 period and $13.3 million in the
2004 period.

     Selling, general and administrative expenses were $4.0 million in the 2005 period and $4.2 million in the 2004 period, a decrease of $0.2 million. The decrease was primarily due to lower insurance expense in the 2005 period as compared to the 2004 period.

     Interest income was $0.6 million in the 2005 period and $0.2 in the 2003 period. The increase was due mainly to higher interest rates earned on the cash available for investment in the 2005 period.

     Interest expense was nil in the 2005 period and $0.5 million in the 2004 period. The decrease was due to the repayment of outstanding borrowings under the Amended Credit Agreement in September 2004.

     Other income (expense), net was $0.9 million of other income, net in the
2005 period compared to other expense, net of $0.3 million in the 2004 period.
The income in the 2005 period results mainly from the resolution of a claim against a former shareholder of the Company. The expense in the 2004 period primarily relates to the amortization of deferred financing costs.

     The provision for income taxes as a percentage of income was 38.1% in the
2005 period and 37.6% in the 2004 period. The increase is due to a higher state effective tax rate in the 2005 period as compared to the 2004 period.

     Net income was $6.3 million in the 2005 period and $5.3 million in the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by (used in) operating activities during the first three months of 2005 was a source of $6.1 million compared to a use of
$0.6 million in the first three months of 2004. The increase in net cash provided by operating activities of $6.7 million was related to income for the period partially offset by a change in the components of working capital, primarily an increase in trade receivables and a decrease in payables and accrued expenses.

     Net cash used in investing activities was $0.2 million for the three month period ended March 31, 2005 and $3.2 million for the three month period ended
March 31, 2004. The cash used in 2005 was related to capital expenditures while the cash used in 2004 was comprised of $2.8 million for the investment in a joint venture and $0.4 million for capital expenditures.

     There was no use of net cash in financing activities in the three months ended March 31, 2005 while net cash used in financing activities totaled $4.2 million in the three month period ended March 31, 2004 as a result of scheduled debt repayments.

     As of March 31, 2005, the Company had no debt outstanding.

     There have been no material changes to the Company's cash obligations and other commercial commitments which were presented in Form 10-K for the year ended December 31, 2004.

     Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreements and anticipated cash flow from operating activities, will be sufficient to meet the
Company's expected operating, capital spending and debt service requirements for the foreseeable future.

     M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $93.3 million in cash and cash equivalents. The Company is considering

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly,
M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F
Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions. Under the
Amended Credit Agreement, Mafco Worldwide may not: (a) pay a dividend on, make a payment on account of the purchase, redemption or retirement of, or make any other distribution on any share of any class of its capital stock; (b) loan or advance funds to M & F Worldwide except for expenses necessary to maintain M & F
Worldwide's corporate existence and other out-of-pocket expenses in the ordinary course of business resulting from M & F Worldwide's status as a public company;
and (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation, other than in the ordinary course of business, to any person who is a significant stockholder or executive officer of M & F Worldwide.

FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended March 31, 2005, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of the
Company's management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements
that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will,"
"should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report of Form 10-K for the year ended December
31, 2004 under the heading "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Critical Accounting Policies."
Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, it undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise

     The following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it:

     o    Economic, climatic or political instability, corruption, violence or exposure to liability under the Foreign Corrupt Practices Act in countries in which the Company sources licorice root and intermediary licorice flavors which may result in a short supply of licorice root raw materials or intermediary licorice extracts, coupled with the
          Company's inability to replace its source of licorice root or intermediary licorice extracts from another area or supplier; acts of terrorism and threats of armed conflicts in or around these countries and regions.

     o    Unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in tobacco product sales, changes in consumer preferences, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share.

     o    The effects of and changes in political, climatic and/or economic conditions that have an impact on the worldwide tobacco industry, including inflation, monetary conditions, military actions, terrorist activities, and in trade, monetary, fiscal and tax policies in international markets.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     o    Additional government regulation on the marketing, advertising, sale and use of cigarettes and other tobacco products; tobacco industry litigation; enactment of new or increased taxes on cigarettes or other tobacco products; diminished social acceptability of smoking;
          significant wholesale price increases and activities by anti-tobacco groups designed to inhibit tobacco product sales to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice extracts are used.

     o    The failure of third parties to make full and timely payment to the
          Company for environmental, asbestos, tax and other matters for which the Company is entitled to indemnification.

     o    The indemnitors' failure to actively manage indemnifiable matters or discharge the related liabilities when required, or a substantial decline in the financial position of any of them.

     o    Greater than expected future asbestos-related claimants or future defense and settlement costs associated with present or future asbestos-related claims or an unanticipated or greater than expected effect on the Company's financial position or results of operations of any asbestos related matters as to which the Company is not entitled to indemnification.

     o    Unanticipated outcome of or effect upon the Company's financial position or results of operations due to various legal proceedings, claims and investigations pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters.

     o    Lower than expected cash flows from operations or higher than expected operating expenses.

     o    The insufficiency of the Company's existing working capital, together with cash available under its Amended Credit Agreement and anticipated cash flow from operating activities, to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future.

     o    The loss of one of the Company's significant customers.

     o    Work stoppages and other labor disturbances.

     o    Exposure to domestic and foreign currency fluctuations and changes in interest rates.

     o    The Company's inability to maintain growth in sales of licorice or licorice extract to food, cosmetic and pharmaceutical customers.

     o    Additional governmental regulation relating to non-tobacco uses of the
          Company's products.

     o    The Company's failure to anticipate and properly identify its customers' needs and industry trends; price its products
          competitively; innovate, develop and commercialize new and improved products and applications in a timely manner; differentiate its products from its competitors' products; and use its research and development budget efficiently.

     o    Lower than expected U.S. federal net operating losses, consolidated net operating losses or alternative minimum tax losses available to the Company.

     o    Unanticipated effects of the Company's adoption of certain new accounting standards.

     o    Unanticipated internal control deficiencies or weaknesses.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk as a result of movements in foreign currency exchange rates. The Company manages its exposure to this market risk through its regular operating and financing activities. Item 7A of the Company's
Annual Report on Form 10-K for the year ended December 31, 2004 presents quantitative and qualitative disclosures about market risk as of December 31,
2004. There have been no material changes in this disclosure as of March 31,
2005.

ITEM 4. CONTROLS AND PROCEDURES.

          (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial
Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the
Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

          (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS
            There were no material developments in legal proceedings during the three months ended March 31, 2005.

ITEM 2.     CHANGES IN SECURITIES
            There were no changes in securities during the three month period ended March 31, 2005.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            There were no events of default upon senior securities during the three month period ended March 31, 2005.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            There were no matters submitted to a vote of security holders during the three month period ended March 31, 2005.

ITEM 5.     OTHER INFORMATION
            No additional information need be presented.

ITEM 6.     EXHIBITS

            31.1*   Certification of Howard Gittis, Chief Executive Officer,
                    dated May 6, 2005.

            31.2*   Certification of Todd J. Slotkin, Chief Financial Officer,
                    dated May 6, 2005.

            32.1*   Certification of Howard Gittis, Chief Executive Officer,
                    dated May 6, 2005, pursuant to 18 U.S.C. Section 1350, as
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002 (furnished herewith).

            32.2*   Certification of Todd J. Slotkin, Chief Financial Officer,
                    dated May 6, 2005, pursuant to 18 U.S.C. Section 1350, as
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002 (furnished herewith).

* Filed herewith

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        M & F WORLDWIDE CORP.

Date:    May 6, 2005                    By:       /S/ Todd J. Slotkin
      ----------------------                ------------------------------------
                                                    Todd J. Slotkin
                                        Executive Vice President Chief Financial
                                           Officer Principal Financial Officer

Date:    May 6, 2005                    By:       /S/ Laurence Winoker
      ----------------------                ------------------------------------
                                                     Laurence Winoker
                                                Principal Accounting Officer

