Form 10-Q
period 2005-06-30
M & F WORLDWIDE CORP
filed 2005-08-04
CIK 945235

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
         EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         Commission file number: 1-13780

                        ---------------------------------

                              M & F WORLDWIDE CORP.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          02-0423416
-----------------------------------                     -----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

           35 EAST 62ND STREET
           NEW YORK, NEW YORK                                     10021
----------------------------------------                    ----------------
(Address of principal executive offices)                       (Zip code)

                                 (212) 572-8600
                       -----------------------------------
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

     As of June 30, 2005, there were 19,099,470 shares of the registrant's
Common Stock outstanding, of which 7,248,000 were held by Mafco Consolidated
Group Inc., a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc.

================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PART II. OTHER INFORMATION



                                     PART I

ITEM 1. FINANCIAL STATEMENTS

    The financial information herein and management's discussion thereof, include consolidated data for M & F Worldwide Corp. (the "Registrant") and its subsidiaries.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                   ---------------------------    ---------------------------
                                                        2005           2004           2005            2004
                                                   ------------    -----------    ------------    -----------

Net revenues                                           $ 25.3         $ 24.3         $ 49.4          $ 50.0
Cost of revenues                                         12.4           11.1           23.9            23.5
                                                   ------------    -----------    ------------    -----------
Gross profit                                             12.9           13.2           25.5            26.5
Selling, general and administrative expenses              3.9            4.4            7.9             8.6
                                                   ------------    -----------    ------------    -----------
Operating income                                          9.0            8.8           17.6            17.9
Interest income                                           0.8            0.3            1.4             0.5
Interest expense                                         (0.1)          (0.4)          (0.1)           (0.9)
Other income (expense), net                                 -           (0.4)           0.9            (0.7)
                                                   ------------    -----------    ------------    -----------
Income before income taxes                                9.7            8.3           19.8            16.8
Provision for income taxes                               (3.7)          (3.4)          (7.5)           (6.6)
                                                   ------------    -----------    ------------    -----------
Net income                                              $ 6.0          $ 4.9         $ 12.3          $ 10.2
                                                   ============    ===========    ============    ===========
Earnings per common share:
    Basic                                              $ 0.31         $ 0.27         $ 0.64          $ 0.55
                                                   ============    ===========    ============    ===========
    Diluted                                            $ 0.30         $ 0.25         $ 0.62          $ 0.51
                                                   ============    ===========    ============    ===========


                 See Notes to Consolidated Financial Statements

                                        2

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)



                                                                             (UNAUDITED)
                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2005           2004
                                                                            -------------   -------------

                                                  ASSETS
Current assets:
      Cash and cash equivalents                                                   $ 119.9        $ 103.6
      Accounts receivable (net of allowances of $0.1)                                16.1           11.0
      Inventories                                                                    55.6           59.9
      Prepaid expenses and other current assets                                       3.9            3.5
                                                                             -------------   ------------
Total current assets                                                                195.5          178.0

Property, plant and equipment, net                                                   16.5           18.0
Goodwill, net                                                                        39.7           41.2
Other intangible assets, net                                                        109.5          109.7
Deferred tax asset                                                                    0.6            0.6
Pension asset                                                                        15.9           15.4
Other assets                                                                         11.3           13.6
                                                                             -------------   ------------
Total assets                                                                      $ 389.0        $ 376.5
                                                                             =============   ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                              $ 3.6          $ 6.5
      Accrued liabilities                                                             6.6            6.1
                                                                             -------------   ------------
Total current liabilities                                                            10.2           12.6

Deferred tax liabilities                                                             21.6           15.4
Other liabilities                                                                     8.8            8.3

Commitments and contingencies                                                           -              -

Stockholders' equity:
      Common stock, par value $.01;  250,000,000 shares authorized;
         21,641,370 shares issued at June 30, 2005 and December 31, 2004              0.2            0.2
      Additional paid-in capital                                                     39.2           39.2
      Treasury stock at cost
         2,541,900 shares at June 30, 2005 and December 31, 2004                    (14.8)         (14.8)
      Retained earnings                                                             325.8          313.5
      Accumulated other comprehensive (loss) income                                  (2.0)           2.1
                                                                             -------------   ------------
            Total stockholders' equity                                              348.4          340.2
                                                                             -------------   ------------
Total liabilities and stockholders' equity                                        $ 389.0        $ 376.5
                                                                             =============   ============


                 See Notes to Consolidated Financial Statements

                                        3

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in millions, except per share data)
                                   (Unaudited)



                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ------------    ------------

OPERATING ACTIVITIES
Net income                                                            $ 12.3          $ 10.2
Adjustments to derive net cash provided by operating activities:
      Depreciation and amortization                                      1.5             2.1
      Deferred income taxes                                              6.4             5.1
Changes in operating assets and liabilities:
      Increase in accounts receivable                                   (5.4)           (3.8)
      Decrease in inventories                                            3.0             0.8
      Increase in prepaid expense and other current assets              (0.6)               -
      Increase in pension asset                                         (0.5)           (0.4)
      Decrease in accounts payable and accrued expenses                 (2.7)           (5.2)
      Other, net                                                         3.1             0.5
                                                                   ----------      ----------
        Net cash provided by operating activities                       17.1             9.3

INVESTING ACTIVITIES
Investment in joint venture                                                -            (3.4)
Capital expenditures                                                    (0.7)           (0.8)
                                                                   ----------      ----------
        Net cash used in investing activities                           (0.7)           (4.2)

FINANCING ACTIVITIES
Stock options exercised                                                    -             1.4
Repayments of notes payable and credit agreements                          -           (15.6)
                                                                   ----------      ----------
        Net cash used in financing activities                              -           (14.2)

Effect of exchange rate changes on cash                                 (0.1)              -

Net increase (decrease) in cash and cash equivalents                    16.3            (9.1)
Cash and cash equivalents at beginning of period                       103.6           115.3
                                                                   ----------      ----------
Cash and cash equivalents at end of period                           $ 119.9         $ 106.2
                                                                   ==========      ==========

Supplemental disclosure of cash paid for:
      Interest                                                         $ 0.1           $ 1.0
      Taxes paid, net of refunds                                         0.6             0.6


                 See Notes to Consolidated Financial Statements

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

     At June 30, 2005, MacAndrews & Forbes Holdings Inc.'s ("Holdings") indirect beneficial ownership of M & F Worldwide represents 37.9% of the outstanding M &
F Worldwide common stock.

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

     There were no stock options granted by the Company during the first six months of 2005 and 2004.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS
No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                      -----------------------    -----------------------
                                                         2005         2004          2005         2004
                                                      -----------  ----------    ----------   ----------

Net income, as reported                                   $ 6.0       $ 4.9        $ 12.3       $ 10.2

Less: total stock-based employee compensation
  expense determined under fair value method
  for all awards, net of related tax effects                  -        (0.1)            -         (0.1)
                                                      -----------  ----------    ----------   ----------
Pro forma net income                                      $ 6.0       $ 4.8        $ 12.3       $ 10.1
                                                      ===========  ==========    ==========   ==========

Earnings per common share:

Basic earnings per common share - as reported            $ 0.31      $ 0.27        $ 0.64       $ 0.55
Basic earnings per common share - pro forma              $ 0.31      $ 0.26        $ 0.64       $ 0.55

Diluted earnings per common share - as reported          $ 0.30      $ 0.25        $ 0.62       $ 0.51
Diluted earnings per common share - pro forma            $ 0.30      $ 0.24        $ 0.62       $ 0.51


3.   INVENTORIES

     Inventories consist of the following:

                                    JUNE 30,          DECEMBER 31,
                                      2005               2004
                                 ---------------    ---------------
     Raw Materials                   $ 39.6             $ 44.7
     Work-in-progress                   0.1                0.5
     Finished Goods                    15.9               14.7
                                 ---------------    ---------------
                                     $ 55.6             $ 59.9
                                 ===============    ===============

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



                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                -----------------------    -----------------------
                                                 JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                   2005         2004          2005         2004
                                                ----------   ----------    ----------  -----------

     Net sales to external customers (a)
        North America (b)                          $ 20.7       $ 20.3        $ 41.0       $ 41.7
        France                                        4.6          4.0           8.4          8.3
                                                ----------   ----------    ----------  -----------
        Total                                      $ 25.3       $ 24.3        $ 49.4       $ 50.0
                                                ==========   ==========    ==========  ===========

     Operating income (loss)
        North America (b)                          $ 10.2        $ 9.7        $ 19.9       $ 19.3
        France                                        0.8          1.1           1.4          2.1
        Corporate                                    (2.0)        (2.0)         (3.7)        (3.5)
                                                ----------   ----------    ----------  -----------
     Operating income                               $ 9.0        $ 8.8        $ 17.6       $ 17.9
                                                ==========   ==========    ==========  ===========


(a)  Revenues reported by country of domicile.
(b)  Includes export sales of $8.3 and $7.6 for the three months ended June 30,
     2005 and 2004, respectively and $15.3 and $16.1 for the six months ended
     June 30, 2005 and 2004, respectively.

6.   COMPREHENSIVE INCOME

     For the three months ended June 30, 2005 and 2004, comprehensive income amounted to $3.6 and $4.6, respectively. For the six months ended June 30, 2005 and 2004, comprehensive income amounted to $8.2 and $9.2, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

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



                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             -----------------------  ------------------------
                                                               JUNE 30,    JUNE 30,    JUNE 30,     JUNE 30,
                                                                 2005        2004        2005         2004
                                                             ----------- -----------  ----------  ------------

     Basic weighted average common shares outstanding:           19.1        18.5        19.1          18.4

     Diluted weighted average common shares outstanding:         19.7        19.9        19.8          19.9


     Common equivalent shares consisting of outstanding stock options and deferred compensation plans are included in the 2005 and 2004 diluted income per share calculations.

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

       Net periodic pension income for the Company's pension plans, which is included in selling, general and administrative expenses, is due to the overfunded status of one of the plans and consisted of the following components:



                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      -----------------------    -----------------------
                                                        JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                                          2005        2004           2005        2004
                                                      -----------  ----------    -----------  ----------

Service cost - benefits earned during the period          $  0.1      $  0.1         $  0.2      $  0.2
Interest cost on projected benefit obligations               0.1         0.1            0.2         0.2
Expected return on plan assets                              (0.4)       (0.4)          (0.8)       (0.8)
Amortization of net loss                                      -           -              -          0.1
                                                      -----------  ----------    -----------  ----------
Net pension income                                        $ (0.2)     $ (0.2)        $ (0.4)     $ (0.3)
                                                      ===========  ==========    ===========  ==========


     The Company's contributions to its pension plans, which are based on current legal requirements, were minimal for the three and six months ended June
30, 2005 and 2004.

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
Pneumo Abex had $2.2 of letters of credit outstanding at both June 30, 2005 and
December 31, 2004 in connection with the Reimbursement Agreement.

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
Although the Company's licorice sales to its confectionary customers have experienced some decline in recent years, licorice sales to food, cosmetic and pharmaceutical customers, who use Magnasweet as a flavoring or masking agent, have experienced some growth and added to the Company's overall sales stability for its licorice products. One important facet of the Company's business strategy is to focus on growing its business through sales of Magnasweet. The
Company is devoting a substantial portion of its research and development efforts to Magnasweet and its potential food and beverage applications as well as to finding additional uses for components of licorice extract in cosmetic and pharmaceutical products.

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

CONSOLIDATED OPERATING RESULTS

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     Total net revenues increased by $1.0 million, or 4.1% to $25.3 million in the 2005 period from $24.3 million in the 2004 period. The increase in net revenues resulted from higher domestic revenues to the international tobacco industry of $0.3 million and increased domestic revenues to the tobacco industry in the United States of $0.1 million. The increase was due to major customers returning to normal order patterns after completing restructuring of operations between domestic and foreign facilities. Non-licorice domestic revenues remained stable in the 2005 period compared to the 2004 period and the Company's foreign sales increased by $0.6 million, due to a higher volume of products being sold.

     Cost of revenues was $12.4 million in the 2005 period and $11.1 million in the 2004 period, an increase of $1.3 million. The increase in cost of revenues was due the higher volume of sales as well as a less favorable mix of products sold overall between the two periods and increased energy costs. As a percentage of revenues, cost of revenues was 49.0% in the 2005 period as compared to 45.7%
in the 2004 period.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Gross profit was $12.9 million in the 2005 period and $13.2 million in the
2004 period.

     Selling, general and administrative expenses were $3.9 million in the 2005 period and $4.4 million in the 2004 period, a decrease of $0.5 million. The decrease was due primarily to lower insurance expense and lower professional fees in the 2005 period.

     Interest income was $0.8 million in the 2005 period and $0.3 million in the
2004 period. The increase was due mainly to higher interest rates and increased cash balances available for investment in the 2005 period.

     Interest expense was $0.1 million in the 2005 period and $0.4 million in the 2004 period. The decrease was due to the repayment of all borrowings under the Amended Credit Agreement in September 2004.

     Other income (expense), net was nil in the 2005 period and $0.4 million of other expense, net in the 2004 period. The expense in the 2004 period primarily relates to the amortization of deferred financing costs.

     The provision for income taxes as a percentage of income was 38.1% in the
2005 period and 41.0% in the 2004 period. The decreased rate is due principally to a lower foreign effective tax rate partially offset by a higher state and local effective tax rate in the 2005 period.

     Net income was $6.0 million in the 2005 period and $4.9 million in the 2004 period.

    SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

     Total net revenues decreased by $0.6 million, or 1.2% to $49.4 million in the 2005 period from $50.0 million in the 2004 period. Decreases in domestic revenues to the international tobacco industry of $1.1 million were substantially offset by increases in domestic revenues to the tobacco industry in the United States of $0.7 million due to major customers returning to normal order patterns after completing restructuring of operations between domestic and foreign facilities. Non-licorice domestic revenues decreased $0.4 million due to lower shipment volume caused by a major customer shifting orders among overseas manufacturing locations. The Company's foreign sales increased by $0.2 million, resulting from a favorable exchange translation effect on its Euro sales.

     Cost of revenues was $23.9 million in the 2005 period and $23.5 million in the 2004 period, an increase of $0.4 million. The increase in cost of revenues despite the decrease in sales was due mainly to a less favorable mix of products sold overall and higher energy costs. As a percentage of revenues, cost of revenues was 48.4% in the 2005 period as compared to 47.0% in the 2004 period.

     Gross profit was $25.5 million in the 2005 period and $26.5 million in the
2004 period.

     Selling, general and administrative expenses were $7.9 million in the 2005 period and $8.6 million in the 2004 period, a decrease of $0.7 million. The decrease was due primarily to lower professional fees and lower insurance expense in the 2005 period as compared to the 2004 period.

     Interest income was $1.4 million in the 2005 period compared to $0.5 million in the 2004 period. The increase of $0.9 million is due mainly to higher interest rates and increased cash balances available for investment in the 2005 period.

     Interest expense was $0.1 million in the 2005 period and $0.9 million in the 2004 period. The decrease was due to the repayment of all borrowings under the Amended Credit Agreement in September 2004.

     Other income (expense), net was $0.9 million of other income, net in the
2005 period compared to other expense, net of $0.7 million in the 2004 period.
The income in the 2005 period results mainly from the resolution of a claim against a former shareholder of the Company. The expense in the 2004 period primarily relates to the amortization of deferred financing costs.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

       The provision for income taxes as a percentage of income was 37.9% in the
2005 period and 39.3% in the 2004 period. The decreased rate is due principally to a lower foreign effective tax rate partially offset by a higher state and local effective tax rate in the 2005 period.

     Net income was $12.3 million in the 2005 period and $10.2 million in the
2004 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first six months of 2005 was $17.1 million compared to $9.3 million in the first six months of 2004. The increase in net cash provided by operating activities of
$7.8 million was primarily due to higher net income and the release of restricted funds in connection with the resolution of the foreign tax matter at the Company's French subsidiary.

     Net cash used in investment activities was $0.7 million for the six month period ended June 30, 2005 and $4.2 million for the six month period ended June
30, 2004. The cash used in 2005 was all related to capital expenditures while the cash used in 2004 was comprised of contributions of $3.4 million for the investment in the joint venture and $0.8 million for capital expenditures.

     There was no use of net cash in financing activities for the six months ended June 30, 2005, while net cash used in financing activities totaled $14.2 million in the six month period ended June 30, 2004 as a result of scheduled debt repayments of $15.6 million, including an excess cash flow payment of $8.3 million, partially offset by cash provided from stock option exercises of $1.4 million.

     As of June 30, 2005, the Company had no debt outstanding, however its credit agreement was still available and had availability of $6.1 million.

     There have been no material changes to the Company's cash obligations and other commercial commitments which were presented in Form 10-K for the year ended December 31, 2004.

     Although there can be no assurance, the Company believes that its existing working capital, together with the available borrowings under its credit agreement and anticipated cash flow from operating activities, will be sufficient to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future.

     M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $94.3 million in cash and cash equivalents. The Company is considering various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F
Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F
Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions. Under the Amended Credit Agreement,
Mafco Worldwide may not: (a) pay a dividend on, make a payment on account of the purchase, redemption or retirement of, or make any other distribution on any share of any class of its capital stock; (b) loan or advance funds to M & F
Worldwide except for expenses necessary to maintain M & F Worldwide's corporate existence and other out-of-pocket expenses in the ordinary course of business resulting from M & F Worldwide's status as a public company; and (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation, other than in the ordinary course of business, to any person who is a significant stockholder or executive officer of M & F
Worldwide.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended June 30, 2005, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of the Company's management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes", "expects", "estimates",
"projects", "forecasts", "may", "will", "should", "seeks", "plans", "scheduled to", "anticipates", or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report on
Form 10-K for the year ended December 31, 2004 under the heading "Management's
Discussion and Analysis of Financial Condition and Results of Operations -
Critical Accounting Policies". Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the
U.S. federal securities laws, it undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it:

     o   Economic, climatic or political instability, corruption or violence in countries in which the Company sources licorice root and intermediary licorice extracts which may result in a short supply of licorice root raw materials or intermediary licorice extracts coupled with the
         Company's inability to replace its source of licorice root or intermediary licorice extracts from another area or supplier; acts of terrorism and threats of armed conflicts in or around these countries and regions.

     o   Unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in tobacco product sales, changes in consumer preferences, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increase in market share.

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

     o   Greater than expected future asbestos-related claimants or future defense and settlement costs associated with present or future asbestos-related claims or an unanticipated or greater than expected effect on the Company's financial position or results of operations of any asbestos-related matters as to which the Company is not entitled to indemnification.

     o   Unanticipated outcome of or effect upon the Company's financial position or results of operations due to various legal proceedings, claims and investigations pending against the Company, including

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

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

     o   Additional government regulation relating to non-tobacco uses of the
         Company's products.

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

     o   Lower than expected U.S. federal net tax operating losses, consolidated net tax operating losses or alternative minimum tax losses available to the Company.

     o   Unanticipated effects of the Company's adoption of certain new accounting standards.

     o   Unanticipated internal control deficiencies or weaknesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for
the year ended December 31, 2004 presents quantitative and qualitative disclosures about market risk as of December 31, 2004. There have been no material changes in this disclosure as of June 30, 2005.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS
            There were no material developments in legal proceedings during the three months ended June 30, 2005.

ITEM 2.     CHANGES IN SECURITIES
            There were no changes in securities during the three month period ended June 30, 2005.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            There were no events of default upon senior securities during the three month period ended June 30, 2005.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)         The Company's Annual Meeting of Shareholders was held on May 19,
            2005.
(b)         Item not required to be presented.
(c)         At the Annual Meeting of Shareholders, the election of three persons to the Board of Directors of the Company was voted upon. The results of the voting on the matter presented at the Company's Annual
            Meeting of Shareholders was as follows:

            DESCRIPTION                                           VOTES
            ELECTION OF DIRECTORS:            VOTES FOR         WITHHELD
                                           ---------------   --------------

            Philip E. Beekman                 17,524,924          981,089
            Jaymie A. Durnan                  16,068,739        2,437,274
            Stephen G. Taub                   16,104,792        2,401,221

            There were no abstentions or broker non-votes on the election of the
            Directors.

ITEM 5.     OTHER INFORMATION
            No additional information need be presented.

ITEM 6.     EXHIBITS

            31.1*    Certification of Howard Gittis, Chief Executive Officer,
                     dated August 4, 2005.

            31.2*    Certification of Todd J. Slotkin, Chief Financial Officer,
                     dated August 4, 2005.

            32.1     Certification of Howard Gittis, Chief Executive Officer,
                     dated August 4, 2005, pursuant to 18 U.S.C. Section 1350,
                     as adopted pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 (furnished herewith).

            32.2     Certification of Todd J. Slotkin, Chief Financial Officer,
                     dated August 4, 2005, pursuant to 18 U.S.C. Section 1350,
                     as adopted pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 (furnished herewith).

* Filed herewith

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         M & F WORLDWIDE CORP.

Date:      August 4, 2005                By:        /S/ Todd J. Slotkin
      -------------------------              -----------------------------------
                                                       Todd J. Slotkin
                                                Executive Vice President Chief
                                                      Financial Officer
                                                 Principal Financial Officer

Date:      August 4, 2005                By:       /S/ Laurence Winoker
      -------------------------              -----------------------------------
                                                       Laurence Winoker
                                                 Principal Accounting Officer

