Form 10-Q
period 2005-09-30
M & F WORLDWIDE CORP
filed 2005-11-09
CIK 945235

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         Commission file number: 1-13780

                                   ----------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of September 30, 2005, there were 19,122,270 shares of the registrant's
Common Stock outstanding, of which 7,248,000 were held by Mafco Consolidated
Group Inc., a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc.

================================================================================

                              M & F WORLDWIDE CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                               ------------------   -----------------
                                                   2005    2004        2005     2004
                                                  -----   -----       ------   -----

Net revenues                                      $24.6   $21.7       $ 74.0   $71.7
Cost of revenues                                   13.0    10.8         36.9    34.3
                                                  -----   -----       ------   -----
Gross profit                                       11.6    10.9         37.1    37.4
Selling, general and administrative expenses        3.9     3.7         11.8    12.3
                                                  -----   -----       ------   -----
Operating income                                    7.7     7.2         25.3    25.1
Interest income                                     0.9     0.3          2.3     0.8
Interest expense                                     --    (0.3)        (0.1)   (1.2)
Other income (expense), net                          --    (1.6)         0.9    (2.3)
                                                  -----   -----       ------   -----
Income before income taxes                          8.6     5.6         28.4    22.4
(Provision) benefit for income taxes               (2.6)    0.8        (10.1)   (5.8)
                                                  -----   -----       ------   -----
Net income                                        $ 6.0   $ 6.4       $ 18.3   $16.6
                                                  =====   =====       ======   =====
Earnings per common share:
   Basic                                          $0.32   $0.34       $ 0.96   $0.90
                                                  =====   =====       ======   =====
   Diluted                                        $0.31   $0.32       $ 0.93   $0.83
                                                  =====   =====       ======   =====

                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                     (UNAUDITED)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2005           2004
                                                    -------------   ------------
                      ASSETS
Current assets:
   Cash and cash equivalents                           $ 48.0         $103.6
   Marketable securities                                 84.2             --
   Accounts receivable (net of allowances of
      $0.1)                                              13.9           11.0
   Inventories                                           55.0           59.9
   Prepaid expenses and other current assets              4.0            3.5
                                                       ------         ------
Total current assets                                    205.1          178.0

Property, plant and equipment, net                       16.1           18.0
Goodwill, net                                            39.6           41.2
Other intangible assets, net                            109.5          109.7
Deferred tax asset                                        0.6            0.6
Pension asset                                            16.2           15.4
Other assets                                             12.7           13.6
                                                       ------         ------
Total assets                                           $399.8         $376.5
                                                       ======         ======

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $  3.7         $  6.5
   Accrued liabilities                                    9.7            6.1
                                                       ------         ------
Total current liabilities                                13.4           12.6

Deferred tax liabilities                                 24.3           15.4
Other liabilities                                         7.7            8.3

Commitments and contingencies                              --             --

Stockholders' equity:
   Common stock, par value $.01; 250,000,000
      shares authorized; 21,664,170 shares issued
      at September 30, 2005 and 21,641,370 shares
      issued at December 31, 2004                         0.2            0.2
   Additional paid-in capital                            39.4           39.2
   Treasury stock at cost
      2,541,900 shares at September 30, 2005 and
      December 31, 2004                                 (14.8)         (14.8)
   Retained earnings                                    331.8          313.5
   Accumulated other comprehensive (loss) income         (2.2)           2.1
                                                       ------         ------
      Total stockholders' equity                        354.4          340.2
                                                       ------         ------
Total liabilities and stockholders' equity             $399.8         $376.5
                                                       ======         ======

                 See Notes to Consolidated Financial Statements

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 2005     2004
                                                               -------   -------
OPERATING ACTIVITIES
Net income                                                     $  18.3   $ 16.6
Adjustments to derive net cash provided by operating
   activities:
   Depreciation and amortization                                   2.2      4.6
   Deferred income taxes                                           9.0      7.0
Changes in operating assets and liabilities:
   Increase in accounts receivable                                (3.2)    (2.9)
   Decrease (increase) in inventories                              3.5     (1.2)
   (Increase) decrease in prepaid expense and other current
      assets                                                      (0.5)     0.4
   Increase in pension asset                                      (0.8)    (0.6)
   Decrease in accounts payable and accrued expenses              (1.1)    (4.3)
   Other, net                                                      2.0     (2.6)
                                                               -------   ------
      Net cash provided by operating activities                   29.4     17.0

INVESTING ACTIVITIES
Investment in marketable securities                             (114.1)      --
Sales of marketable securities                                    30.0       --
Investment in joint venture                                         --     (4.5)
Capital expenditures                                              (1.0)    (1.4)
                                                               -------   ------
      Net cash used in investing activities                      (85.1)    (5.9)

FINANCING ACTIVITIES
Stock options exercised                                            0.2      2.6
Repayments of notes payable and credit agreements                   --    (34.6)
                                                               -------   ------
      Net cash provided (used) in financing activities             0.2    (32.0)
Effect of exchange rate changes on cash                           (0.1)     0.2
                                                               -------   ------
Net decrease in cash and cash equivalents                        (55.6)   (20.7)
Cash and cash equivalents at beginning of period                 103.6    115.3
                                                               -------   ------
Cash and cash equivalents at end of period                     $  48.0   $ 94.6
                                                               =======   ======

Supplemental disclosure of cash paid for:
   Interest                                                    $   0.1   $  1.1
   Taxes paid, net of refunds                                      1.3      0.7

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

     At September 30, 2005, MacAndrews & Forbes Holdings Inc.'s ("Holdings")
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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash equivalents primarily consist of securities with maturities of 90 days or less when purchased (short-term money market funds and commercial paper) and variable rate demand notes, which are puttable to the issuers. Marketable securities consist of auction rate securities, which are highly liquid. Cash equivalents and marketable securities are carried at cost, which approximates market value.

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

     There were no stock options granted by the Company during the first nine months of 2005 and 2004.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS
No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                  ------------------   -----------------
                                                     2005    2004        2005    2004
                                                    -----   -----       -----   -----

Net income, as reported                             $ 6.0   $ 6.4       $18.3   $16.6

Less: total stock-based employee compensation
   expense determined under fair value method
   for all awards, net of related tax effects          --    (0.1)         --    (0.2)
                                                    -----   -----       -----   -----
Pro forma net income                                $ 6.0   $ 6.3       $18.3   $16.4
                                                    =====   =====       =====   =====

Earnings per common share:

Basic earnings per common share - as reported       $0.32   $0.34       $0.96   $0.90
Basic earnings per common share - pro forma         $0.32   $0.34       $0.96   $0.89

Diluted earnings per common share - as reported     $0.31   $0.32       $0.93   $0.83
Diluted earnings per common share - pro forma       $0.31   $0.32       $0.92   $0.82

4.   INVENTORIES

     Inventories consist of the following:

                   SEPTEMBER 30,   DECEMBER 31,
                        2005           2004
                   -------------   ------------
Raw Materials          $40.5           $44.7
Work-in-progress         0.1             0.5
Finished Goods          14.4            14.7
                       -----           -----
                       $55.0           $59.9
                       =====           =====

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

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                      ------------------   -----------------
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                         2005    2004         2005    2004
                                        -----   -----        -----   -----
Net sales to external customers (a)
   North America (b)                    $20.5   $18.4        $61.5   $60.1
   France                                 4.1     3.3         12.5    11.6
                                        -----   -----        -----   -----
   Total                                $24.6   $21.7        $74.0   $71.7
                                        =====   =====        =====   =====

Operating income (loss)
   North America (b)                    $ 8.7   $ 9.0        $28.6   $28.3
   France                                 0.8     0.6          2.2     2.7
   Corporate                             (1.8)   (2.4)        (5.5)   (5.9)
                                        -----   -----        -----   -----
Operating income                        $ 7.7   $ 7.2        $25.3   $25.1
                                        =====   =====        =====   =====

(a)  Revenues reported by country of domicile.

(b)  Includes export sales of $8.9 and $7.0 for the three months ended September
     30, 2005 and 2004, respectively and $24.2 and $23.1 for the nine months ended September 30, 2005 and 2004, respectively.

7.   COMPREHENSIVE INCOME

     For the three months ended September 30, 2005 and 2004, comprehensive income amounted to $5.8 and $7.0, respectively. For the nine months ended
September 30, 2005 and 2004, comprehensive income amounted to $14.0 and $16.2, respectively. The difference between net income and comprehensive income relates to the change in foreign currency translation adjustments.

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

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      ------------------   -----------------
                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                          2005   2004         2005   2004
                                                          ----   ----         ----   ----

Basic weighted average common shares outstanding:         19.1   18.7         19.1   18.5

Diluted weighted average common shares outstanding:       19.8   20.0         19.8   20.0

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

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   ------------------   -----------------
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                      2005    2004         2005   2004
                                                     -----   -----        -----   -----

Service cost - benefits earned during the period     $ 0.1   $ 0.1        $ 0.2   $ 0.2
Interest cost on projected benefit obligations         0.1     0.1          0.3     0.3
Expected return on plan assets                        (0.4)   (0.4)        (1.2)   (1.1)
Amortization of prior service cost                      --      --          0.1      --
Amortization of net loss                                --      --           --     0.1
                                                     -----   -----        -----   -----
Net pension income                                   $(0.2)  $(0.2)       $(0.6)  $(0.5)
                                                     =====   =====        =====   =====

     The Company's contributions to its pension plans, which are based on current legal requirements, were minimal for the three and nine months ended
September 30, 2005 and 2004.

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
Pneumo Abex had $2.2 of letters of credit outstanding at both September 30, 2005 and December 31, 2004 in connection with the Reimbursement Agreement.

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

11.  SUBSEQUENT EVENTS

     On October 31, 2005, the Company announced that it had entered into a Stock
Purchase Agreement, dated as of October 31, 2005, with Honeywell International,
Inc., pursuant to which the Company will acquire all of the issued and outstanding shares of Novar USA Inc. for a purchase price of $800. Novar USA,
Inc. had revenues of approximately $608 in 2004. Novar USA, Inc. is the parent company of the businesses

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

operated by Clarke American and related companies, including Alcott Routon,
Checks in the Mail and B2Direct. Clarke American provides check-related products and extensive servicing to financial institution customers. Alcott Routon provides direct marketing programs based on analytics and predictive modeling to help financial institutions target customers. Checks in the Mail supplies checks and other financial documents directly to consumers, and B2Direct offers customized business kits and treasury management services to businesses. The acquisition is subject to the satisfaction or waiver of customary closing conditions, including, among other things, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976,
as amended. The Company expects to finance the acquisition with a combination of cash-on-hand and new borrowings.

     On November 8, 2005, the Company was informed that Mafco Worldwide had been assigned approximately 62,000 shares of Principal Financial Group, Inc. (the
"Principal Shares") pursuant to a 2004 agreement with a predecessor. Mafco
Worldwide had recently learned of the existence of the Principal Shares in the name of a predecessor and had been working to obtain their transfer. Based on the closing price for the Principal Shares on the New York Stock Exchange as of
November 7, 2005, the Principal Shares have a value of $3.2.

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

CONSOLIDATED OPERATING RESULTS

     THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2004

     Total net revenues increased by $2.9 million, or 13.4% to $24.6 million in the 2005 period from $21.7 million in the 2004 period. The increase in net revenues resulted from higher domestic sales to the international tobacco industry of $1.8 million and increased domestic sales to the tobacco industry in the United States of $0.1 million. The increase was due to major customers returning to historical order patterns after completing restructuring of operations between domestic and foreign facilities. Other licorice and non-licorice domestic revenues increased by $0.2 million in the 2005 period compared to the 2004 period and the Company's foreign revenues increased by $0.8 million, due principally to higher volume.

     Cost of revenues was $13.0 million in the 2005 period and $10.8 million in the 2004 period, an increase of $2.2 million. The increase in cost of revenues was due to the increase in sales, substantially higher energy costs and inflationary pressure on other manufacturing costs, including raw materials. As a percentage of revenues, cost of revenues was 52.9% in the 2005 period as compared to 49.8% in the 2004 period.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Gross profit was $11.6 million in the 2005 period and $10.9 million in the
2004 period.

     Selling, general and administrative expenses were $3.9 million in the 2005 period and $3.7 million in the 2004 period, an increase of $0.2 million. The increase was due primarily to higher professional fees in the 2005 period.

     Interest income was $0.9 million in the 2005 period and $0.3 million in the
2004 period. The increase was due mainly to higher interest rates and increased cash balances available for investment in cash equivalents and marketable securities in the 2005 period.

     Interest expense was zero in the 2005 period and $0.3 million in the 2004 period. The decrease was due to the repayment of all borrowings under the
Amended Credit Agreement in September 2004.

     Other income (expense), net was zero in the 2005 period and $1.6 million of other expense, net in the 2004 period. The expense in the 2004 period primarily relates to the amortization of deferred financing costs.

     The provision for income taxes as a percentage of income was a tax provision of 30.1% in the 2005 period and a tax benefit of 14.3% in the 2004 period. The rate in 2005 was lower than the Federal, foreign and state statutory rate due to a reversal of reserves of $0.8 million for certain prior year issues due to the resolution of certain tax matters. The benefit rate in 2004 is due principally to a reversal of reserves of $2.7 million for certain prior year issues due to the resolution of certain tax audits.

     Net income was $6.0 million in the 2005 period and $6.4 million in the 2004 period.

     NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 2004

     Total net revenues increased by $2.3 million, or 3.2% to $74.0 million in the 2005 period from $71.7 million in the 2004 period. Increases in domestic sales to the domestic tobacco industry in the United States of $0.8 million and increases in domestic sales to the international tobacco industry of $0.7 million were due to major customers returning to historical order patterns after completing restructuring of operations between domestic and foreign facilities.
Non-licorice domestic revenues decreased $0.1 million due to lower shipment volume caused by a major customer shifting orders among overseas manufacturing locations. The Company's foreign revenues increased by $0.9 million, principally resulting from higher volume as well as a favorable exchange translation effect on its Euro sales of $0.3 million.

     Cost of revenues was $36.9 million in the 2005 period and $34.3 million in the 2004 period, an increase of $2.6 million. The increase in cost of revenues was due to the increase in sales, substantially higher energy costs and inflationary pressure on other manufacturing costs, including raw materials. As a percentage of revenues, cost of revenues was 49.9% in the 2005 period as compared to 47.8% in the 2004 period.

     Gross profit was $37.1 million in the 2005 period and $37.4 million in the
2004 period.

     Selling, general and administrative expenses were $11.8 million in the 2005 period and $12.3 million in the 2004 period. The decrease in 2005 compared to
2004 is due to lower insurance expense and lower professional fees in the 2005 period.

     Interest income was $2.3 million in the 2005 period compared to $0.8 million in the 2004 period. The increase of $1.5 million is due mainly to higher interest rates and increased cash balances available for investment in cash equivalents and marketable securities in the 2005 period.

     Interest expense was $0.1 million in the 2005 period and $1.2 million in the 2004 period. The decrease was due to the repayment of all borrowings under the Amended Credit Agreement in September 2004.

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Other income (expense), net was $0.9 million of other income, net in the
2005 period compared to other expense, net of $2.3 million in the 2004 period.
The income in the 2005 period results from the resolution of a claim against a former shareholder of the Company. The expense in the 2004 period primarily relates to the amortization of deferred financing costs.

     The provision for income taxes as a percentage of income was 35.7% in the
2005 period and 25.8% in the 2004 period. The rate in both 2005 and 2004 is lower than the Federal, foreign and state statutory rate due primarily to a reversal of reserves of $0.8 million in 2005 and $2.7 million in 2004 for certain prior year issues due to the resolution of certain tax matters.

     Net income was $18.3 million in the 2005 period and $16.6 million in the
2004 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities during the first nine months of 2005 was $29.4 million compared to $17.0 million in the first nine months of 2004. The increase in net cash provided by operating activities of $12.4 million was primarily due to higher net income and the release of restricted funds in connection with the resolution of the foreign tax matter at the Company's French subsidiary.

     Net cash used in investment activities was $85.1 million for the nine month period ended September 30, 2005 and $5.9 million for the nine month period ended
September 30, 2004. The cash used in 2005 was related to investments in marketable securities of $84.1 million and capital expenditures of $1.0 million while the cash used in 2004 was comprised of contributions of $4.5 million for the investment in the joint venture and $1.4 million for capital expenditures.

     Net cash provided by financing activities for the nine months ended
September 30, 2005 of $0.2 million resulted from the exercise of stock options, while net cash used in financing activities totaled $32.0 million in the nine month period ended September 30, 2004 as a result of scheduled debt repayments of $15.6 million, including an excess cash flow payment of $8.3 million and an early repayment of the remaining outstanding debt of $19.0 million, partially offset by cash provided from stock option exercises of $2.6 million.

     As of September 30, 2005, the Company had no debt outstanding, however its credit agreement was still available and had availability of $6.1 million.

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

          M & F Worldwide is a holding company whose material assets are its ownership interest in its subsidiaries and approximately $94.8 million in cash, cash equivalents and marketable securities (such amount excludes an additional
$37.4 million in cash and cash equivalents held by M & F Worldwide's subsidiaries). The Company intends to utilize a substantial portion of the cash, cash equivalents and marketable securities to finance the acquisition of Novar
USA, Inc. described below. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own.
Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand and the sale of its investments, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F
Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions. Under the Amended Credit Agreement,
Mafco Worldwide may not: (a) pay a dividend on, make a payment on account of the purchase, redemption or retirement of, or make any other distribution on any share of any class of its capital stock; (b) loan or advance

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

funds to M & F Worldwide except for expenses necessary to maintain M & F
Worldwide's corporate existence and other out-of-pocket expenses in the ordinary course of business resulting from M & F Worldwide's status as a public company;
and (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation, other than in the ordinary course of business, to any person who is a significant stockholder or executive officer of M & F Worldwide.

          On October 31, 2005, the Company announced that it had entered into a
Stock Purchase Agreement, dated as of October 31, 2005, with Honeywell
International, Inc., pursuant to which the Company will acquire all of the issued and outstanding shares of Novar USA Inc. for a purchase price of $800 million. Novar USA, Inc. had revenues of approximately $608 million in 2004.
Novar USA, Inc. is the parent company of the businesses operated by Clarke
American and related companies, including Alcott Routon, Checks in the Mail and
B2Direct. Clarke American provides check-related products and extensive servicing to financial institution customers. Alcott Routon provides direct marketing programs based on analytics and predictive modeling to help financial institutions target customers. Checks in the Mail supplies checks and other financial documents directly to consumers, and B2Direct offers customized business kits and treasury management services to businesses. The acquisition is subject to the satisfaction or waiver of customary closing conditions, including, among other things, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as
amended. The Company expects to finance the acquisition with a combination of cash-on-hand and new borrowings.

     On November 8, 2005, the Company was informed that Mafco Worldwide had been assigned approximately 62,000 shares of Principal Financial Group, Inc. (the
"Principal Shares") pursuant to a 2004 agreement with a predecessor. Mafco
Worldwide had recently learned of the existence of the Principal Shares in the name of a predecessor and had been working to obtain their transfer. Based on the closing price for the Principal Shares on the New York Stock Exchange as of
November 7, 2005, the Principal Shares have a value of $3.2 million.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended September 30, 2005, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of the
Company's management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements
that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes", "expects", "estimates", "projects", "forecasts", "may", "will",
"should", "seeks", "plans", "scheduled to", "anticipates", or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December
31, 2004 under the heading "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Critical Accounting Policies".
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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     o    The inability to consummate the acquisition of Novar USA, Inc., and the related financings, on terms favorable to the Company or at all.

     o    Unanticipated internal control deficiencies or weaknesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for
the year ended December 31, 2004 presents quantitative and qualitative disclosures about market risk as of December 31, 2004. There have been no material changes in this disclosure as of September 30, 2005.

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

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        There were no material developments in legal proceedings during the three months ended September 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        There were no unregistered sales of equity securities during the three month period ended September 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        There were no events of default upon senior securities during the three month period ended September 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the three month period ended September 30, 2005.

ITEM 5. OTHER INFORMATION

        No additional information need be presented.

ITEM 6. EXHIBITS

     10.1    Stock Purchase Agreement, dated as of October 31, 2005, by and between M & F Worldwide Corp. and Honeywell International Inc.
             (incorporated by reference to M & F Worldwide Corp.'s Form 8-K dated October 31, 2005.)

     31.1*   Certification of Howard Gittis, Chief Executive Officer, dated
             November 9, 2005.

     31.2*   Certification of Todd J. Slotkin, Chief Financial Officer, dated
             November 9, 2005.

     32.1    Certification of Howard Gittis, Chief Executive Officer, dated
             November 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             (furnished herewith).

     32.2    Certification of Todd J. Slotkin, Chief Financial Officer, dated
             November 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             (furnished herewith).

* Filed herewith

                                   SIGNATURES

                     M & F WORLDWIDE CORP. AND SUBSIDIARIES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             M & F WORLDWIDE CORP.

Date: November 9, 2005                       By: /s/ Todd J. Slotkin
                                                 -------------------------------
                                                 Todd J. Slotkin
                                                 Executive Vice President
                                                 Chief Financial Officer
                                                 Principal Financial Officer

Date: November 9, 2005                       By: /s/ Laurence Winoker
                                                 -------------------------------
                                                 Laurence Winoker
                                                 Principal Accounting Officer

