Form 10-K
period 2005-12-31
M & F WORLDWIDE CORP
filed 2006-03-16
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-13780

M & F WORLDWIDE CORP.

(Exact name of registrant as specified in its charter)

Delaware	02-0423416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 East 62nd Street, New York, N.Y.	10021
(Address of principal executive offices)	(Zip Code)

212-572-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filerAccelerated filerNon-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      No

The aggregate market value of the Common Stock held by non-affiliates of the registrant (using the New York Stock Exchange closing price as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $158,335,639. The number of shares of Common Stock outstanding as of March 1, 2006 was 19,330,492.

Portions of the registrant’s 2006 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

This Form 10-K is being distributed to stockholders in lieu of a separate annual report.

M & F WORLDWIDE CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2005

		PAGE
PART I
Item 1	Business
	Licorice Products	1
	Checks, Related Products and Direct Marketing Services	5
Item 1A	Risk Factors	12
Item 2	Properties	26
Item 3	Legal Proceedings	27
Item 4	Submission of Matters to a Vote of Security Holders	27
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Repurchases of Equity Securities	28
Item 6	Selected Financial Data	28
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A	Quantitative and Qualitative Disclosures about Market Risks	49
Item 8	Financial Statements and Supplementary Data	49
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A	Controls and Procedures	50
PART III
Item 10	Directors and Executive Officers of the Registrant		*
Item 11	Executive Compensation		*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		*
Item 13	Certain Relationships and Related Transactions		*
Item 14	Principal Accountant Fees and Services		*
PART IV
Item 15	Exhibits and Financial Statement Schedules	55

*	Incorporated by reference from M & F Worldwide Corp. 2006 Proxy Statement

i

PART I

Item 1.    Business

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Mafco Worldwide Corporation (‘‘Mafco Worldwide’’) and, since December 15, 2005, Clarke American Corp. (‘‘Clarke American’’). At December 31, 2005, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiary Mafco Consolidated Group Inc. (‘‘MCG’’), beneficially owned approximately 38% of the outstanding M & F Worldwide Common Stock.

On December 15, 2005, M & F Worldwide acquired the issued and outstanding shares of Novar USA Inc. (‘‘Novar’’) from Honeywell International Inc. (‘‘Honeywell’’) for a purchase price of $800 million in cash, subject to a post-closing working capital adjustment. Clarke American is the successor by merger to Novar.

As a result of the acquisition of Clarke American, the Company has two business lines, which are operated by Mafco Worldwide and Clarke American. Mafco Worldwide’s business is the production of licorice products for sale to the tobacco, food, pharmaceutical and confectionery industries (which is the Company’s Licorice Products segment). Clarke American’s business is providing checks, check-related products and direct marketing services. Clarke American’s business consists of two divisions: the Financial Institution division, which is focused on financial institution clients and their customers (the Company’s Financial Institution segment), and the Direct-to-Consumer division, which is focused on individual customers (the Company’s Direct-to-Consumer segment). See Note 22 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional segment information.

Licorice Products

Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; and Gardanne, France; and at the facilities of its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China. Approximately 73% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. In addition, Mafco Worldwide manufactures and sells cocoa and carob products for use in the tobacco industry.

Mafco Worldwide also sells licorice worldwide to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring and masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin and other products.

Mafco Worldwide also sells licorice root residue as garden mulch under the name Right Dress.

Mafco Worldwide has achieved its position as the world’s leading manufacturer of licorice products through its experience in obtaining licorice root, its technical expertise at maintaining the consistency and quality of its product and its ability to develop and manufacture proprietary formulations for individual customers and applications.

Mafco Worldwide’s Operating Strategies

Mafco Worldwide intends to maintain its position as the world leader in licorice products by improving its manufacturing process and raw material procurement in order to achieve stable costs and by continuing to operate ventures in strategic areas of the world to enhance its overall licorice business.

Mafco Worldwide’s Products and Manufacturing

Licorice products.    Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, and Gardanne, France; produces licorice derivatives at its joint ventures facilities in Zhangjiagang, Jiangsu, People’s Republic of China (‘‘ZFTZ’’) and manufactures and distributes certain tobacco flavorings at its joint venture facility in Weihai, Shandong, People’s Republic of China. Mafco Worldwide selects licorice root from various sources to optimize flavor enhancing and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semi fluid or blocks, depending on the customer’s requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with intermediary licorice extracts from other producers and non-licorice ingredients to produce licorice products that meet the individual customer’s requirements. Licorice extracts are further purified at Mafco Worldwide’s joint venture facilities to produce licorice derivatives. Mafco Worldwide maintains finished goods inventories of sufficient quantity to normally provide immediate shipment to its tobacco and non-tobacco customers.

Non-licorice products.    Mafco Worldwide also sells flavoring agents and plant products to the tobacco, spice, pharmaceutical and health food industries. Mafco Worldwide cleans and grinds natural plant products into finished products.

Mafco Worldwide’s Raw Materials

Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant’s roots, which can be up to several inches thick and up to 25 feet long, are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, the Company acquires the root in local markets for shipment to Mafco Worldwide’s processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by Mafco Worldwide originates in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Kazakhstan, Tajikistan, Turkmenistan, Uzbekistan and Turkey. Through many years of experience, Mafco Worldwide has developed extensive knowledge and relationships with its suppliers in these areas. Although the amount of licorice root Mafco Worldwide purchases from any individual source or country varies from year to year depending on cost and quality, Mafco Worldwide endeavors to purchase some licorice root from all available sources. This sourcing strategy enables Mafco Worldwide to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomic, Mafco Worldwide will be able to replace that source with licorice root from another area or supplier. Mafco Worldwide has therefore been able to obtain licorice root raw materials without interruption since World War II, even though there has been periodic instability in the areas of the world where licorice root raw materials are obtained. During 2005, Mafco Worldwide had numerous suppliers of root, and one vendor who supplied approximately 60% of Mafco Worldwide’s total root purchases. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for three years. At December 31, 2005, Mafco Worldwide had on hand a supply of licorice root raw material approaching three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore Mafco Worldwide has experienced little, if any, raw material spoilage.

In addition to licorice root, Mafco Worldwide also uses intermediary licorice extracts and licorice derivatives produced by Mafco Worldwide’s joint venture facilities in ZFTZ and purchases licorice extracts and derivatives from other manufacturers for use as a raw material. These products are available from producers primarily in the People’s Republic of China and Central Asia in quantities sufficient to meet Mafco Worldwide’s current requirements and anticipated requirements for the foreseeable future.

Other raw materials for Mafco Worldwide’s non-licorice products and plant products are commercially available through many domestic and foreign sources.

Mafco Worldwide’s Sales and Marketing

All sales in the U.S. (including sales of licorice products to U.S. cigarette manufacturers for use in American blend cigarettes to be exported) are made through Mafco Worldwide’s offices located in Camden, New Jersey or Richmond, Virginia, with technical support from Mafco Worldwide’s research and development department. Outside the U.S., Mafco Worldwide sells its products from its Camden, New Jersey offices, through its French subsidiaries, Chinese joint ventures and through exclusive agents as well as independent distributors.

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

Mafco Worldwide sells licorice root residue, a by-product of the licorice extract manufacturing process, as garden mulch under the name Right Dress. Distribution of Right Dress is generally limited to the area within a 200-mile radius of Camden, New Jersey due to shipping costs and supply limitations.

In 2005, Mafco Worldwide’s ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 69% of Mafco Worldwide’s net revenues and approximately 56% of the Company’s consolidated net revenues. One customer, Altria Group Inc., accounted for approximately 36% of Mafco Worldwide’s 2005 net revenues and approximately 29% of the Company’s consolidated net revenues. If Altria Group Inc. were to stop purchasing licorice from Mafco Worldwide, it would have a significant adverse effect on the financial results of Mafco Worldwide.

Mafco Worldwide’s Competition

Mafco Worldwide’s position as the largest manufacturer of licorice products in the world arises from its long-standing ability to provide its customers with a steady supply of high quality and consistent products, together with superior technical support. Producing licorice products of consistently high quality requires an experienced work force, careful manufacturing and rigorous quality control. Mafco Worldwide’s long-term relationships and knowledge of the licorice root market are of great value in enabling it to consistently acquire quality raw materials. Although Mafco Worldwide could face increased competition in the future, Mafco Worldwide currently encounters limited competition in sales of licorice products to tobacco companies in many of its markets as a result of the factors described above and the large investments in inventories of raw materials and production facilities that are required to adequately fulfill its customers’ needs. Other markets in which Mafco Worldwide operates, particularly the confectionery licorice market in Europe, are more competitive. Significant competing producers of licorice products are government-owned and private corporations in the People’s Republic of China and Iran and a private corporation based in Israel.

The Tobacco Industry

Developments and trends within the tobacco industry may have a material effect on the operations of Mafco Worldwide.

U.S. cigarette consumption declined an estimated 2.6% during 2005 and approximately 2% to 3% annually over the previous ten years due to significant price increases introduced by the cigarette manufacturers in part to recover costs related to the 1998 Master Settlement Agreement with the state attorneys general, as well as greater awareness of health risks by consumers, continuing restrictions on smoking areas and sales tax increases on cigarettes. Sales of American blend cigarettes also declined in Western Europe during 2005 due to increased regulation, smoking restrictions and tax increases. The rate of sales decline during 2005 far exceeded the average rate of decline experienced by this region over the past several years.

Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. Domestic consumption of chewing tobacco products has declined for more than a decade by approximately 4.0%

per year. Chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970’s due at least in part to the shift away from cigarettes and other types of smoking tobacco. Consumption of moist snuff has increased approximately 4% to 5% per year over the past ten years.

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

For more than 40 years, the sale and use of tobacco products has been subject to opposition from government and health officials in the U.S. and other countries due to claims that tobacco consumption is harmful to an individual’s health. In addition, the World Health Organization has identified smoking as a significant world health risk. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state, federal and foreign taxes on cigarettes have resulted in lower tobacco consumption, which is likely to continue in the future. Mafco Worldwide cannot predict the future course of tobacco regulation. Any substantial increase in tobacco regulation may adversely affect tobacco product sales, which could indirectly have a material adverse effect on Mafco Worldwide.

Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. In part as a result of settlements in certain of this litigation, the cigarette companies have significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Since 1999, cigarette consumption in the U.S. has decreased due to the higher prices of cigarettes, the increased emphasis on the health effects of cigarettes and the continuing restrictions on smoking areas. At this time Mafco Worldwide is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on Mafco Worldwide’s financial performance. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may be party to such litigation. This litigation, if successful, could have a material adverse effect on Mafco Worldwide.

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

Environmental Matters related to Mafco Worldwide

Mafco Worldwide is subject to applicable state, federal and foreign environmental laws. Management believes that Mafco Worldwide’s operations are in substantial compliance with all applicable environmental laws. Although no other material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that Mafco Worldwide will not incur costs in the future relating to environmental matters that would have a material adverse effect on Mafco Worldwide’s business or financial condition.

Seasonality in Mafco Worldwide’s Business

The licorice product business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first seven months of the year.

Sales Backlog in Mafco Worldwide’s Business

The sales backlog of Mafco Worldwide at any time is generally not significant. Domestic and foreign orders from tobacco and non-tobacco customers are received with shipment requirements annually, quarterly, monthly or weekly depending upon the customer’s needs. Certain confectionery and health food customers negotiate annual contracts, which were not significant at December 31, 2005.

Mafco Worldwide’s Employees

At December 31, 2005, Mafco Worldwide had approximately 207 employees. Mafco Worldwide has 156 employees covered under collective bargaining agreements. The Mafco Worldwide collective bargaining agreement covering employees at the Camden, New Jersey facility expires at the end of May 2008. Management of Mafco Worldwide believes that employee relations are good.

Checks, Related Products, and Direct Marketing Services

Clarke American is one of the three largest providers of checks and check-related products and services in the United States based on revenues, and it is a leading provider of direct marketing services to financial institutions. Clarke American serves financial institutions through the Clarke American and Alcott Routon brands and consumers and businesses directly through the Checks In The Mail (‘‘CITM’’) and B2Direct brands. Clarke American has an industry leading reputation for quality and has won several third party and customer awards.

Clarke American’s two business divisions are the Financial Institution division (84% of its revenues for the full fiscal year 2005) and the Direct-to-Consumer division (16% of its revenues for the full fiscal year 2005). Customers ordering through the Financial Institution division order checks from Clarke American’s financial institution clients, and Clarke American manages that check order process on their behalf. The Direct-to-Consumer division serves customers who prefer to order checks directly from a check provider.

Clarke American’s products primarily consist of checks and check-related products, such as deposit tickets and checkbook covers, and Clarke American provides related delivery services. Clarke American also offers specialized direct marketing services to its financial institution partners and other enterprises. Clarke American manages customer orders on behalf of its financial institution clients through its contact centers or its websites, which are the preferred channels for orders. Orders received through preferred channels generally produce higher revenue than orders received from Clarke American’s other channels, and Clarke American has been successful in working with financial institutions to migrate their customers to these preferred channels.

Financial institutions recognize consumer checking accounts as one of the primary relationships with their customers which they use to sell services such as credit cards, auto financing and investment services, and to improve customer retention. Clarke American has developed an expertise in partnering with financial institutions to integrate platforms for high quality order management. Clarke American adds value to the customer checking account relationship on behalf of financial institutions by:

•	improving customer satisfaction through consistent product quality and expertise in matching customer preferences with the right product and delivery options;

•	expanding customer relationships through cross-selling and up-selling checks and related financial products on behalf of its financial institution clients; and

•	leveraging Clarke American’s integration with its financial institution clients’ checking account processes to improve their customer service and operational efficiencies.

Clarke American’s Industry

Clarke American’s management believes the U.S. check market is the largest in the world. The check industry has two main segments: the financial institution segment and the direct segment. Clarke

American believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address. Checks written remain the largest form of non-cash payment in the U.S., representing more transactions than credit and debit transactions combined. According to a 2004 Federal Reserve Payments Study, the total number of all non-cash payments (including checks and electronic payments) in the U.S. has increased from approximately 72.5 billion in 2000 to approximately 81.2 billion in 2003. According to Global Concepts, Inc., an independent consulting firm hired by the Federal Reserve to analyze check writing patterns, the number of checks written has declined approximately 4.0% annually from 2000 to 2003, and is forecast to decline by approximately 3.7% annually from 2004 to 2009.

Clarke American’s Financial Institution Division

Clarke American’s Financial Institution division provides checks and check-related services to financial institutions and to the account holders of such financial institutions. Clarke American serves this segment through its Clarke American and Alcott Routon brands. For the full fiscal year 2005, Clarke American derived approximately 84% of its revenues and 91% of its operating income from this segment.

Clarke American offers its financial institution clients a complete line of standard and specialized check products and accessories. Clarke American earns product and delivery fees from each client, who in turn earn a mark-up on the final sale to an account holder or customer. As a result, Clarke American’s clients benefit from the sale of products and accessories along with Clarke American. In addition, Clarke American also provides complete fulfillment, including delivery to the end-user and offers check users the option to place orders directly through its contact centers and websites as opposed to placing orders through client branches or by way of mail order forms. Furthermore, Clarke American also provides marketing services for its financial institution clients. By relying on Clarke American for these day-to-day services, its financial institution clients are able to focus on their core activities, while also providing account holders with Clarke American’s high-quality products and services.

Products and Services

Checks and Check-Related Products and Services

In addition to offering basic personal checks, Clarke American also offers customized check products and services. Specialized check products include increasingly popular checks customized with licensed designs and characters, such as cartoon characters, collegiate designs and photographs. Clarke American also offers accessories, such as leather checkbook covers, calculators, customized labels, recording registers and bill paying accessories. In addition, Clarke American offers various delivery options, including expedited and trackable delivery.

Small businesses typically rely on their checking accounts as the primary financial management tool for cash flow and accounting purposes. Clarke American provides its financial institution clients’ small business customers with the products and services they need to manage deposits, pay suppliers, pay employees and keep track of their cash balances. Clarke American also provides small business products for both manual accounting bookkeeping systems and financial accounting software programs. Its products also include accessories for bill payment and management, such as self-sticking labels, stamps, file boxes, calculators and recording registers.

Direct Marketing Services

Direct marketing services consist of marketing messages delivered directly to financial institution account holders on behalf of Clarke American’s financial institution clients. Direct marketing services generate incremental revenue and profit opportunities and enable Clarke American to participate directly in the growth of its clients.

With the acquisition of Alcott Routon in 2004, Clarke American expanded its direct marketing capabilities to include customized direct marketing campaigns. Alcott Routon’s direct marketing campaigns are based on sophisticated analytics and predictive models that identify high-quality direct marketing opportunities. For example, financial institutions employ Alcott Routon to analyze their account holder databases and identify attractive leads for marketing specific financial products, such as home equity lines of credit.

Clarke American also provides its clients with direct marketing services consisting of marketing messages delivered though existing contact channels such as mail, Internet, and phone directly to its clients’ account holders. Direct marketing services include promoting products such as money market accounts and credit cards, and can be delivered through multiple channels. Clarke American is well-positioned to deliver this type of product in a timely manner by virtue of its integration with the new account platforms of Clarke American’s clients. Clarke American is enhancing the marketing messages delivered through existing contact channels utilizing Alcott Routon’s analytics capabilities to increase the effectiveness of Clarke American clients’ promotions.

Sales and Marketing

Clarke American manages relationships with large and complex financial institutions through dedicated account management teams composed of relationship management, marketing, operations and service-oriented skill sets. Clarke American has deployed a sales force on a regional basis, targeting distinct financial institution segments ranging from major nationwide and large regional banks and securities firms to community banks and credit unions.

Clients and Customers

The customers of the Financial Institution division range from major nationwide and large regional banks and securities firms to community banks and credit unions. Clarke American generally contracts with its clients to be the sole and often ‘‘exclusive’’ supplier of checks and check-related products to its clients’ customers. The initial terms of its agreements generally range from three to five years, and are generally terminable for cause only, although a few of these financial institution clients, including Bank of America, can terminate their contracts for convenience. See ‘‘Risk Factors — Risks Related to Clarke American’s Business and Industry — Clarke American is dependent on a few large financial institution clients, and adverse changes in its relationships with these highly-concentrated clients may adversely affect its revenues and profitability.’’

Clarke American’s Direct-to-Consumer Division

Clarke American’s Direct-to-Consumer division provides checks and check-related products and services directly to consumers. Clarke American is one of the top three providers in the consumer direct segment through its CITM and B2Direct brands. For the full fiscal year 2005, Clarke American derived approximately 16% of its revenues and 9% of its operating income from this segment.

Products and Services

Checks and Check-Related Products and Services

CITM has innovative designs and products, with over 90 different check designs available. Clarke American’s check designs have matching address labels and coordinating covers, which offer customers product personalization and provide Clarke American with complementary products to cross-sell and drive increased value per order. CITM has also expanded its product suite to include photo products, color imaging and stationery. Clarke American’s Direct-to-Consumer division also offers various delivery options, including expedited and trackable delivery.

Check Programs and Customized Business Kits

Clarke American offers check programs and customized business kits to retail businesses and direct-selling organizations through its B2Direct brand. Clarke American’s check programs for retail businesses allow those businesses to market Clarke American’s products, such as checks, checkbook covers, address labels, stamps and delivery services, to their customers through the Internet, direct mail, store promotions and contact centers. Clarke American’s customized business kits provide direct selling organizations, such as large national retailers, with business cards, name tags, stamps, product and address labels and business stationery in addition to checks and check-related products.

Treasury Management

B2Direct also provides treasury management services, such as integrated cash deposit products, customized deposit tickets and security bags, to multi-location retail businesses that make frequent cash deposits.

Sales and Marketing

CITM primarily markets products through personalized check inserts in newspapers and advertisements sent directly to residences, although the Internet has been growing in importance as an advertising channel. Online shopping, contact center access, mail order and an automated voice response system enable customers to order Clarke American’s products directly at their convenience. Additional advertising channels include magazine advertisement, statement inserts, in-package inserts and coupon circular inserts. B2Direct’s sales force is divided between multi-location retail businesses and direct-selling organizations.

Clients and Customers

The customers of the Direct-to-Consumer division range from individual consumers to private label resellers of check products, direct-selling organizations and multi-location retail businesses.

Clarke American’s Suppliers

The main supplies used in check printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Clarke American has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Clarke American has not historically experienced any material shortages and believes it has redundancy in its supplier network for each of its key inputs.

Clarke American’s Competition

Clarke American has three major competitors: Deluxe Corporation, John H. Harland Company and Custom Direct. Clarke American competes on the basis of service, convenience, quality, product range and price. Clarke American believes that it differentiates itself by:

•	improving customer satisfaction through consistent product quality and expertise in matching customer preferences with the right product and delivery options;

•	expanding customer relationships through cross-selling and up-selling both check and related financial products on behalf of financial institution clients; and

•	leveraging Clarke American’s integration with its financial institution clients’ checking account processes to improve their customer service and operational efficiencies.

Clarke American’s Employees

As of December 31, 2005, Clarke American had approximately 3,600 employees. None of Clarke American’s employees are represented by labor unions and Clarke American considers its employee relations to be good.

Clarke American’s Intellectual Property

Clarke American relies on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect its trademarks, copyrights, software,

inventions and know-how. The sale of products bearing designs licensed from third parties accounts for a significant portion of Clarke American’s revenue. Typically, such license agreements are effective for a two- to three-year period, provide for the retention of ownership of the trade name, know-how or other intellectual property by the licensor and require the payment of a royalty to the licensor. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow Clarke American to continue to be profitable with these products.

Environmental Matters related to Clarke American

Clarke American’s current check printing operations use hazardous materials in the printing process and generate solid wastes and wastewater and air emissions. Consequently, its facilities are subject to many existing and proposed federal, state and local laws and regulations designed to protect human health and the environment. While enforcement of these laws may require the expenditure of material amounts for environmental compliance or cleanup, Clarke American believes that its facilities are currently in material compliance with such laws and regulations.

Historic check printing operations at Clarke American’s current and former facilities used hazardous materials and generated regulated wastes in greater quantities than Clarke American’s current operations do. In some instances Clarke American has sold these facilities and agreed to indemnify the buyer of the facility for potential environmental liabilities. Clarke American may also be subject to liability under environmental laws for environmental conditions at these current or former facilities or in connection with the disposal of waste generated at these facilities. Clarke American is not aware of any fact or circumstance that would require the expenditure of material amounts for environmental cleanup or indemnification in connection with its historic operations. However, if environmental contamination is discovered at any of these former facilities or at locations where wastes were disposed, Clarke American could be required to spend material amounts for environmental cleanup.

Governmental Regulation related to Clarke American

Clarke American is subject to the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. Clarke American is also subject to additional privacy and information security requirements in many of its contracts with financial institution clients, which are often more restrictive than the regulations. These laws, regulations and agreements require Clarke American to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter.

The laws and regulations require some of Clarke American’s businesses to provide a notice to consumers to allow them the opportunity to have their nonpublic personal information removed from Clarke American’s files before Clarke American shares their information with certain third parties. The laws and regulations, including the above provision, may limit Clarke American’s ability to use Clarke American’s direct-to-consumer data in its businesses. However, current laws and regulations do allow Clarke American to transfer consumer information to process a transaction that a consumer requests, but also require Clarke American to protect the confidentiality of a consumer’s records or to protect against or prevent actual or potential fraud, unauthorized transactions, claims or other liabilities. Clarke American is also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries. Clarke American may also contribute consumer information to a consumer-reporting agency under the Fair Credit Reporting Act. Clarke American’s financial institution clients request various contractual provisions in its agreements that are intended to comply with their obligations under the Gramm-Leach-Bliley Act and other laws and regulations.

Congress and many states have passed and are considering additional laws or regulations that, among other things, restrict the use, purchase, sale or sharing of nonpublic personal information about consumers and business customers. For example, legislation has been introduced in Congress to further restrict the sharing of consumer information by financial institutions, as well as to require that a consumer opt-in prior to a financial institution’s use of his or her data in its marketing programs.

New laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to Clarke American’s websites, decrease telemarketing opportunities and decrease the demand for its products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation and personal privacy is uncertain and may remain uncertain for a considerable length of time.

Non-Operating Contingent Liability, Indemnification and Insurance Matters

General

Pneumo Abex LLC (considered together with its predecessor in interest Pneumo Abex Corporation, ‘‘Pneumo Abex’’), an indirect, wholly owned subsidiary of M & F Worldwide, has various contingent liabilities, most of which are indemnified by third parties. Among the indemnified liabilities are certain environmental and asbestos-related claims, as well as certain tax and other matters. In 1995, a subsidiary of MCG, M & F Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the ‘‘Transfer Agreement’’). Under the Transfer Agreement, Pneumo Abex retained the assets and liabilities relating to its former Abex NWL Aerospace Division (‘‘Aerospace’’), as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. Pneumo Abex must reimburse the amounts so funded only when it receives amounts under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex’s indemnitors regarding their indemnities, the Transfer Agreement permits Pneumo Abex to require such subsidiary to fund 50% of the costs of resolving the disputes.

Prior to 1988, a former subsidiary of Pneumo Abex manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the ‘‘Original Indemnitor’’), has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the ‘‘Second Indemnitor’’) of Cooper Industries, Inc. (now Cooper Industries, LLC, the ‘‘Indemnity Guarantor’’) assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to Mafco Worldwide. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, Mafco Worldwide confirmed that the Indemnity Guarantor would fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor.

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, the Company has been receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2005, the Company incurred or expected to incur approximately $952,000 of unindemnified costs, as to which it either has received or expects to receive approximately $739,000 in insurance reimbursements for matters pending or settled through December 31, 2005. Management does not expect these unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

The Transfer Agreement further provides that the subsidiary of MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex’s and its predecessor’s operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to Pneumo Abex’s Aerospace business, which Pneumo Abex sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to Pneumo Abex’s former Aerospace facilities are the Company’s responsibility. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

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

On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the ‘‘Reimbursement Agreement’’). The Reimbursement Agreement provided for letters of credit covering certain environmental issues relating to a former Pneumo Abex site. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. During 2005, the Original Indemnitor assumed this obligation and Mafco Worldwide was released from these letters of credit.

The Company has not recognized a liability in its financial statements for matters covered by indemnification agreements from the Original Indemnitor or the Indemnity Guarantor. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors’ active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote.

Pneumo Abex’s former Aerospace business sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the U.S. Government made with respect to certain of these products. In the remaining unindemnified matter, Pneumo Abex contests the Government’s allegations and has been attempting to resolve the matter without litigation.

In addition, various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Federal-Mogul Bankruptcy

As noted above in ‘‘— General,’’ the Second Indemnitor ceased performing, upon filing its Chapter 11 petition, the indemnity and other obligations that it owed to Pneumo Abex under the 1994 agreements entered into in connection with the sale of Pneumo Abex’s Friction Products Division (‘‘the ‘‘1994 Sale Agreements’’). As a result, Pneumo Abex asserted claims for breach of such indemnity and other obligations. During December 2003, Pneumo Abex reached an agreement with the Second Indemnitor and certain other parties, subsequently confirmed by the bankruptcy court overseeing the Second Indemnitor’s bankruptcy, pursuant to which Pneumo Abex paid in 2004 to the Second Indemnitor $3.0 million from amounts previously received by Pneumo Abex in respect of claims indemnified by the Second Indemnitor. Of the remainder it retained, Pneumo Abex paid $0.7 million in 2004 to a subsidiary of MCG in accordance with the Transfer Agreement to reimburse expenses that the subsidiary incurred on behalf of Pneumo Abex while procuring the insurance reimbursements. Pneumo Abex recorded a gain of $1.9 million in the fourth quarter of 2003 for the remaining amount that it retained.

In December 2005, the Company entered into a non-binding term sheet with the Indemnity Guarantor, the Second Indemnitor and certain related parties, pursuant to which the parties agreed on a framework to resolve all of the Pneumo Abex asbestos-related claims subject to the Second Indemnitor’s indemnity through a trust (the ‘‘Asbestos Trust’’) to be established as part of the Second Indemnitor’s bankruptcy plan of reorganization (the ‘‘Bankruptcy Plan’’). This term sheet, which was subject to the execution of definitive documentation and court approval, would have required the Company to contribute to the Asbestos Trust, on consummation of the Bankruptcy Plan, $10 million in cash and its entire membership interest in Pneumo Abex LLC. In exchange, the Company would have received the benefit of an injunction under Section 524(g) of the Bankruptcy Code against the assertion or prosecution of further asbestos-related claims subject to the Second Indemnitor’s indemnity. The term sheet was conditioned on, among other things, the entry by the bankruptcy court of a preliminary injunction staying the affected asbestos-related claims. In January 2006, the bankruptcy court denied the entry of the requested preliminary injunction. The Indemnity Guarantor has stated in a January 24, 2006 press release that the proposed settlement will require the renegotiation of certain terms.

Item 1A.    Risk Factors

M & F Worldwide's holding company structure could limit its ability to pay its expenses and dividends on its common stock.

M & F Worldwide is a holding company whose only material assets are the stock of its subsidiaries and approximately $36.2 million in cash and cash equivalents as of December 31, 2005. M & F Worldwide conducts all of its operations through its subsidiaries, Mafco Worldwide and Clarke American. M & F Worldwide's ability to pay its expenses and dividends on its common stock depends on its cash and cash equivalents on hand and on the payment of dividends to it by Mafco Worldwide and Clarke American. Payments to M & F Worldwide by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and whether they meet the criteria to make dividend payments under the instruments governing their indebtedness.

Risks Related to the Company’s Indebtedness

The Company’s subsidiaries have substantial indebtedness, which could adversely affect the subsidiaries’ ability to operate their respective businesses and prevent them from fulfilling their obligations under their respective debt agreements.

On December 31, 2005, Clarke American had total indebtedness of approximately $626.2 million (including $6.1 million of capital lease obligations), and $27.0 million of additional availability under the Clarke American revolving credit facility (after giving effect to the issuance of $5.8 million of letters of credit). On December 31, 2005, Mafco Worldwide had total indebtedness of approximately $107.0 million, and $13.3 million of additional availability under the Mafco Worldwide revolving credit facility (after giving effect to the issuance of $1.7 million of letters of credit). On December 31, 2005, the Company had total aggregate indebtedness of approximately $733.2 million and $40.3 million of aggregate additional availability under the Mafco Worldwide and Clarke American revolving credit facilities. The Company’s substantial level of indebtedness could have important consequences. For example, it could:

•	make it more difficult for the Company’s subsidiaries to satisfy their obligations with respect to their respective indebtedness;

•	increase the Company’s and its subsidiaries’ vulnerability to general adverse economic and industry conditions;

•	require the Company’s subsidiaries to dedicate a substantial portion of their cash flow from operations to payments on their indebtedness, thereby reducing the availability of the subsidiaries’ cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit the Company’s subsidiaries’ flexibility in planning for, or reacting to, changes in their respective businesses and the industries;

•	place the Company’s subsidiaries at a competitive disadvantage compared to their respective competitors that have less debt; and

•	limit the Company’s subsidiaries’ ability to borrow additional funds.

Holdings has advised the Company that it has pledged shares of M & F Worldwide common stock to secure obligations and that additional shares of M & F Worldwide common stock may from time to time be pledged to secure obligations of Holdings. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of common stock. A foreclosure upon any such shares of common stock or dispositions of shares of common stock could, in a sufficient amount, constitute a "change of control" under the Company's subsidiaries financing agreements, which would permit the Company's lenders to accelerate amounts outstanding under such indebtedness.

Clarke American’s and Mafco Worldwide’s ability to make payments on their indebtedness depends on their ability to generate sufficient cash in the future.

Clarke American’s and Mafco Worldwide’s ability to make payments on their respective indebtedness and to fund planned capital expenditures will depend on their ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s and its subsidiaries’ control.

Clarke American will be required to make mandatory payments under its term loan facility of $15.0 million for 2006, $20.0 million for 2007, $30.0 million for 2008, $35.0 million for 2009 and $40.0 million for 2010. Clarke American’s term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed thereunder. Clarke American is required to repay this facility in full in 2011. If Clarke American does not have sufficient cash to be able to make such mandatory repayments and cannot refinance the unpaid portions of its term loan facility, it will be in default under its credit facility. Clarke American’s revolving credit facility will mature in December 2010.

Mafco Worldwide will be required to make mandatory quarterly payments under its term loan facility of $275,000, beginning on March 31, 2006. Mafco Worldwide’s term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed under that facility. Mafco Worldwide is required to repay this facility in full in December 2011. If Mafco Worldwide does not have sufficient cash to be able to make such mandatory prepayments and cannot refinance the repaid portions of its term loan facility required to be prepaid, it will be in default under its credit facility. Mafco Worldwide’s revolving credit facility will mature in December 2010.

Clarke American and Mafco Worldwide may not be able to generate sufficient cash flow from operations and future borrowings may not be available to them under their respective credit facilities in an amount sufficient to enable Clarke American or Mafco Worldwide to repay their debt or to fund their other liquidity needs. If Clarke American’s or Mafco Worldwide’s future cash flow from operations and other capital resources are insufficient to pay their obligations as they mature or to fund their liquidity needs, Clarke American or Mafco Worldwide, as the case may be, may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. Clarke American or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of Clarke American’s and Mafco Worldwide’s existing and future indebtedness may limit their respective ability to pursue any of these alternatives.

Despite the Company’s subsidiaries’ current indebtedness levels, the Company and such subsidiaries may still be able to incur substantially more debt. Additional indebtedness could exacerbate the risks associated with Clarke American’s and Mafco Worldwide’s substantial leverage.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of Clarke American’s credit facilities or notes and Mafco Worldwide’s credit facilities do not fully prohibit Clarke American or Mafco Worldwide from doing so. In addition, as of December 31, 2005, there was $27.0 million of additional availability under Clarke American’s $40.0 million revolving credit facility (after giving effect to the issuance of $5.8 million of letters of credit) and $13.3 million of additional availability under Mafco Worldwide’s $15.0 million revolving credit facility (after giving effect to the issuance of $1.7 million of letters of credit). If new indebtedness is added to the Company’s current debt levels, the related risks that it now faces could intensify.

Covenant restrictions under the Company’s subsidiaries’ indebtedness may limit each’s ability to operate its respective businesses.

The indenture governing the Clarke American notes and the agreements governing Clarke American’s and Mafco Worldwide’s respective credit facilities contain covenants that restrict Clarke American’s, Mafco Worldwide’s and their respective subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The credit facilities and indenture governing the Clarke American notes restrict, among other things, such entities’ ability to:

•	incur or guarantee additional indebtedness;

•	make certain investments;

•	make restricted payments;

•	pay certain dividends or make other distributions;

•	incur liens;

•	enter into transactions with affiliates; and

•	merge or consolidate or transfer and sell assets.

In addition, Clarke American’s and Mafco Worldwide’s respective credit facilities contain covenants requiring them to maintain financial ratios, including, with respect to Clarke American, a maximum consolidated secured leverage ratio, a maximum total consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, and with respect to Mafco Worldwide, a minimum ratio of total consolidated EBITDA less capital expenditures to consolidated interest expense and a maximum ratio of consolidated total debt outstanding to consolidated EBITDA. These restrictions may limit Clarke American’s and Mafco Worldwide’s ability to operate their respective businesses and may prohibit or limit their ability to enhance their operations or take advantage of potential business opportunities as they arise.

Risks Related to Clarke American’s Business and Industry

The paper check industry overall is a mature industry and check usage is declining. Clarke American’s business will be harmed if check usage declines faster than expected.

Check and check-related products and services, including delivery services, account for most of Clarke American’s revenues. Check printing is, and is expected to continue to be, an essential part of Clarke American’s business and the principal source of Clarke American’s operating income. The check industry overall is a mature industry. The number of checks written in the U.S. has declined in recent years, and Clarke American believes that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic and other bill paying services, home banking applications and Internet-based payment services. According to Global Concepts, Inc., an independent consulting firm hired by the Federal Reserve to analyze check writing patterns, the number of checks written has declined approximately 4.0% annually from 2000 to 2003, and is forecast to decline by approximately 3.7% annually from 2004 to 2009. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on Clarke American’s business, results of operations and prospects.

Consolidation among financial institutions may adversely affect Clarke American’s relationships with its clients and Clarke American’s ability to sell its products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions may adversely affect Clarke American’s business, financial condition and results of operations. In 2004 and 2005, financial institutions accounted for approximately 84% and 84%, respectively, of Clarke American’s revenues. The number of financial institutions has declined due to consolidation. Margin pressures arise from such consolidation as merged entities seek not only the most favorable prices formerly offered to the predecessor institutions, but also additional discounts due to the greater volume represented by the combined entity. Consolidation among financial institutions could also cause Clarke American to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with Clarke American’s competitors. This concentration greatly increases the importance of retaining Clarke American’s major financial institution clients and attracting significant additional clients in an increasingly competitive environment. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease Clarke American’s revenues and profitability.

Clarke American is dependent on a few large clients and adverse changes in its relationships with these highly-concentrated clients may adversely affect its revenues and profitability.

Clarke American’s sales have been, and very likely will continue to be, concentrated among a small group of customers. In fiscal 2005, Clarke American’s top 20 clients represented approximately

47% of its revenues, with sales to Bank of America representing a significant portion of such revenues. Clarke American’s contract with Bank of America permits it to terminate the contract ‘‘for convenience’’ upon written notice or ‘‘for cause.’’ A significant decrease or interruption in business from Bank of America or from any of Clarke American’s other significant clients, or the termination of Clarke American’s contracts with any of its most significant clients, could have a material adverse effect on Clarke American’s revenues and profitability.

Clarke American’s financial results can also be adversely affected by the business practices and actions of its large clients in a number of ways, including timing, size and mix of product orders and supply chain management. Several of Clarke American’s contracts with its significant clients expire over the next several years. Clarke American may not be able to renew them on terms favorable to Clarke American, or at all. The loss of one or more of these clients or a shift in the demand by, distribution methods of, pricing to, or terms of sale to, one or more of these clients could materially adversely affect Clarke American. The write-off of any significant receivable due from delays in payment or return of products by any of Clarke American’s significant clients could also adversely impact Clarke American’s revenues and profitability.

Clarke American faces intense competition and pricing pressures in certain areas of its business, which could result in lower revenues, higher costs and lower profitability.

The check printing industry is intensely competitive. In addition to competition from alternative payment methods, Clarke American also faces considerable competition from other check printers such as John H. Harland Company, Deluxe Corporation and Custom Direct. The principal factors on which Clarke American competes are service, convenience, quality, product range and price. From time to time, some of its competitors have reduced the prices of their products in an attempt to gain greater volume and retain customers. Price reductions by these competitors have resulted in reduced profit margins for Clarke American in the past. Clarke American also experiences pricing pressures from its individual customer and financial institution client demands. Such demands may include pricing decreases, prepaid incentives, rebates, revenue guarantees or a larger percentage of check revenue sharing. Clarke American may not be able to compete effectively against current and future competitors. Continued competition could result in additional price reductions, reduced profit margins, loss of customers and an increase in prepaid incentives, which are up-front cash payments to financial institutions to encourage them to sign long-term contracts upon contract execution or renewal. Any increase in prepaid incentives would be detrimental to the prospects of Clarke American’s business.

Clarke American may not successfully implement its business strategies or realize all of its expected cost savings, which could reduce Clarke American’s revenues and profitability.

Clarke American’s business strategies include building market share, strengthening relationships with clients, achieving substantial cost savings, making technology investments, rolling out procurement initiatives, reducing general and administrative expenses and corporate overhead and engaging in other process improvements designed to reduce fixed costs.

Clarke American’s business strategies also include investing in upgrading certain of the technologies that it uses, including voice response systems, and investing in a state-of-the-art customer relationship management system that will enable it to more effectively deploy targeted direct marketing efforts through its contact centers and websites, increasing the success rate of Clarke American’s up-selling and cross-selling efforts.

Clarke American may not be able to fully implement these business strategies or realize, in whole or in part or within the time frames anticipated, the efficiency improvements or expected cost savings from these strategies. Clarke American’s strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond its control. Additionally, Clarke American’s business strategies may change from time to time. As a result, Clarke American may not be able to achieve its expected results of operations.

Interruptions or adverse changes in Clarke American’s vendor or supplier relationships or delivery services could have a material adverse effect on Clarke American’s business.

Clarke American has strong relationships with many of the country’s largest paper mills and ink suppliers. These relationships afford Clarke American certain purchasing advantages, including stable supply and favorable pricing arrangements. Clarke American’s supplier arrangements are by purchase order and terminable at will at the option of either party. While Clarke American has been able to obtain sufficient paper supplies during recent paper shortages and otherwise, in part through purchases from foreign suppliers, Clarke American is subject to the risk that it will be unable to purchase sufficient quantities of paper to meet its production requirements during times of tight supply. Clarke American also relies on a single service provider for the maintenance of its digital printers. An interruption in its relationship with this service provider could compromise Clarke American’s ability to fulfill pending orders for checks and check-related products. Any interruption in supplies or service from these or other vendors or suppliers or delivery services could result in a disruption to Clarke American’s business if it is unable to readily find alternative service providers at comparable rates.

Increased production and delivery costs, such as fluctuations in paper costs, could materially adversely affect Clarke American’s profitability.

Increases in production costs such as paper and labor could adversely affect Clarke American’s profitability, business, financial condition and results of operations. For example, Clarke American’s principal raw material is paper. Any significant increase in paper prices as a result of a short supply or otherwise would adversely affect Clarke American’s costs. In addition, disruptions in parcel deliveries or increases in delivery rates, which are often tied to fuel prices, could also increase Clarke American’s costs. Clarke American’s contracts with its financial institution clients may contain certain restrictions on Clarke American’s ability to pass on to clients increased production costs or price increases. In addition, competitive pressures in the check industry may have the effect of inhibiting Clarke American’s ability to reflect these increased costs in the prices of its products and services.

Softness in direct mail response rates could have an adverse impact on Clarke American’s operating results.

Clarke American’s Direct-to-Consumer division has experienced declines in response and retention rates related to direct mail promotional materials. Clarke American believes that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by Clarke American’s target customers, and the multi-box promotional strategies employed by Clarke American and its competitors. To offset these factors, Clarke American may have to modify and/or increase its marketing efforts, which could result in increased expense.

The profitability of the Direct-to-Consumer division depends in large part on Clarke American’s ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising. Suitable advertising media may not be available at a reasonable cost, or available at all. Furthermore, the advertising Clarke American utilizes may not be effective. Competitive pricing pressure may inhibit Clarke American’s ability to reflect any of these increased costs in the prices of its products. Clarke American may not be able to sustain its current levels of profitability as a result.

Clarke American depends upon the talents and contributions of a limited number of individuals, many of whom would be difficult to replace, and the loss or interruption of their services could materially and adversely affect Clarke American’s profitability.

Clarke American has entered into employment agreements with certain members of its senior management team, including Charles Dawson, Clarke American’s President and Chief Executive Officer. However, the service of these individuals may not continue or Clarke American may not be able to find individuals to replace them at the same cost to Clarke American or at all. The loss or interruption of the services of these executives could have a material adverse effect on Clarke American’s business, financial condition and results of operations.

Technological improvements may reduce Clarke American’s competitive advantage over some of its competitors, which could reduce its profits.

Improvements in the cost and quality of printing technology could enable some of Clarke American’s competitors to gain access to products of complex design and functionality at competitive costs. Increased competition from these competitors could force Clarke American to reduce its prices to attract and retain customers, which could reduce Clarke American’s profits.

Account data breaches involving stored customer data or misuse of such data could adversely affect Clarke American’s reputation, revenues and products.

Clarke American, its customers, and other third parties store customer account information relating to Clarke American’s checks. Any breach of the systems on which sensitive customer data and account information are stored or archived and any misuse by Clarke American’s own employees, by employees of data archiving services or by other unauthorized users of such data could lead to fraudulent activity involving Clarke American’s customers and Clarke American’s financial institution clients’ customers’ information and/or funds, damage the reputation of Clarke American’s brands and result in claims against Clarke American. If Clarke American is unsuccessful in defending any lawsuit involving such data security breaches or misuse, it may be forced to pay damages, which could materially and adversely affect its profitability and could have a material adverse impact on Clarke American’s transaction volumes, revenue and future growth prospects. In addition, such breaches could adversely affect Clarke American’s financial institution clients’ perception as to Clarke American’s reliability, and could lead to the termination of customer relations and Clarke American’s material contracts.

Legislation and contracts relating to consumer privacy protection could limit or harm Clarke American’s future business.

Clarke American is subject to the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. Clarke American is also subject to additional privacy and information security requirements in many of its contracts with financial institution clients, which are often more restrictive than the regulations. These laws, regulations and agreements require Clarke American to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter. The laws, regulations, and agreements limit Clarke American’s ability to use its direct to consumer data in Clarke American’s other businesses and limit its ability to share customer information.

The Gramm-Leach-Bliley Act does not prohibit state legislation or regulations that are more restrictive on Clarke American’s use of data. More restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states. For example, legislation has been proposed which would require consumers to opt-in to any plan that would allow their nonpublic personal information to be disclosed. Clarke American is unable to predict whether more restrictive legislation or regulations will be adopted in the future. Any future legislation or regulations could have a negative impact on its business, results of operations or prospects. Additionally, future contracts may impose even more stringent requirements on Clarke American which could increase its operating costs, as well as interfere with the cost savings Clarke American is trying to achieve.

New laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. As an example, new privacy laws could decrease traffic to Clarke American’s websites, decrease telemarketing opportunities and decrease the demand for Clarke American’s products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

Clarke American may be unable to protect its rights in intellectual property, and third party infringement or misappropriation may materially adversely affect its profitability.

Despite Clarke American’s efforts to protect its intellectual property, third parties may infringe or misappropriate Clarke American’s intellectual property or otherwise independently develop substantially equivalent products and services. In addition, the sale of products bearing designs licensed from third parties accounts for a significant portion of Clarke American’s revenues. These license agreements typically provide for the retention of ownership of the trade name, know-how or other intellectual property by the licensor and the payment of a royalty to the licensor. In general, the term of each license is short, between two and three years, and some licenses may be terminated upon a change of control. Such licenses may not be available to Clarke American indefinitely or on terms that would allow it to continue to be profitable with those products. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm Clarke American’s business and ability to compete. Clarke American relies on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect its trademarks, software and know-how. Clarke American may be required to spend significant resources to protect its trade secrets and monitor and police its intellectual property rights.

Third parties may assert infringement claims against Clarke American in the future. In particular, there has been a substantial increase in the issuance of patents for Internet-related systems and business methods, which may have broad implications for participants in online commerce. Claims for infringement of these patents are increasingly becoming a subject of litigation. If Clarke American becomes subject to an infringement claim, it may be required to modify its products, services and technologies or obtain a license to permit its continued use of those rights. Clarke American may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm Clarke American’s business, operating results and prospects as a result of lost business, increased expenses or being barred from offering its products or implementing its systems or business methods. In addition, future litigation relating to infringement claims could result in substantial costs to Clarke American and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject Clarke American to significant liabilities and could prevent Clarke American from using some of its products, services or technologies.

Clarke American is dependent upon third party providers for significant information technology needs, and an interruption of services from these providers could materially adversely affect Clarke American’s operations.

Clarke American has entered into agreements with third party providers for the licensing of certain software and the provision of information technology services, including software development and support services, and personal computer, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services or terminates a license or service, Clarke American would be adversely affected. Although Clarke American believes that information technology services and substantially equivalent software and services are available from numerous sources, a failure to perform or a termination by one or more of its service providers could cause a disruption in Clarke American’s business while it obtains an alternative source of supply and Clarke American may not be able to find such an alternative source on commercially reasonable terms, or at all.

Clarke American may experience processing errors or software defects that could harm its business and reputation.

Clarke American uses sophisticated software and computing systems to process check orders for its customers. Clarke American may experience difficulties in installing or integrating its technologies on platforms used by its customers. Furthermore, certain financial institution clients have integrated their systems with Clarke American’s, permitting Clarke American’s operators to effect certain operations directly into its financial institution clients’ customers’ accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

•	loss of customers;

•	additional development costs;

•	diversion of technical and other resources;

•	negative publicity; or

•	exposure to liability claims.

Clarke American faces uncertainty with respect to future acquisitions and unsuitable or unsuccessful acquisitions could materially adversely affect Clarke American’s profitability.

Clarke American has acquired complementary businesses in the past and may pursue acquisitions of complementary businesses in the future. Clarke American cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether future acquisitions, even if completed, will be successful. Future acquisitions by Clarke American could result in the incurrence of contingent liabilities, debt or amortization expenses relating to intangible assets which could materially adversely affect Clarke American’s business, results of operations and financial condition. Moreover, the success of any acquisition will depend upon Clarke American’s ability to integrate effectively the acquired businesses. The process of integrating acquired businesses may involve numerous risks, including, among others:

•	difficulties in assimilating operations and products;

•	diversion of management’s attention from other business concerns;

•	risks of operating businesses in which Clarke American has limited or no direct prior experience;

•	potential loss of Clarke American’s key employees or of those of the acquired businesses;

•	potential exposure to unknown liabilities; and

•	possible loss of Clarke American’s clients or of those of the acquired businesses.

Clarke American cannot predict whether any acquired products, technologies or businesses will contribute to Clarke American’s revenues or earnings to any material extent.

Clarke American may be subject to sales and other taxes which could have adverse effects on its business.

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, Clarke American currently collects sales, use or other similar taxes in state and local jurisdictions where Clarke American has a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on Clarke American and other out-of-state companies which engage in remote or online commerce. Several U.S. states have recently taken various initiatives to prompt retailers to collect local and state sales taxes on purchases made over the Internet. Furthermore, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations of these businesses in states where they do not currently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that Clarke American must collect sales or other taxes beyond its current practices, it could have a material, adverse affect on Clarke American’s business.

Clarke American may be subject to environmental risks, and liabilities for environmental compliance or cleanup could have a material, adverse effect on Clarke American’s profitability.

Clarke American’s plants are subject to many existing and proposed federal, state and local laws and regulations designed to protect human health and the environment. Enforcement of these laws may require the expenditure of material amounts for environmental compliance or cleanup. Clarke American has sold former plants to third parties. In some instances, Clarke American has agreed to indemnify the buyer of the facility for certain environmental liabilities. Clarke American may also be subject to liability under environmental laws for environmental conditions at those former facilities or other locations where Clarke American’s wastes have been disposed. Although Clarke American is not aware of any fact or circumstance which would require the expenditure of material amounts for environmental compliance or cleanup, if environmental liabilities are discovered at its current or former printing plants, Clarke American could be required to spend material amounts for environmental compliance or cleanup.

Risks Relating to Mafco Worldwide’s Business and Industry

Mafco Worldwide’s business is heavily dependent on sales to the worldwide tobacco industry, and negative developments and trends within the tobacco industry could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

In 2005, over 73% of Mafco Worldwide’s licorice sales and 59% of the Company’s consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Negative developments and trends within the tobacco industry, such as those described below, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Consumption of tobacco products in the U.S. has declined steadily for years.

During the period from 1996-2005, U.S. cigarette consumption declined at an estimated average rate of 2.6% per year due to significant price increases by the cigarette manufacturers in order to recover costs of their 1998 settlement with the state attorneys general, greater consumer awareness of health risks associated with smoking, diminishing social acceptance of smoking, increased pressure from anti-smoking groups, continuing restrictions on smoking in public areas, restrictions on the marketing, advertising and sale of cigarettes and sales tax increases on cigarettes. U.S. production of chewing tobacco products has declined steadily for more than a decade. This decline has been partially offset by an increase in moist snuff volumes.

The tobacco industry has been the subject of increased governmental regulation in recent years, and this trend is likely to continue.

Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels, as well as in foreign countries. Together with changing public attitudes toward tobacco products, a constant expansion of tobacco regulations in the U.S. since the early 1970s has been a major cause for the decline in consumption of such products. Moreover, the trend is toward increasing regulation of the tobacco industry. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images, product constituent limitations and a general increase in taxes. For more than 35 years, the sale and use of tobacco products has been subject to opposition from government and health officials in the U.S. and other countries due to claims that tobacco consumption is harmful to an individual’s health. In addition, the World Health Organization has identified smoking as a significant world health risk. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state, federal and foreign regulation of tobacco products have resulted in lower tobacco consumption, which is likely to continue in the future, and could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

The tobacco industry has been the subject of substantial litigation.

There has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. As a result of settlements of some of this litigation, the cigarette companies have significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. At this time Mafco Worldwide is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on its financial performance. Health-related litigation against the tobacco industry may increase, and Mafco Worldwide, as a supplier to the tobacco industry, may become party to such litigation regardless of the merit of any claim. This litigation, if successful, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Federal, state, local and foreign excise tax increases on tobacco products are likely to reduce demand for tobacco products.

In recent years, federal, state, local and foreign governments have increased or proposed increases to excise taxes on tobacco products as a means of both raising revenue and discouraging the consumption of such products. Substantial increases in excise duties on tobacco products have reduced, and are likely to continue to reduce, the demand for tobacco products, which could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Changes in consumer preferences could decrease Mafco Worldwide’s revenues and cash flow.

Mafco Worldwide is subject to the risks of evolving consumer preferences and nutritional and health-related concerns. A portion of Mafco Worldwide's revenues are derived from the sale of licorice to worldwide confectioners.  To the extent that consumer preferences shift away from licorice flavored candy, operating results relating to the sale of licorice to worldwide confectioners could be impaired, which could have a material adverse effect on Mafco Worldwide's business, financial condition and results of operations.  In addition, a portion of Mafco Worldwide's revenues are derived from the sale of licorice derivatives to food processors for use as flavoring or masking agents, including Mafco Worldwide's Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin, and other products and is identified in the United States as a natural flavor.  To the extent that consumer preferences evolve away from products that use licorice derivatives, operating results relating to the sale of licorice derivatives to food processors could be impaired, which could have a material adverse effect on Mafco Worldwide's business, financial condition and results of operations.

Competition and consolidation in the specialty sweetener industry may reduce Mafco Worldwide’s sales and margins.

The artificial sweetener industry is a highly competitive industry. Mafco Worldwide competes with companies that have greater capital resources, facilities and diversity of product lines. Increased competition as to Mafco Worldwide’s products could result in decreased demand for its products, reduced volumes and/or prices, each of which would reduce Mafco Worldwide’s sales and margins and have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Mafco Worldwide’s margins are also under pressure from consolidation in the retail food industry in many regions of the world. In the United States, Mafco Worldwide’s customers may experience a shift in the channels where consumers purchase their products from the higher margin retail to the lower margin club and mass merchandisers. Such consolidation may significantly increase Mafco Worldwide’s customers’ costs of doing business and may further result in lower sales of its products and/or lower margins on sales.

If Mafco Worldwide fails to comply with the many laws applicable to its business, Mafco Worldwide may incur significant fines and penalties.

Mafco Worldwide’s facilities and products are subject to laws and regulations administered by the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Mafco Worldwide’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of Mafco Worldwide’s products. Mafco Worldwide’s operations are also subject to regulations administered by the Environmental Protection Agency and other state, local and foreign governmental agencies. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. In addition to these possible fines and penalties, changes in laws and regulations in domestic and foreign jurisdictions, including changes in food and drug laws, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws could have a significant adverse effect on Mafco Worldwide’s results of operations.

Mafco Worldwide is heavily dependent on certain of its customers for a significant percentage of its net revenues.

In 2005, Mafco Worldwide’s ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 69% of its net revenues, with sales to Altria Group Inc. representing a significant portion of such net revenues. If Altria Group Inc. or any other of Mafco Worldwide’s significant customers were to stop purchasing licorice products from Mafco Worldwide, it would have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Many of Mafco Worldwide’s employees belong to labor unions and strikes, work stoppages and other labor disturbances could adversely affect Mafco Worldwide’s operations and could cause its costs to increase.

Mafco Worldwide is a party to a collective bargaining agreement with respect to its employees at the Camden, New Jersey facility. This agreement expires in May, 2008. Disputes with regard to the terms of this agreement or Mafco Worldwide’s potential inability to negotiate an acceptable contract upon expiration of the existing contract could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, Mafco Worldwide could experience a significant disruption of its operations and higher ongoing labor costs. In addition, Mafco Worldwide’s collective bargaining agreements and labor laws may impair its ability to reduce labor costs by streamlining existing manufacturing facilities and in restructuring its business because of limitations on personnel and salary changes and similar restrictions.

Changes in Mafco Worldwide’s relationships with its suppliers could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Mafco Worldwide is dependent on its relationships with suppliers of licorice root. Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. Most of the licorice root Mafco Worldwide processes originates in Afghanistan, Pakistan, Iraq, Azerbaijan, Uzbekistan and Turkmenistan. During 2005, one of Mafco Worldwide’s suppliers of licorice root supplied approximately 60% of its total root purchases. Mafco Worldwide is also dependent on its relationships with suppliers of intermediary licorice extract. These extracts are available from producers primarily in the People’s Republic of China, Iraq and Central Asia. During 2005, one of Mafco Worldwide’s suppliers of intermediary licorice extract supplied over 34% of Mafco Worldwide’s total purchases. If any material licorice root supplier or any material supplier of intermediary licorice products terminates or materially reduces or modifies its relationship with Mafco Worldwide, such a loss, reduction or modification could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Fluctuations in costs of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Although the price of licorice root and intermediary licorice extract has been relatively stable in recent years, the price of licorice root and intermediary licorice extract are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries where Mafco Worldwide’s suppliers are located. Although Mafco Worldwide often enters into purchase contracts for these products, significant or prolonged increases in the prices of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide is subject to risks associated with economic, climatic or political instability in countries in which Mafco Worldwide sources licorice root and intermediary licorice extract.

Most of the licorice root Mafco Worldwide processes originates in Afghanistan, Pakistan, Azerbaijan, Uzbekistan, and Turkmenistan. Producers of intermediary licorice extract are located primarily in the People’s Republic of China, Iraq and Central Asia. These countries and regions have, from time to time, been subject to political instability, corruption and violence. Economic, climatic or political instability in these countries and regions could result in reduced supply, material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import or export quotas, embargos, sanctions significant raw material price increases or exposure to liability under the Foreign Corrupt Practices Act and could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition. Furthermore, military action in Iraq and Afghanistan, increasing military tension involving Pakistan, as well as the terrorist attacks of September 11, 2001 and subsequent threats of terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the countries and regions from which Mafco Worldwide’s raw materials originate. Acts of terrorism and threats of armed conflicts in or around these countries and regions could adversely affect Mafco Worldwide’s business, results of operations and financial condition in ways the Company cannot predict at this time.

Mafco Worldwide faces competition in the licorice industry and could face increased competition in the future.

Some of the markets in which Mafco Worldwide operates, particularly the licorice confectionary market in Europe, are competitive. Significant competing producers of licorice products are government-owned and private corporations in the People’s Republic of China and Iran and a private corporation based in Israel. Mafco Worldwide could also face increased competition in sales of licorice products to tobacco companies in the future. Increased competition in any of the markets in which Mafco Worldwide operates could reduce its sales and profit margins and have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide’s success depends, in part, on its key employees.

Mafco Worldwide’s success depends, in part, on its ability to retain key employees. These employees have substantial experience and expertise in Mafco Worldwide’s business and have made significant contributions to its success. The unexpected loss of one or more of such key employees could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide’s business is exposed to domestic and foreign currency fluctuations and changes in interest rates.

Mafco Worldwide’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 17% of Mafco Worldwide’s sales were from international operations in 2005. Mafco Worldwide’s primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro. Changes in currency exchange rates could also affect the relative prices at which Mafco Worldwide and its foreign competitors sell products in the same market. Adverse foreign currency fluctuations could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition. Mafco Worldwide is also exposed to changes in interest rates on its variable rate debt. A hypothetical

10% increase in the interest rates applicable to debt outstanding at December 31, 2005 would result in an increase to interest expense of approximately $0.5 million per year. Adverse interest rate changes could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

If Mafco Worldwide fails to maintain the quality of its manufacturing processes or raw materials, its operating results would be harmed.

The manufacture of Mafco Worldwide’s products is a multi-stage process that requires the use of high-quality materials and manufacturing technologies. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If Mafco Worldwide were not able to maintain its manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, Mafco Worldwide’s operating results would be harmed.

Mafco Worldwide is dependent on the success of its research and development and the failure to develop new and improved products could adversely affect its business.

Mafco Worldwide has in the past made, and intends to continue in the future to make, investments in research and development in order to enable Mafco Worldwide to identify and develop new products. The development process for new products can be lengthy. Despite investments in this area, Mafco Worldwide’s research and development may not result in the discovery or successful development of new products. The success of Mafco Worldwide’s new product offerings will depend on several factors, including its ability to:

•	accurately anticipate and properly identify its customers' needs and industry trends;

•	price its products competitively;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	obtain necessary regulatory approvals;

•	differentiate its products from competitors' products; and

•	use its research and development budget efficiently.

The continuous introduction of new products is important to the growth of Mafco Worldwide’s business. Mafco Worldwide’s financial condition could deteriorate if it is unable to successfully develop and commercialize new products.

Mafco Worldwide’s business is subject to risks related to weather, disease and pests that could adversely affect its business.

Licorice production is subject to a variety of agricultural risks. Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of licorice produced. The Company cannot be sure that these factors will not affect a substantial portion of Mafco Worldwide’s production in any year or have a material adverse effect on its business, results of operations and financial condition.

Mafco Worldwide is subject to transportation risks.

An extended interruption in Mafco Worldwide’s ability to ship or distribute products could have a material adverse effect on its business, financial condition and results of operations. While the Company believes Mafco Worldwide is adequately insured, the Company cannot be sure that Mafco Worldwide would be able to transport its products by alternative means if it were to experience an interruption due to strike, natural disasters or otherwise, in a timely and cost-effective manner.

Mafco Worldwide’s failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of its products which could harm its business.

Mafco Worldwide monitors its inventory levels based on its own projections of future demand. Because of the length of time necessary to harvest licorice root and produce licorice products, Mafco

Worldwide must make production decisions well in advance of sales. An inaccurate forecast of demand can result in the unavailability of licorice products in high demand. This unavailability may depress sales volumes and adversely affect customer relationships.

Risks Relating to the Company’s Contingent Liabilities

The failure of Pneumo Abex’s indemnitors and insurers to pay their obligations timely and substantially in full could have a material adverse effect on the Company.

Pneumo Abex has no operating business or regular source of revenue and is therefore dependent on its indemnitors and insurers for payment of obligations arising out of the defense and resolution of third-party claims asserted against it. Based upon the indemnitors’ active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote, although there can be no assurance.

Availability of Certain Documents Concerning the Company

M & F Worldwide maintains a website at http://www.mandfworldwide.com. Current versions of the following documents are available without charge from the website or upon request to the Secretary, M & F Worldwide Corp., 35 East 62nd Street, New York, New York 10021:

•	The Company’s Code of Business Conduct, which includes its Code of Financial Ethics for Senior Financial Officers.

•	The charters for all standing committees of the Company’s Board of Directors, namely its Audit, Compensation and Nominating/Governance Committees.

•	The Company’s Corporate Governance Guidelines.

•	The policy that the Nominating/Governance Committee of the Company’s Board of Directors adopted concerning criteria for the nomination of candidates to the Board of Directors.

Electronic or paper copies of this annual report on Form 10-K, the Company’s quarterly reports on Form 10-Q, any current report on Form 8-K and any amendment to any of these documents are similarly available.

Item 2.    Properties

Mafco Worldwide

Mafco Worldwide is headquartered in Camden, New Jersey. Mafco Worldwide’s principal properties are as follows:

Location	Use	Owned or Leased		Approximate Floor Space (Square Feet)
Camden, New Jersey	Licorice manufacturing, warehousing and administration	Owned		390,000
Pennsauken, New Jersey	Warehousing	Leased	(a)	40,000
Camden, New Jersey	Warehousing	Leased	(b)	48,000
Gardanne, France	Licorice manufacturing and administration	Owned		48,900
Richmond, Virginia	Manufacturing and administration for non-licorice products	Owned		65,000

(a)	Lease expires in September 2006 with an option to renew to 2007.

(b)	Lease expires in December 2006.

Clarke American

Clarke American is headquartered in San Antonio, Texas. Clarke American also operates a facility in New Braunfels, Texas, which houses manufacturing and contact center operations. This location serves as the headquarters for the CITM and B2Direct brands. Clarke American’s principal properties are as follows:

Location	Use	Approximate Floor Space (Square Feet)	Leased/ owned status
Charlotte, NC	Printing	38,120	Leased
Charlotte, NC	Administration	4,906	Leased
Charlotte, NC	Contact Center	44,687	Leased
Columbus, OH	Printing	19,223	Leased
Dallas, TX	Printing	37,252	Leased
Des Moines, IA	Printing	45,000	Leased
Jeffersonville, IN	Printing	57,350	Leased
Knoxville, TN	Printing	10,356	Owned
Louisville, KY	Printing	50,000	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	96,500	Owned
Phoenix, AZ	Printing	64,000	Leased
Salt Lake City, UT	Contact Center	18,120	Leased
Salt Lake City, UT	Contact Center	12,856	Leased
San Antonio, TX	Printing	159,700	Leased
San Antonio, TX	Printing	39,600	Owned
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Administration	84,150	Leased
San Antonio, TX	Administration	7,531	Leased
San Antonio, TX	Administration	2,137	Leased
San Antonio, TX	Administration	1,936	Leased
Syracuse, NY	Printing	28,900	Owned
Trumball, CT	Administration	670	Leased

Item 3.    Legal Proceedings

Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, safety and health matters, employment matters and other matters. The Company is also involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

Pneumo Abex’s former Aerospace business sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the U.S. Government made with respect to certain of these products. In the remaining unindemnified matter, Pneumo Abex contests the U.S. Government’s allegations and has been attempting to resolve the matter without litigation.

The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its consolidated financial position or results of operations. Mafco Worldwide carries general liability insurance but has no health hazard policy, which, to the best of Mafco Worldwide’s knowledge, is consistent with industry practice.

See Item 1. Business: Licorice Products -The Tobacco Industry; and Non-Operating Contingent Liability, Indemnification and Insurance Matters.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The M & F Worldwide Common Stock is listed on the New York Stock Exchange, Inc. (‘‘NYSE’’) under the symbol MFW. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the M & F Worldwide Common Stock on the NYSE based on published financial sources.

	High	Low
Calendar 2004
First Quarter	$14.93	$12.72
Second Quarter	14.00	12.40
Third Quarter	13.80	12.49
Fourth Quarter	13.72	12.94
Calendar 2005
First Quarter	$14.64	$13.05
Second Quarter	13.52	12.40
Third Quarter	15.62	13.10
Fourth Quarter	17.75	15.38

The number of holders of record of the M & F Worldwide Common Stock as of March 1, 2006 was 5,071.

M & F Worldwide has not paid any cash dividend on the M & F Worldwide Common Stock to date and does not intend to pay regular cash dividends on the M & F Worldwide Common Stock. M & F Worldwide's Board of Directors will review M & F Worldwide's dividend policy from time to time in light of M & F Worldwide's results of operations and financial position and such other business considerations as the Board of Directors considers relevant. Mafco Worldwide’s credit agreement and Clarke American’s credit agreement and indenture limit Mafco Worldwide’s and Clarke American’s respective ability to pay dividends to M & F Worldwide, which in turn may limit the ability of M & F Worldwide to pay dividends. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and the Notes to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

During the fourth quarter of 2005, M & F Worldwide did not repurchase any of its equity securities.

The Chief Executive Officer of M & F Worldwide certified to the NYSE in April 2005 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Item 6.    Selected Financial Data

The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2005

On December 15, 2005 the Company purchased 100% of the issued and outstanding shares of Novar, which was the predecessor to Clarke American. The Company includes the accounts and results of Clarke American’s operations from this date through December 31, 2005 in its consolidated results.

On April 19, 2001, the Company acquired a majority interest in Panavision, Inc. (‘‘Panavision’’). On December 3, 2002, the Company divested itself of Panavision pursuant to a settlement of certain shareholder litigation relating to the 2001 acquisition (the ‘‘Settlement’’). The Company presents the results of Panavision’s operations from April 19, 2001 until December 3, 2002 as discontinued operations.

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005(a)	2004	2003	2002	2001
	(in millions, except per share amounts)
Statement of Income Data:
Net revenues	$121.4	$93.4	$95.7	$96.9	$98.4
Cost of revenues	66.5	45.1	46.3	47.3	51.6
Gross profit	54.9	48.3	49.4	49.6	46.8
Selling, general and administrative expense	21.4	17.2	16.3	13.6	14.9
Gain on pension reversion	—	—	—	—	(11.1)
Operating income	33.5	31.1	33.1	36.0	43.0
Interest income	3.5	1.3	1.2	0.3	0.8
Interest expense	(4.8)	(1.2)	(2.9)	(4.1)	(5.0)
Other (expense) income, net	3.7	(2.4)	1.7	(1.4)	(1.7)
Income from continuing operations before income taxes	35.9	28.8	33.1	30.8	37.1
Income taxes	(11.9)	(3.6)	(10.5)	(12.2)	(18.7)
Income from continuing operations	24.0	25.2	22.6	18.6	18.4
Gain (loss) from operations of discontinued business, net of taxes of $0.6, $0.2, $8.4, in 2003, 2002 and 2001, respectively; (including gain on disposal of $17.6 in 2002)	—	—	0.6	5.5	(12.3)
Net income	24.0	25.2	23.2	24.1	6.1
Preferred stock dividends	—	—	—	(0.3)	(0.2)
Net income available to shareholders	$24.0	$25.2	$23.2	$23.8	$5.9
Basic earnings (loss) per common share:
Undistributed earnings from continuing operations	$1.25	$1.35	$1.23	$0.71	$0.74
Undistributed earnings (loss) from discontinued operations	—	—	0.04	0.21	(0.50)
Total common stock	$1.25	$1.35	$1.27	$0.92	$0.24
Diluted earnings (loss) per common share:
Undistributed earnings from continuing operations	$1.21	$1.26	$1.18	$0.71	$0.74
Undistributed earnings (loss) from discontinued operations	—	—	0.03	0.21	(0.50)
Total common stock	$1.21	$1.26	$1.21	$0.92	$0.24
Basic and diluted earnings (loss) per preferred share:
Distributed earnings	$—	$—	$—	$0.04	$0.05
Undistributed earnings from continuing operations	—	—	—	0.71	0.74
Undistributed loss from discontinued operations	—	—	—	0.21	(0.50)
Total preferred stock	$—	$—	$—	$0.96	$0.29

	Year Ended December 31,
	2005(a)	2004	2003	2002	2001
	(in millions)
Balance Sheet Data:
Total assets(b)	$1,462.1	$376.5	$382.4	$373.2	$275.2
Long-term debt including current portion and short-term borrowings(c)	733.2	—	34.6	60.4	84.0
Participating preferred stock(d)	—	—	—	—	41.7
Stockholders’ equity	361.4	340.2	304.7	274.1	295.9

(a)	Includes the results of operations of Clarke American from the date of its acquisition on December 15, 2005.

(b)	Excludes the assets of discontinued operations at December 31, 2001 of $636.9 million.

(c)	Excludes long-term debt of discontinued operations at December 31, 2001 of $472.3 million. Includes capital leases of $6.1 million at December 31, 2005.

(d)	During 2001, the Company issued to PX Holding Corporation (‘‘PX Holding’’), an indirect wholly owned subsidiary of MacAndrews & Forbes Holdings Inc.) 6,182,153 shares of Series B Preferred Stock valued at $31.7 million in connection with the 2001 Panavision acquisition and 666,667 shares of Series B Preferred Stock in exchange for $10.0 million. PX Holding returned the Series B Preferred Stock in 2002 as part of the Panavision divestiture.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. ‘‘Selected Financial Data’’ and the M & F Worldwide Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

The Company has two business lines, which are operated by Mafco Worldwide and Clarke American. Mafco Worldwide’s business is the production of licorice products for sale to the tobacco, food, pharmaceutical and confectionery industries (which is the Company’s Licorice Products segment). Clarke American’s business is providing checks, check-related products and services, and direct marketing services. Clarke American’s business consists of two divisions: the Financial Institution division, which is focused on financial institution clients and their customers (the Company’s Financial Institution segment), and the Direct-to-Consumer division, which is focused on individual customers (the Company’s Direct-to-Consumer segment).

Licorice Products

Mafco Worldwide is the world’s largest producer of licorice products. Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in the United States, France and the People’s Republic of China.

Approximately 73% of Mafco Worldwide’s licorice sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quality used by each brand is an important element in the brand’s quality. In addition, Mafco Worldwide manufactures and sells natural products for use in the tobacco industry. Over the last several years, the rate of consumption of tobacco products has declined in the United States. Although Mafco Worldwide has experienced recent sales declines to the domestic tobacco industry, Mafco Worldwide’s increased sales to the international tobacco industry have been aided by stable to slightly growing consumption of tobacco products outside of the United States along with a shift of production to facilities overseas by several large customers.

Mafco Worldwide also sells licorice worldwide to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring and masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin and other products. Although Mafco Worldwide’s licorice sales to its confectionary customers have experienced some decline in recent years, licorice sales to food, cosmetic and pharmaceutical customers, who use Magnasweet as a flavoring or masking agent, have experienced some growth and added to Mafco Worldwide’s overall sales stability for its licorice products. One important facet of Mafco Worldwide’s business strategy is to focus on growing its business through sales of licorice-derived products for use in non-tobacco-related applications. Mafco Worldwide is devoting a substantial portion of its research and development efforts to Magnasweet and its potential food and beverage applications as well as to finding additional uses for components of licorice extract in cosmetic and pharmaceutical products.

Mafco Worldwide also sells licorice root residue as garden mulch under the name Right Dress. Other non-licorice product sales have decreased due to Mafco Worldwide’s decision to discontinue selling these products.

Mafco Worldwide considers revenue from international business to be that revenue which is generated outside the United States.

The Clarke American Acquisition

On October 31, 2005, M & F Worldwide and Honeywell entered into a stock purchase agreement in which M & F Worldwide agreed to purchase 100% of the capital stock of Novar, a wholly owned subsidiary of Honeywell and the indirect parent of the business of Clarke American, for a cash purchase price of $800 million, subject to a post-closing working capital adjustment. In connection with this acquisition, referred to as the ‘‘Acquisition’’, M & F Worldwide formed CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide.

The business of Clarke American was owned by Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. In connection with the Acquisition, Novar and its subsidiaries completed a series of merger transactions to eliminate certain intermediate holding companies. Concurrent with the Acquisition, Novar and CA Investment Corp. completed a series of merger transactions, with CA Investment Corp. as the surviving entity. On December 15, 2005, CA Investment Corp. purchased 100% of the capital stock of Novar and was renamed ‘‘Clarke American Corp.’’

In connection with the Acquisition to fund the purchase price and approximately $22.5 million of expenses for the Acquisition and the related financings:

•	Mafco Worldwide borrowed $110.0 million under a new senior secured term loan which bears interest at the Eurodollar rate plus 2.0%;

•	M & F Worldwide used $95.3 million of cash and cash equivalents and proceeds from the sale of marketable securities;

•	Clarke American entered into a term loan facility with an aggregate principal amount at maturity of $440.0 million, which bears interest at the Eurodollar rate plus 3.25%, for proceeds of $437.8 million;

•	Clarke American borrowed $4.2 million under its revolving credit facility, which bears interest at the Eurodollar rate plus 3.0%; and

•	Clarke American issued $175.0 million of 11.75% Senior Notes due 2013.

As a result of the higher leverage, the Company’s interest expense will be significantly higher in periods after the completion of the Acquisition than in prior periods.

The Acquisition has been accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, which resulted in valuations for Clarke American’s consolidated assets and liabilities based on fair values as of the date of the Acquisition. These valuations are preliminary and will be finalized within one year after the closing of the Acquisition. The allocation of the purchase price in the Acquisition will result in higher depreciation and amortization expense in the periods following the Acquisition compared to prior periods.

In connection with the Acquisition, Honeywell agreed to indemnify the Company for losses caused by breaches of Honeywell’s representations, warranties and covenants, pre-closing taxes and other specified matters described in the stock purchase agreement. Claims for breaches of representations and warranties must be brought by the Company by December 15, 2006 and are generally subject to a deductible basket of $8.0 million and a cap of $160.0 million, except that claims related to certain environmental matters, taxes and the capitalization of Novar and its subsidiaries survive for longer periods of time and are not subject to any deductible basket or cap. Certain representations regarding corporate authorization of the transactions, capitalization, the sophistication of the parties and the nonreliance of the parties on the matters beyond those set forth in the stock purchase agreement survive indefinitely. Covenant breaches and other indemnification events in the stock purchase agreement are not subject to a deductible basket or a cap.

Clarke American is one of the three largest providers of checks and check-related products and services in the United States based on revenues, and Clarke American is a leading provider of direct marketing services to financial institutions. Clarke American serves financial institutions through the

Clarke American and Alcott Routon brands and consumers and businesses directly through the Checks In The Mail and B2Direct brands. Clarke American has an industry leading reputation for quality and has won several third party and customer awards.

Clarke American’s two business segments are the Financial Institution division (84% of its revenues for full fiscal year 2005) and the Direct-to-Consumer division (16% of its revenues for full fiscal year 2005). Customers ordering through the Financial Institution division order checks from Clarke American’s financial institution clients, and Clarke American manages that check order process on their behalf. The Direct-to-Consumer division serves customers who prefer to order checks directly from a check provider.

The Reorganization

On October 29, 2004, the Company completed an internal reorganization (the ‘‘Reorganization’’) with certain of its subsidiaries to separate the assets and liabilities related to its licorice products business from the assets and liabilities not related to its licorice products business. Prior to the Reorganization, Pneumo Abex Corporation held all the assets and liabilities associated with the licorice products business, as well as other assets and liabilities unrelated to the licorice products business. In connection with the Reorganization, Mafco Worldwide was formed, and Pneumo Abex Corporation transferred all of the assets and liabilities related to that licorice products business to Mafco Worldwide. Following the transfer of the licorice products business to Mafco Worldwide, Pneumo Abex Corporation merged with Pneumo Abex LLC, a newly formed, wholly owned limited liability company subsidiary of Mafco Worldwide. Mafco Worldwide then transferred all of the membership interests in Pneumo Abex LLC to another subsidiary of the Company, which resulted in Pneumo Abex LLC no longer being a subsidiary of Mafco Worldwide. The Reorganization had no effect on the Company’s consolidated financial statements.

Economic and Other Factors Affecting the Businesses of the Company

Mafco Worldwide

Developments and trends within the tobacco industry may have a material effect on the operations of Mafco Worldwide. U.S. cigarette consumption declined an estimated 2.6% during 2005 and approximately 2% to 3% annually over the previous ten years due to significant price increases introduced by the cigarette manufacturers in part to recover costs related to the 1998 Master Settlement Agreement with the state attorneys general, as well as greater awareness of health risks by consumers, continuing restrictions on smoking areas and sales tax increases on cigarettes. Sales of American blend cigarettes also declined in Western Europe during 2005 due to increased regulation, smoking restrictions and tax increases. The rate of sales decline during 2005 far exceeded the average rate of decline experienced by this region over the past several years.

Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. Domestic consumption of chewing tobacco products has declined for more than a decade by approximately 4.0% per year. Chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970’s due at least in part to the shift away from cigarettes and other types of smoking tobacco. Consumption of moist snuff has increased approximately 4% to 5% per year over the past ten years.

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

Mafco Worldwide is continuously fortifying its relationships with its customers as well as increasing its development of non-tobacco related products in order to help offset declines in demand for tobacco products.

Clarke American

The largest factor impacting the check industry is the continuing decrease in the number of checks written per household. Clarke American believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address. Checks written remain the largest form of non-cash payment in the U.S., representing more transactions than credit and debit transactions combined. According to the 2004 Federal Reserve Payments Study, the total number of all non-cash payments (including checks and electronic payments) in the U.S. has increased from approximately 72.5 billion in 2000 to approximately 81.2 billion in 2003. According to Global Concepts, Inc., an independent consulting firm hired by the Federal Reserve to analyze check writing patterns, the number of checks written has declined approximately 4.0% annually from 2000 to 2003, and is forecast to decline by approximately 3.7% annually from 2004 to 2009.

Clarke American has also experienced significant pricing pressure as competitors seek to increase volumes through market share gains. In the Financial Institution division, consolidation among financial institutions also contributes to pricing pressures as newly combined financial institutions often seek additional price concessions. In addition, financial institution consolidation may result in the addition or loss of a client when the consolidation involves financial institutions served by our competitors. In the Direct-to-Consumer division, softening customer response rates to direct mail advertisements have negatively impacted Clarke American’s volumes. Clarke American is responding to these challenges by seeking to gain market share, grow its long-term relationships with financial institutions and expand its direct marketing services.

Critical Accounting Policies and Estimates

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

Inventory — The majority of the Company’s inventories consists of licorice raw materials. Licorice raw materials have an infinite life as long as they are kept dry; therefore the Company has not been required to establish an obsolescence reserve for licorice. A reserve for the value of the products has not been necessary based on the Company’s lower of cost or market analysis. The Company also ensures that storage facilities where the raw materials are inventoried are properly safeguarded and maintained to preserve its characteristics.

Prepaid Rebates — Clarke American has contracts with certain financial institution clients that require prepayment of rebates. The prepaid rebates are amortized on a straight-line basis over the terms of the respective contracts as a reduction of sales revenue. This accounting method conforms with the guidance provided by the Emerging Issues Task Force Item No. 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product)’’. Whenever material events or changes occur that impact the related contract, including significant declines in the anticipated profitability, the Company evaluates the carrying value of the prepaid rebates to determine if impairment has occurred. The contracts allow Clarke American to recoup, at a minimum, the unamortized prepayments in the event that a contract is terminated early. The unamortized prepaid rebates balance is included in other assets.

Advertising — Direct-response advertising is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of inserts that include order coupons for Checks In The Mail (‘‘CITM’’) products. These capitalized costs are amortized up to 18 months following their distribution. Amortization is charged to match the advertising expense with the related revenue streams. Other advertising activities include product catalogs and price sheets, which are expensed when issued to Clarke American’s financial institution clients for use.

Income Taxes — The Company estimates actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. The balance of the valuation allowance at December 31, 2005, was $3.1 million. To the extent it establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis, the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for items that it believes could be challenged by these taxing authorities. In addition, the Company routinely provides valuation allowances for deferred tax assets that it believes may not be realized, e.g., capital losses.

Long-Lived Assets — The Company assesses the impairment of property, plant and equipment, amortizable intangible assets and investments in joint ventures whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of these assets or the strategy for the Company’s overall business; and

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it measures the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model.

Goodwill and Acquired Intangible Assets — Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation.  The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units, which include the goodwill.  If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an ‘‘implied fair value’’ of goodwill.  The determination of the Company’s ‘‘implied fair value’’ requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit.  Any unallocated fair value represents the ‘‘implied fair value’’ of goodwill, which is compared to the corresponding carrying value.

The Company measures impairment of its indefinite lived intangible assets, which consist of product formulations and certain tradenames and trademarks, based on projected discounted cash flows.  The Company also reevaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite lived intangible assets involve significant estimates made by management in determining the fair value of the Company’s reporting units and its indefinite lived intangible assets. There is inherent subjectivity involved in estimated future cash flows. These estimates are susceptible to change from period to period because management must make assumptions about future cash flows, profitability, terminal values and other items. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed above in ‘‘Long-Lived Assets.’’

Contingencies and Indemnification Agreements — The Company records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are ‘‘contingencies,’’ and the accounting for such events follows SFAS No. 5, ‘‘Accounting for Contingencies.’’

The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and outside experts (such as lawyers and tax specialists), as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors’ active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery related to those liabilities, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by indemnification is remote. See Item 1. Business — The Tobacco Industry and — Non-Operating Contingent Liability, Indemnification and Insurance Matters; Item 3. Legal Proceedings; and Note 19 — Commitments and Contingencies to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Pensions — The Company sponsors defined benefit pension plans, which cover certain current and former employees of the Company who meet eligibility requirements. The Company’s actuarial consultants use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant difference with the amount of pension expense/liability that the Company recorded.

Off-Balance Sheet Arrangements

The Company does not have any or participate in any off-balance sheet arrangements.

Consolidated Operating Results

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

On December 15, 2005 the Company acquired Clarke American. Accordingly the results of Clarke American are included in the Company’s results of operations from that date. Since December 15, 2005, the Company has operated in three business segments: (a) the Licorice Products segment, through which Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients, which products are sold primarily to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco; (b) the Financial Institution segment, through which Clarke American provides checks, check-related products and services and direct marketing services to financial institutions and to the account holders of such financial institutions; and (c) the Direct-to-Consumer segment, through which Clarke American provides checks, check-related products and services and treasury management supplies directly to consumers and businesses. Non-segment expenses are expenses of the Company that are not directly attributable to the operating businesses including, among other things, expenses incurred in connection with being a public company.

Total net revenues increased by $28.0 million, or 30.0% to $121.4 million in the 2005 period from $93.4 million in the 2004 period. Net revenues from the Licorice Products segment increased by $3.9 million or 4.2% from $93.4 million to $97.3 million. The increase resulted from higher domestic sales to the international tobacco industry of $1.3 million and increased domestic sales to the tobacco industry in the United States of $1.6 million. The increase was due to major customers returning to historical order patterns after completing restructurings of their operations between domestic and foreign facilities. Other licorice and non-licorice domestic revenues decreased by $0.1 million in the 2005 period compared to the 2004 period and the segment’s foreign revenues increased by $1.1 million due principally to higher volume. Revenues for the Financial Institution and Direct-to-Consumer segments included in the 2005 period were $20.3 million and $3.8 million, respectively.

Cost of revenues was $66.5 million in the 2005 period and $45.1 million in the 2004 period, an increase of $21.4 million. Cost of revenues for the Licorice Products segment was $49.1 million in the 2005 period and $45.1 million in the 2004 period, an increase of $4.0 million or 8.9%. The increase in cost of revenues for the Licorice Products segment was due to the increase in sales, substantially higher energy costs and inflationary pressure on other manufacturing costs, including raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 50.5% in the 2005 period as compared to 48.3% in the 2004 period. Cost of revenues for the Financial Institution and Direct-to-Consumer segments included in the 2005 period were $14.8 million and $2.6 million, respectively. The cost of revenues for Clarke American’s segments includes a non-recurring charge of $1.8 million related to amortizing a fair value adjustment of $3.1 million to inventories in connection with the Acquisition, the balance of which the Company expects to charge to cost of revenues in the first quarter of 2006.

Selling, general and administrative expenses were $21.4 million in the 2005 period and $17.2 million in the 2004 period, an increase of $4.2 million, or 24.4%. Selling, general and administrative expenses from the Licorice Products segment were $11.5 million in 2005 and $12.7 million in 2004, a decrease of $1.2 million. The decrease in the Licorice Products segment was due primarily to lower professional fees in the 2005 period. Selling, general and administrative expenses for the Financial Institution and Direct-to-Consumer segments included in the 2005 period were $5.0 million and $1.0 million, respectively. Non-segment expenses decreased to $3.9 million in 2005, from $4.5 million in 2004 due to lower professional fees in 2005.

Interest income was $3.5 million in the 2005 period and $1.3 million in the 2004 period. The increase was due mainly to higher interest rates and increased cash balances available for investment in cash equivalents and marketable securities in the 2005 period.

Interest expense was $4.8 million in the 2005 period and $1.2 million in the 2004 period. The increase was due to indebtedness incurred to finance the Acquisition. Interest expense for the 2005 period includes a $1.5 million fee for a bridge loan commitment obtained by the Company in connection with the financing of the Acquisition.

Other income (expense), net was $3.7 million in the 2005 period and $(2.4) million in the 2004 period. In the 2005 period, income of $3.0 million was recognized for the gain on the sale of marketable securities and $0.9 million related to settlement of litigation. The expense in the 2004 period primarily relates to the amortization of deferred financing costs.

The provision for income taxes as a percentage of income was 33.2% in the 2005 period and 12.4% in the 2004 period. The effective income tax rate in 2005 reflects a $1.0 million reduction in the valuation allowance related to the utilization of capital loss carryforwards in connection with the sale of marketable securities and a $1.5 million reduction of reserves for federal and state taxes related to the resolution of uncertainties. The effective income tax rate in 2004 reflects a reversal of reserves of $6.8 million for certain prior year issues due to the resolution of certain tax audits.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total net revenues decreased by $2.3 million, or 2.4% to $93.4 million in the 2004 period from $95.7 million in the 2003 period. Domestic sales to the tobacco industry in the United States declined by $3.3 million due to lower shipment volume resulting from inventory reductions and shifting of production to overseas facilities on the part of several large customers. Domestic sales to the international tobacco industry increased by $1.4 million due to higher shipment volume. Non-tobacco revenues decreased by $0.5 million in the 2004 period compared to the 2003 period and non-licorice sales declined by $0.8 million in 2004 due to the Company’s decision to discontinue selling certain of these products. Foreign sales increased by $0.9 million, mainly impacted by a favorable exchange translation effect on Euro sales of $1.4 million.

Cost of revenues was $45.1 million in the 2004 period and $46.3 million in the 2003 period, a decrease of $1.2 million. The decrease in cost of revenues was due to the decline in sales volume. As a percentage of revenues, cost of revenues remained stable for the periods at 48.3% in 2004 and 48.4% in 2003.

Selling, general and administrative expenses were $17.2 million in the 2004 period and $16.3 million in the 2003 period, an increase of $0.9 million. Selling, general and administrative expenses for the Licorice Products segment were $12.7 million in 2004 and $12.8 million in 2003. Non-segment expenses were $4.5 million and $3.5 million in 2004 and 2003, respectively, with the increase primarily due to higher professional fees.

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

Other (expense) income, net was $(2.4) million in the 2004 period and $1.7 million in the 2003 period. The expense in 2004 primarily resulted from the write off of deferred financing costs related to the early repayment of Mafco Worldwide’s outstanding debt. The income in 2003 results from the reduction of two liabilities associated with the resolution of two separate Corporate Indemnification matters partially offset by the amortization of deferred financing costs.

The provision for income taxes as a percentage of income was 12.5% in the 2004 period and 31.7% in the 2003 period. The effective income tax rate in 2004 reflects a reversal of reserves of $6.8 million for certain prior year issues due to the resolution of certain tax audits. The effective tax rate in 2003 reflects a reversal of reserves of $1.3 million for certain prior year issues due to the resolution of uncertainties in 2003.

Related Party Transactions

The Transfer Agreement

In connection with the 1995 transfer to a subsidiary of MCG of certain of Pneumo Abex’s consolidated assets and liabilities, with the remainder being retained, M & F Worldwide, a subsidiary of MCG and two subsidiaries of M & F Worldwide entered into the Transfer Agreement. Under the Transfer Agreement, Pneumo Abex retained the assets and liabilities relating to Aerospace, as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to the subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. Pneumo Abex will be obligated to make reimbursement for the amounts so funded only when it receives amounts under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex’s indemnitors regarding their indemnities, the Transfer Agreement permits Pneumo Abex to require such subsidiary of MCG to fund 50% of the costs of resolving the disputes.

Registration Rights Agreement

MCG and the Company are parties to a registration rights agreement (as amended, the ‘‘Company/MCG Registration Rights Agreement’’) providing MCG with the right to require the Company to use its best efforts to register under the Securities Act, and the securities or blue sky laws of any jurisdiction designated by MCG, all or portion of the issued and outstanding shares of M & F Worldwide common stock owned by MCG (the ‘‘Registrable Shares’’). Such demand rights are subject to the conditions that the Company is not required to (1) effect a demand registration more than once in any 12-month period, (2) effect more than one demand registration with respect to the Registrable Shares, or (3) file a registration statement during periods (not to exceed three months) (a) when the Company is contemplating a public offering, (b) when the Company is in possession of certain material non-public information, or (c) when audited financial statements are not available and their inclusion in a registration statement is required. In addition, and subject to certain conditions described in the Company/MCG Registration Rights Agreement, if at any time the Company proposes to register under the Securities Act an offering of common stock or any other class of equity securities, then MCG will have the right to require the Company to use its best efforts to effect the registration under the Securities Act and the securities or blue sky laws of any jurisdiction designated by MCG of all or a portion of the Registrable Shares as designated by MCG. The Company is responsible for all expenses relating to the performance of, or compliance with, the Company/MCG Registration Rights Agreement except that MCG is responsible for underwriters’ discounts and selling commissions with respect to the Registrable Shares it sells.

Affiliated Payments

During 2005, 2004, and 2003, three executive officers of the Company were executives of Holdings. The Company did not compensate such executive officers, but, in 2005, 2004 and 2003, the

Company paid to Holdings $1.5 million for the value of the services provided by such officers to the Company and charged that amount to compensation expense. None of the executive officers received any payment from the Company or additional payment from Holdings in connection with such compensation expense. The Management Services Agreement, pursuant to which Holdings provides the services of the three executive officers to the Company in exchange for a management service fee of $1.5 million annually, expires on December 31, 2005; provided that the term automatically extends for successive one year periods unless either party provides notice prior to the end of the term. Neither party provided such notice in 2005, therefore Holdings will continue to provide these services in 2006 under the terms of the existing agreement.

The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and certain of its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company bears an appropriate allocation for premiums for such coverage, which the Company believes is more favorable than the premiums it could secure under stand-alone coverage. At December 31, 2005, the Company has recorded prepaid expenses and other assets of $1.2 million and $3.6 million, respectively, relating to the directors and officers insurance program.

Allied Security Holdings LLC (‘‘Allied Security’’), an affiliate of Holdings, provided contract security officer services to Mafco Worldwide and Clarke American. Mafco Worldwide and Clarke American made aggregate payments to Allied Security for such services of approximately $0.2 million and $0.4 million, respectively, for the full fiscal year 2005, which the Company believes is competitive with industry rates for similarly situated security firms and as favorable as terms that could have been obtained from an unrelated party in an arms-length transaction.

James B. Alcott, President of the Alcott Routon division of Clarke American, owns 20% of the outstanding shares of, and serves as a director for, Altair Data Resources LLC, a Tennessee limited liability company controlled by several of Clarke American’s employees, including James B. Alcott. Altair provides list and data services. Alcott Routon (which Clarke American acquired in 2004) made purchases for such services from Altair totaling $0.4 million for the full fiscal year 2005. Alcott Routon continues to purchase list and data services from Altair.

Tax Sharing Agreement

On December 15, 2005, the Company and each of the direct parent companies of Clarke American and Mafco Worldwide entered into a tax sharing agreement (the ‘‘Tax Sharing Agreement’’) whereby the Company will elect to file consolidated federal income tax returns on behalf of Clarke American, Mafco Worldwide and their respective affiliated subsidiaries as well as certain other subsidiaries of the Company. Under the Tax Sharing Agreement, each of Clarke American and Mafco Worldwide will make quarterly payments to the Company. These payments generally are based on the applicable federal income tax liability that Clarke American and Mafco Worldwide and their respective affiliated subsidiaries would have had for each taxable period if Clarke American or Mafco Worldwide, as the case may be, had not been included in the Company’s consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any Company consolidated, combined or unitary group for each year that Clarke American, Mafco Worldwide or any of their respective subsidiaries, as the case may be, is included in any such group for foreign, state or local tax purposes.

Liquidity and Capital Resources

The Company’s Consolidated Liquidity Position

Net cash provided by operating activities was $42.0 million, $23.8 million and $35.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in net cash provided by operating activities of $18.2 million in 2005 as compared to 2004 was primarily caused by the changes in the components of working capital, primarily a decrease in accounts receivable and inventories, the recording of higher current and deferred income taxes which did not affect cash flows. The decrease in net cash provided by operating activities of $11.7 million between the 2004 period and the 2003 period was caused by the changes in the components of working capital, primarily an increase in trade receivables and inventories and a decrease in payables and accrued expenses related in part to the payment in 2004 in the settlement of the Federal-Mogul Recoupment/Setoff claim (see Note 19 to the Company’s consolidated financial statements). As of December 31, 2005, the Company had approximately $11.8 million of U.S. federal net operating loss carryforwards. The Company expects to utilize the balance of these tax benefits in 2006 and become a regular taxpayer.

Net cash used in investing activities in 2005 was $802.9 million and results primarily from the Acquisition on December 15, 2005. In addition, during part of 2005, the Company invested available cash in high quality marketable securities to enhance its income. Net cash used in investing activities in 2004 was comprised of contributions of $4.2 million for the investment in a Chinese joint venture and $1.6 million for capital expenditures. Net cash used in investing activities in 2003 was for capital expenditures of $2.1 million, of which approximately $1.2 million was for the replacement of Mafco Worldwide’s oil-fired boilers in its Camden, New Jersey facility with a new gas-fired boiler.

Net cash provided by financing activities in 2005 was $710.1 million which primarily represents the incurrence of debt to finance the Acquisition. Net cash used in financing activities in 2004 totaled $29.7 million as a result of scheduled debt repayments of $15.6 million, including an excess cash flow payment of $8.3 million, and an early repayment of Mafco Worldwide’s remaining outstanding debt of $19.0 million, partially offset by cash provided from the exercise of stock options of $4.1 million and a capital contribution of $0.8 million. Net cash used in financing activities in 2003 primarily reflects the repayment of debt under Mafco Worldwide’s former credit agreement, which was partially offset in 2003 by cash provided from stock option exercises of $1.9 million.

Although there can be no assurance, the Company believes that its cash and cash equivalents, borrowings available under the Clarke American and Mafco Worldwide credit agreements (as further discussed below) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $36.2 million in cash and cash equivalents as of December 31, 2005. M & F Worldwide is considering various alternatives for the application of its cash and cash equivalents on hand. On December 15, 2005, M & F Worldwide acquired Novar, the former parent company of Clarke American, for $800.0 million in cash (subject to a post-closing working capital adjustment), financed with cash on hand and new borrowings. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interests in its subsidiaries. M & F Worldwide's subsidiaries may not generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions, as further discussed below. Under both Clarke American’s and Mafco Worldwide’s respective credit agreements and under Clarke American’s indenture, neither Mafco Worldwide nor Clarke American may: (a) pay a dividend on, make a payment on account of the purchase, redemption or retirement of, or make any other distribution on any share of any class of their respective capital stock; (b) loan or advance funds to M & F Worldwide except for a maximum amount (as set forth in each credit agreement and indenture) necessary to maintain M & F Worldwide's corporate existence and other out-of-pocket expenses in the ordinary course of business resulting from the Company’s status as a public company; or (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation to any person who is a significant stockholder or executive officer of M & F Worldwide, unless it complies with restrictions set forth in its respective debt agreements.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2005, such obligations and commitments which do not include options for renewal were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Contractual Obligations
Long term debt obligations, including current portion(a)	$729.3	16.1	52.2	77.2	583.8
Interest on long term debt(a)	367.1	62.8	120.7	107.1	76.5
Operating leases	50.4	8.9	15.5	13.2	12.8
Capital lease obligations	7.0	1.9	3.2	1.9	—
Purchase obligations(b)	155.9	63.8	66.8	19.5	5.8
Other long-term liabilities(c)	8.7	2.7	3.9	0.6	1.5
	$1,318.4	156.2	262.3	219.5	680.4

(a)	Consists of principal and interest payments on the Mafco Worldwide credit agreement, the Clarke American credit agreement, and the Clarke American senior notes through the respective maturity fates based upon assumptions regarding the amount of debt outstanding and assumed interest rates. The payments by year in the above table do not reflect the impact of mandatory repayments on the term loans required in each year based upon prior year excess cash flow (as defined in the respective credit agreements).

(b)	Purchase obligations include amounts due under contracts with third party service providers. These contracts are primarily for information technology services related to network servers, personal computers, telecommunications, software development and support and help desk services. Additionally, obligations include amounts due under Direct Checks direct mail advertising agreements and royalty agreements as well as raw material purchase obligations and rebates.

(c)	Other long-term liabilities consist primarily of amounts due for supplemental retirement benefit, restructuring reserves, and management fees.

Mafco Worldwide currently expects to contribute approximately $0.7 million to its pension plans in 2006 based on current legal requirements.

Mafco Worldwide Credit Agreement

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents. The Mafco Worldwide credit facility replaced Mafco Worldwide's previously existing senior secured credit facility. The Mafco Worldwide credit facility consists of a $110.0 million term loan which was drawn on December 8, 2005 and matures in six years and a five year $15.0 million revolving credit facility. The indebtedness under the Mafco Worldwide credit facility is guaranteed by Mafco Worldwide's domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide's obligations under the credit facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide's and the Mafco Worldwide Guarantors' assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide's option, at either an adjusted Eurodollar rate plus an applicable margin of 2.00% in the case of revolving loans or 2.25% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.00% in the case of revolving loans or 1.25% in the case of term loans.

The Mafco Worldwide credit facility contains affirmative and negative covenants customary for such financings. The Mafco Worldwide credit facility also requires Mafco Worldwide to maintain a minimum ratio of total consolidated EBITDA, as defined in the Mafco Worldwide credit agreement, less capital expenditures to consolidated interest expense and a maximum ratio of consolidated total debt outstanding to consolidated EBITDA as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2006. As of December 31, 2005, Mafco Worldwide was in compliance with all of these covenants. The Mafco Worldwide credit facility contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc. and Mafco Shanghai Corporation, a subsidiary of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.

The Mafco Worldwide term loan is repayable in quarterly installments of $275,000 commencing on March 31, 2006. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Mafco Worldwide credit agreement). In connection with the sale of marketable securities during 2005, Mafco Worldwide made a mandatory $3.0 million prepayment on its term loan.

At December 31, 2005, $1.7 million of the Mafco Worldwide revolving loan facility was reserved for lender guarantees on outstanding letters of credit and $13.3 million was available for borrowings.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.9 million Euros (approximately $3.4 million at December 31, 2005) for working capital purposes. The French subsidiary had no borrowings at December 31, 2005.

Clarke American Credit Agreement

Concurrently with the completion of the Acquisition, Clarke American, as borrower, entered into senior secured credit facilities, which provided for a revolving credit facility in an amount of $40.0 million maturing on December 15, 2010 and a $440.0 million term loan maturing on December 15, 2011. Portions of its revolving credit facility are available for the issuance of letters of credit and swing line loans.

All obligations under the credit facilities are guaranteed by Clarke American’s direct parent (a subsidiary of the Company) and by each of Clarke American’s direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. The credit facilities are secured by a perfected first priority security interest in substantially all of Clarke American’s and the guarantors’ assets, other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property.

The term loan facility has an aggregate principal amount at maturity of $440.0 million. Clarke American received $437.8 million of proceeds from its issuance, net of original discount of 0.5%. The original discount will be amortized as non-cash interest expense over the term of the term loan. The term loan facility is required to be repaid in quarterly installments commencing on March 31, 2006 in annual amounts: $15.0 million for 2006, $20.0 million for 2007, $30.0 million for 2008, $35.0 million for 2009 and $40.0 million for 2010. The term loan facility requires that a portion of Clarke American’s excess cash flow be applied to prepay amounts borrowed thereunder. The balance of the term loan facility will be repaid in full in 2011.

Loans under the credit facilities bear, at Clarke American’s option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate announced from time to time by The Bank of New York and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 2.0% per annum for revolving loans, or 2.25% per annum for term loans; or

•	a rate per annum equal to a reserve adjusted eurodollar rate, plus an applicable margin of 3.0% per annum for revolving loans, or 3.25% per annum for term loans.

The credit facilities contain representations and warranties customary for a senior secured credit facility. They also contain affirmative and negative covenants customary for a senior secured credit facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The credit facilities also require Clarke American to maintain certain financial covenants, including maximum consolidated secured leverage, maximum total consolidated leverage and minimum consolidated fixed charge coverage ratios. As of December 31, 2005, Clarke American was in compliance with all of these covenants.

As of December 31, 2005, $440.0 million principal amount at maturity was outstanding under the term loan facility. As of December 31, 2005, $7.2 million was drawn under the $40.0 million revolving credit facility, and Clarke American had $27.0 million available for borrowing (giving effect to the issuance of $5.8 million of letters of credit).

Clarke American Senior Notes

The Senior Notes issued by Clarke American to fund the Acquisition will mature in 2013 and bear interest at a rate per annum of 11¾%. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on Clarke American’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Clarke American will be required to offer to repurchase all of the notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Clarke American will also be required to offer to repurchase the Senior Notes with the proceeds of certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

A registration rights agreement relating to the Senior Notes requires Clarke American to complete an offer to exchange the Senior Notes originally issued by it in December 2005 for new Senior Notes (with substantially similar terms) whose issuance is registered under the Securities Act of 1933. Clarke American is required to file a registration statement with respect to the exchange offer within 150 days after December 15, 2005 and to use all commercially reasonable efforts to have the registration statement declared effective within 240 days after December 15, 2005. Clarke American is also required to use all commercially reasonable efforts to complete the exchange offer within 45 business days (or longer if required by the federal securities laws) after the effective date of the registration statement. Failure to comply with the terms of the registration rights agreement could result in Clarke American paying liquidated damages to holders of the notes.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ an amendment to FASB Statements Nos. 123 and 95 (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, and supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the U.S. Securities and Exchange Commission adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company will be the fiscal year beginning January 1, 2006. The Company has adopted SFAS No. 123(R) effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a modified prospective method or a modified retroactive method. The Company currently expects to use the modified prospective method of adoption. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R). Adoption of SFAS No. 123(R) will not have an immediate impact on the Company’s financial statements because all outstanding options are vested. However, the Company will incur incremental expenses in the future if additional options are granted and such expense may not be similar to the amounts in the Company’s current pro forma disclosures under SFAS No. 123 and could be material to the Company’s financial statements.

Impact of Inflation

The Company presents its results of operations and financial condition based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the Company believes that, for the three most recent fiscal years, the effects of inflation, if any, on its results of operations and financial condition have been minor.

Tax Matters

At December 31, 2005, the Company had available net operating loss carryforwards of approximately $11.8 million, which expire in 2012. In connection with the Acquisition, Honeywell has agreed to indemnify the Company for certain income tax liabilities that arose prior to the Acquisition and therefore, no liability has been reflected for these pre-Acquisition taxes.

Liquidity Assessment

M & F Worldwide is a holding company whose only material assets are the stock of its subsidiaries and approximately $36.2 million in cash and cash equivalents as of December 31, 2005. Accordingly, M & F Worldwide conducts all of its operations through its subsidiaries, Mafco Worldwide and Clarke American. M & F Worldwide's ability to pay its expenses and dividends on its common stock depends on the balance of its own cash and cash equivalents and the payment of dividends to it by Mafco Worldwide and Clarke American. Payments to M & F Worldwide by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and whether they meet the criteria to make dividend payments under the instruments governing their indebtedness. See ‘‘Risk Factors — M & F Worldwide's holding company structure could limit its ability to pay its expenses and dividends on its common stock.’’ Because Mafco Worldwide and Clarke American each have separate debt facilities, M & F Worldwide evaluates each company’s liquidity and capital resources separately. In addition, M & F Worldwide is considering various alternatives for the application of its cash and cash equivalents.

Mafco Worldwide

In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

Capital Expenditures. Capital expenditures for 2005, 2004 and 2003 were $1.1 million, $1.6 million and $2.1 million, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its revolving credit facility, will be adequate to make required payments on its indebtedness, to fund anticipated capital expenditures and to satisfy its working capital requirements for at least the next 12 months.

Clarke American

In addition to Clarke American’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients.

Capital Expenditures. Clarke American’s total capital expenditures (which includes capitalized leases of $6.8 million) for the full 2005 fiscal year were $25.3 million. These expenditures primarily related to maintenance of existing assets, cost reduction initiatives and other projects which support future revenue growth.

Prepaid Rebates. During the full 2005 fiscal year, Clarke American made approximately $24.6 million of contract acquisition payments to financial institution clients.

Clarke American believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its revolving credit facility, will be adequate to make required payments on its indebtedness, to fund anticipated capital expenditures and to satisfy its working capital requirements for at least the next 12 months.

Cash Flow Risks

Each of Clarke American’s and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond each’s respective control. Each of Clarke American and Mafco Worldwide may not be able to generate sufficient cash flow from operations and future borrowings may not be available to it under its credit facilities in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. If future cash flow from operations and other capital resources are insufficient to pay each’s respective obligations as they mature or to fund its liquidity needs, Clarke American or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. Mafco Worldwide or Clarke American, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their respective existing and future indebtedness may limit their ability to pursue any of these alternatives.

Risks that could adversely affect Clarke American’s ability to meet its debt service obligations include, but are not limited to, decreases in check usage, increases in competitive activity and pricing pressures, additional adverse legislative changes, or adverse changes among Clarke American’s highly-concentrated clients. In 2005, Clarke American’s top 20 clients accounted for approximately 47% of Clarke American’s full fiscal year 2005 net revenues. If Bank of America, which is Clarke American’s largest customer, were to terminate its contract with Clarke American, it would have a material adverse effect on the financial results of Clarke American and the Company, which would also create severe liquidity problems for Clarke American and the Company. In addition, the maturity of the principal industry in which Clarke American operates and trends in the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors, could materially and adversely affect Clarke American’s and the Company’s liquidity position.

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for three years. At December 31, 2005, Mafco Worldwide had on hand a supply of licorice root raw material approaching three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

In 2005, Mafco Worldwide’s ten largest customers, eight of which are manufacturers of tobacco products, accounted for approximately 56% of the Company’s net revenues (and 69% of Mafco Worldwide’s net revenues). One customer, Altria Group Inc., accounted for approximately 36% of Mafco Worldwide’s 2005 net revenues. If Altria Group Inc. were to stop purchasing licorice from Mafco Worldwide, it would have a material adverse effect on the financial results of Mafco Worldwide and the Company, which would also create severe liquidity problems for Mafco Worldwide and the Company.

Non-Operating Contingent Liability, Indemnification and Insurance Matters

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, the Company has been receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2005, the Company incurred or expected to incur approximately $952,000 of unindemnified costs, as to which it either has received or expects to receive approximately $739,000 in insurance reimbursements for matters pending or settled through December 31, 2005. Management does not expect these unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

The Transfer Agreement further provides that the subsidiary of MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex’s and its predecessor’s operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to Pneumo Abex’s Aerospace business, which Pneumo Abex sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to Pneumo Abex’s former Aerospace facilities are Company’s responsibility. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

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

On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the ‘‘Reimbursement Agreement’’). The Reimbursement Agreement provided for letters of credit covering certain environmental issues relating to a former Pneumo Abex site. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2 million. During 2005, the Original Indemnitor assumed this obligation and Mafco Worldwide was released from these letters of credit.

The Company has not recognized a liability in its financial statements for matters covered by indemnification agreements from the Original Indemnitor or the Indemnity Guarantor. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors’ active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote.

Pneumo Abex’s former Aerospace business sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the U.S. Government made with respect to certain of these products. In the remaining unindemnified matter, Pneumo Abex contests the Government’s allegations and has been attempting to resolve the matter without litigation.

In addition, various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2005, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s Securities and Exchange Commission filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	Clarke American’s and Mafco Worldwide’s substantial indebtedness;

•	covenant restrictions under Clarke American’s and Mafco Worldwide’s indebtedness that may limit the Company’s and their ability to operate their respective businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Clarke American and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the principal industry in which Clarke American operates and trends in the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions and other adverse changes among the large clients on which Clarke American depends, resulting in decreased revenues;

•	intense competition in all areas of the Company’s businesses;

•	interruptions or adverse changes in the Company’s supplier relationships;

•	increased production and delivery costs applicable to the Company;

•	fluctuations in the costs of the Company’s raw materials;

•	the Company’s ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce the Company’s competitive advantage over some of its competitors;

•	Clarke American’s ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm Clarke American’s business;

•	contracts with Clarke American clients relating to consumer privacy protection which could restrict its business;

•	the Company’s ability to protect its intellectual property rights;

•	the Company’s reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm Clarke American’s businesses and reputation;

•	the Company’s ability to successfully manage future acquisitions;

•	sales and other taxes which could have adverse effects on the Company’s businesses;

•	environmental risks;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax, Acquisition-related and other matters for which the Company is entitled to indemnification;

•	any inability to obtain indemnification for any significant group of asbestos-related claims pending against the Company;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of the Company’s significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

You should read carefully the factors described in the section entitled ‘‘Risk Factors’’ of this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. The Company assumes no responsibility to update the forward-looking statements contained in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

As of December 31, 2005 and 2004, the Company’s net foreign currency market exposures of $1.2 million and $0.4 million, respectively, are primarily the Euro. Most of the Company’s export sales and purchases of licorice raw materials are made in U.S. dollars. The Company’s French subsidiary sells in several foreign currencies as well as the U.S. dollar and purchases raw materials principally in U.S. dollars. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations. In addition, management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $0.1 million increase to the related net unrealized gain for December 31, 2005 and a $0.1 million increase for December 31, 2004. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $0.1 million decrease to the related net unrealized gain for December 31, 2005 and December 31, 2004.

At December 31, 2005, Mafco Worldwide had $107.0 million of term loans outstanding under the Mafco Worldwide credit agreement and $1.7 million outstanding under the Mafco Worldwide revolving credit facility, including letters of credit. At December 31, 2005, Clarke American had $440.0 million of term loans outstanding under the Clarke American credit agreement and $13.0 million outstanding under the Clarke American revolving credit facility, including letters of credit. All of these outstanding loans are either ABR Loans or may be converted into Eurodollar Loans but in either case, bear interest at variable rates. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding as of December 31, 2005 would result in an increase or decrease in its annual interest expense of approximately $2.6 million per year.

Neither the Company nor its subsidiaries had any interest rate derivative agreements in effect at December 31, 2005. During February 2006, Mafco Worldwide and Clarke American each entered into interest rate derivative transactions. Mafco Worldwide entered into a two-year interest rate collar with a notional amount of $50.0 million. Clarke American entered into a three-year interest rate swap with a notional amount of $150.0 million. The purpose of these derivative transactions was to limit the respective company’s risk on a portion of the variable rate senior secured credit facilities and each transaction will be accounted for as a cash flow hedge.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company's management, with the participation of M & F Worldwide's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d−(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of December 31, 2005. Based on that evaluation, M & F Worldwide's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. Other than changes related to the acquisition of Clarke American on December 15, 2005, there were no material changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005.

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Subject to the exceptions described below, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management has

excluded Clarke American and its subsidiaries from its evaluation of internal control over financial reporting because M & F Worldwide acquired Clarke American and its subsidiaries in the Acquisition, which was accounted for as a purchase and closed on December 15, 2005. As of December 31, 2005, Clarke American and its subsidiaries had total assets and total revenues representing approximately 79% and 20%, respectively, of the Company's consolidated assets and revenues as of and for the year ended December 31, 2005.

Based on its assessment, management believes that, subject to the exceptions described above, as of December 31, 2005, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm has issued an audit report on management’s assessment of the Company's internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of M & F Worldwide Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that M & F Worldwide Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). M & F Worldwide Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Clarke American Corp., which was acquired on December 15, 2005, which is included in the 2005 consolidated financial statements of M & F Worldwide Corp. and constituted 79% of total assets as of December 31, 2005 and 20% of total revenues for the year then ended. Our audit of internal control over financial reporting of M & F Worldwide Corp. also did not include an evaluation of the internal control over financial reporting of Clarke American Corp.

In our opinion, management’s assessment that M & F Worldwide Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, M & F Worldwide Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of M & F Worldwide Corp. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 14, 2006

PART III

The Company will provide the information otherwise set forth in Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2006 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2006.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	(1 and 2) Financial statements and financial statement schedule.

See Index to Consolidated Financial Statements and Financial Statement Schedules, which appears on page F-1 herein. All other schedules for which provision is made in the applicable accounting regulations of the Securities & Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of April 19, 2001 by and between PX Holding Corporation and M & F Worldwide Corp. (incorporated by reference to Exhibit 2.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated April 20, 2001).
2.2	Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Pneumo Abex’s Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to Exhibit 10.4 to Abex Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
2.3	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated October 31, 2006).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated April 30, 1996).
3.2	Certificate of Designation, Powers, Preferences and Rights of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide Corp. (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.’s Current Report on Form 8-K dated April 20, 2001).
3.3	By-laws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
3.4	Amendment to the Company’s By-laws concerning the advance notice provision (incorporated by reference to Exhibit 10.23 to M & F Worldwide Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001).
4.1	Registration Rights Agreement between Holdings and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Holdings Inc., MCG Holdings Inc. and Holdings in connection with the Company’s capital stock).
4.2*	Indenture dated as of December 15, 2005 among Clarke American Corp., a Delaware corporation, the Guarantors (as named therein) and The Bank of New York, a New York banking corporation, as trustee.
4.3*	Registration Rights Agreement dated as of December 15, 2005 by and among Clarke American Corp., the Guarantors (listed therein), Bear, Stearns & Co. Inc. and J.P. Morgan Securities Inc.

Exhibit No.	Description
4.4*	Credit Agreement dated as of December 8, 2005 among Flavors Holdings Inc., Mafco Worldwide Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents.
4.5*	Guarantee and Collateral Agreement dated as of December 8, 2005 made by Flavors Holdings Inc., Mafco Worldwide Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent.
4.6*	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filings, dated as of December 15, 2005, made by Mafco Worldwide Corporation to JPMorgan Chase Bank, N.A., as Administrative Agent, relating to property located in Camden County, New Jersey.
4.7*	Credit Line Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of December 15, 2005, made by Mafco Worldwide Corporation in favor of Kanawha Land Title Services, LLC, as Trustee, relating to property located in the City of Richmond, Virginia.
4.8*	Notice of Grant of Security Interest in Trademarks, dated as of January 30, 2006, made by Mafco Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.
4.9*	Credit Agreement, dated as of December 15, 2005 among CA Acquisition Holdings, Inc., Clarke American Corp., several lenders party thereto, Bear Stearns Corporate Lending Inc., as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent.
4.10*	Guarantee and Collateral Agreement, dated as of December 15, 2005, by and among Clarke American Corp., CA Acquisition Holdings, Inc., Core Skills Inc., Clarke American Checks, Inc., Checks in the Mail, Inc. and B2Direct, Inc.
4.11*	Intellectual Property Security Agreement, dated as of December 15, 2005, by and among Clarke American Corp., CA Acquisition Holdings, Inc., Core Skills Inc., Clarke American Checks, Inc., Checks in the Mail, Inc. and B2Direct, Inc.
4.12*	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes dated as of December 15, 2005 from Clarke American Checks, Inc. to the Administrative Agent with respect to property located at 124 Metropolitan Avenue, Salina, New York.
4.13*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes dated as of December 15, 2005 from Clarke American Checks, Inc. to W.Z. Fairbanks Jr. as Trustee for the benefit of Bear Stearns Corporate Lending Inc. as Beneficiary with respect to property located at 5734 Farinon Drive, San Antonio, Texas.
4.14*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes dated as of December 15, 2005 from Checks in the Mail, Inc. to W.Z. Fairbanks Jr. as Trustee for the benefit of Bear Stearns Corporate Lending Inc. as Beneficiary with respect to property located at 2435 Goodwin Lane, New Braunfels, Texas.

Exhibit No.	Description
4.15*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes dated as of December 15, 2005 from B2Direct, Inc. to Mid-South Title Corporation as Trustee for the benefit of Bear Stearns Corporate Lending Inc. as Beneficiary with respect to property located at 5205 North National Drive, Knoxville, Tennessee.
10.1	Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT’s Current Report on Form 8-K dated June 28, 1995).
10.2	Letter Agreement, dated as of June 26, 1995, between the Company and Mafco (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 28, 1995).
10.3	Letter Agreement, dated as of February 5, 1996, between the Company and Mafco (incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D dated February 8, 1996 filed by MacAndrews & Forbes, Inc., MCG Holdings Inc. and Holdings in connection with the Company’s capital stock).
10.4+	M & F Worldwide 1995 Stock Plan (the ‘‘1995 Stock Plan’’) for employees of the Company and employees of affiliated corporations (incorporated by reference to Annex C to the Proxy Statement/Prospectus included in the Company’s Registration Statement on Form S-1 (File No. 33-92186)), as amended (incorporated by reference to Exhibit 10.19 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.5+	The Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.25 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.6	Contract dated as of May 31, 1997 between Mafco Worldwide and Licorice and Paper Employees Association of Camden, New Jersey AFL-CIO (incorporated by reference to Exhibit 10.28 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.7+	Employment agreement, dated August 1, 2000, between the Registrant and Pramathesh S. Vora (incorporated by reference to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.8+	The Company’s 2000 Stock Option Plan for employees of the Registrant and employees of affiliated corporations (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Registration Statement on Form S-8, Commission File No. 333-9162).
10.9+	Employment agreement dated August 1, 2001, between the Registrant and Stephen G. Taub. (incorporated by reference to Exhibit 10.29 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.10	Amendment No. 1 to the Instrument of Assignment and Assumption, dated as of December 3, 2002, by and between Holdings Inc., M & F Worldwide Corp. and Panavision Inc. (incorporated by reference to M & F Worldwide Corp.’s Current Report on Form 8-K dated December 18, 2002).
10.11	Mafco-Pneumo Abex Corporation Letter Agreement, dated as of December 3, 2002, by and between Holdings, M & F Worldwide Corp. and Pneumo Abex Corporation (incorporated by reference to M & F Worldwide Corp.’s Current Report on Form 8-K dated December 18, 2002).

Exhibit No.	Description
10.12	Management Services Agreement, dated as of October 29, 2003, by and between MacAndrews & Forbes Holdings Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.37 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.13+	M & F Worldwide Corp. 2003 Outside Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.14+	The Company’s 2003 Stock Option Plan for employees of the Registrant and employees of affiliated corporations (incorporated by reference to M & F Worldwide Corp.’s Definitive Proxy Statement on Schedule 14A dated April 2, 2004).
10.15*	Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Clarke American Corp. and PCT International Holdings Inc.
10.16*+	Employment Agreement by and between Clarke American Corp. and Charles T. Dawson, dated as of October 31, 2005.
21.1*	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Powers of attorney executed by Messrs. Perelman, Beekman, Coppola, Durnan, Folz, Gittis, Meister, Slovin, and Taub.
31.1*	Certification of Howard Gittis, Chief Executive Officer, dated March 15, 2006.
31.2*	Certification of Todd J. Slotkin, Chief Financial Officer, dated March 15, 2006.
32.1*	Certification of Howard Gittis, Chief Executive Officer, dated March 15, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Todd J. Slotkin, Chief Financial Officer, dated March 15, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

M & F WORLDWIDE CORP.
Dated: March 15, 2006	By:	/s/Howard Gittis
Howard Gittis Chairman of the Board, President and Chief Executive Officer
Dated: March 15, 2006	By:	/s/Todd J. Slotkin
Todd J. Slotkin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 15, 2006	By:	/s/Laurence Winoker
Laurence Winoker Senior Vice President, Treasurer and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Ronald O. Perelman *	Director	March 15, 2006

Ronald O. Perelman

Philip E. Beekman *	Director	March 15, 2006

Philip E. Beekman

Rosanne F. Coppola *	Director	March 15, 2006

Rosanne F. Coppola

Jaymie A. Durnan *	Director	March 15, 2006

Jaymie A. Durnan

Theo W. Folz *	Director	March 15, 2006

Theo W. Folz

Howard Gittis *	Director	March 15, 2006

Howard Gittis

Paul M. Meister *	Director	March 15, 2006

Paul M. Meister

Bruce Slovin *	Director	March 15, 2006

Bruce Slovin

Stephen G. Taub *	Director	March 15, 2006

Stephen G. Taub

*	The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated: March 15, 2006	By:	/s/Todd J. Slotkin
Todd J. Slotkin Attorney-in-Fact

Item 8, Item 15 (a) (1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES
YEAR ENDED DECEMBER 31, 2005

The following consolidated financial statements of M & F Worldwide Corp. and Subsidiaries are included in Item 8:

As of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F Worldwide Corp. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of M & F Worldwide Corp. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 14, 2006

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$52.4	$103.6
Accounts receivable (net of allowances of $0.1 and $0.1)	34.1	11.0
Inventories	68.1	59.9
Prepaid expenses and other	26.3	3.5
Total current assets	180.9	178.0
Property, plant and equipment, net	118.4	18.0
Goodwill	388.5	41.2
Other intangible assets, net	686.8	109.7
Pension asset	16.5	15.4
Other assets	71.0	14.2
Total assets	$1,462.1	$376.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37.1	$6.5
Accrued liabilities	48.8	6.1
Current maturities of long-term debt	17.6	—
Total current liabilities	103.5	12.6
Long-term debt	715.6	—
Deferred tax liabilities	264.7	15.4
Other liabilities	16.9	8.3
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $.01; 250,000,000 shares authorized; 21,881,170 shares issued at December 31, 2005 and 21,641,370 shares issued at December 31, 2004	0.2	0.2
Additional paid-in capital	41.5	39.2
Treasury stock at cost 2,541,900 shares at December 31, 2005 and 2004	(14.8)	(14.8)
Retained earnings	337.5	313.5
Accumulated other comprehensive (loss) income	(3.0)	2.1
Total stockholders' equity	361.4	340.2
Total liabilities and stockholders' equity	$1,462.1	$376.5

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net revenues	$121.4	$93.4	$95.7
Cost of revenues	66.5	45.1	46.3
Gross profit	54.9	48.3	49.4
Selling, general and administrative expenses	21.4	17.2	16.3
Operating income	33.5	31.1	33.1
Interest income	3.5	1.3	1.2
Interest expense	(4.8)	(1.2)	(2.9)
Other income (expense), net	3.7	(2.4)	1.7
Income from continuing operations before income taxes	35.9	28.8	33.1
Provision for income taxes	(11.9)	(3.6)	(10.5)
Income from continuing operations	24.0	25.2	22.6
Discontinued operations
Gain from operations of discontinued business, net of taxes of $0.6 in 2003	—	—	0.6
Net income	$24.0	$25.2	$23.2
Basic earnings per common share:
Undistributed earnings from continuing operations	$1.25	$1.35	$1.23
Undistributed earnings from discontinued operations	—	—	0.04
	$1.25	$1.35	$1.27
Diluted earnings per common share:
Undistributed earnings from continuing operations	$1.21	$1.26	$1.18
Undistributed earnings from discontinued operations	—	—	0.03
	$1.21	$1.26	$1.21

See Notes to Consolidated Financial Statements

M & F Workwide Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions, except per share data)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Currency Translation Adjustment	Minimum Pension Liability
	Shares	Amount		Shares	Amount				Total
Balance, December 31, 2002	20.6	$0.2	$29.4	2.5	$(14.8)	$265.1	$(5.0)	$(0.8)	$274.1
Net income						23.2			23.2
Currency translation adjustment, net of taxes of $0							5.5		5.5
Mininum pension liability, net of taxes of $0.1								(0.2)	(0.2)
Comprehensive income									28.5
Stock options exercised, including tax benefit of $0.2	0.3		2.1						2.1
Balance, December 31, 2003	20.9	0.2	31.5	2.5	(14.8)	288.3	0.5	(1.0)	304.7
Net income						25.2			25.2
Currency translation adjustment, net of taxes of $0							2.7		2.7
Mininum pension liability, net of taxes of $0.1								(0.1)	(0.1)
Comprehensive income									27.8
Capital contribution			1.5						1.5
Stock options exercised, including tax benefit of $2.1	0.7		6.2						6.2
Balance, December 31, 2004	21.6	$0.2	$39.2	2.5	$(14.8)	$313.5	$3.2	$(1.1)	340.2
Net income						24.0			24.0
Currency translation adjustment, net of taxes of $0							(4.7)		(4.7)
Mininum pension liability, net of taxes of $0.2								(0.4)	(0.4)
Comprehensive income									18.9
Stock options exercised, including tax benefit of $0.9	0.2		2.3						2.3
Balance, December 31, 2005	21.8	$0.2	$41.5	2.5	$(14.8)	$337.5	$(1.5)	$(1.5)	$361.4

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$24.0	$25.2	$23.2
Adjustments to derive net cash provided by operating activities:
Gain from operations of discontinued business, net of taxes	—	—	(0.6)
Gain on sale of marketable securities	(3.0)	—	—
Depreciation and amortization	5.2	5.4	3.9
Deferred income taxes and tax reserves	11.0	2.5	6.0
Changes in operating assets and liabilities, net of assets acquired
Decrease (increase) in accounts receivable	1.1	(1.6)	4.6
Decrease (increase) in inventories	6.0	(1.8)	(0.9)
(Increase) decrease in prepaid expense and other current assets	(2.3)	1.4	(0.1)
Increase in pension asset	(1.1)	(0.9)	(0.4)
Decrease in accounts payable and accrued expenses	(1.8)	(4.7)	(1.0)
Other, net	2.9	(1.7)	0.8
Net cash provided by operating activities	42.0	23.8	35.5
Investing activities
Investments in marketable securities	(172.2)	—	—
Proceeds from sale of marketable securities	175.2	—	—
Purchase of Clarke American, net of cash acquired	(803.5)	—	—
Net investment in joint ventures	(0.2)	(4.2)	—
Capital expenditures	(2.2)	(1.6)	(2.1)
Net cash used in investing activities	(802.9)	(5.8)	(2.1)
Financing activities
Proceeds from borrowings	732.6	—	—
Repayments of borrowings	(5.5)	(34.6)	(25.9)
Proceeds from stock options exercised	1.3	4.1	1.9
Capital contribution	—	0.8	—
Debt issuance costs	(18.3)	—	—
Net cash provided by (used in) financing activities	710.1	(29.7)	(24.0)
Effect of exchange rate changes on cash	(0.4)	—	0.2
Net (decrease) increase in cash and cash equivalents	(51.2)	(11.7)	9.6
Cash and cash equivalents at beginning of period	103.6	115.3	105.7
Cash and cash equivalents at end of period	$52.4	$103.6	$115.3
Supplemental disclosure of cash paid for:
Interest	$1.9	$1.3	$2.9
Taxes paid, net of refunds	1.8	0.9	2.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements

(dollars in millions, except per share data)

1.    Description of Business and Basis of Presentation

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988 and is a holding company. M & F Worldwide conducts certain operations through its indirect wholly owned subsidiaries Mafco Worldwide Corporation (‘‘Mafco Worldwide’’) and, since December 15, 2005, Clarke American Corp. (‘‘Clarke American’’) (see Note 3). At December 31, 2005, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiary Mafco Consolidated Group Inc. (‘‘MCG’’), beneficially owned 37.7% of the outstanding M & F Worldwide Common Stock.

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The results of Clarke American have been included from December 15, 2005, the date of acquisition. The Company accounts for its investment in 50% or less owned affiliates on the equity method.

Mafco Worldwide (the ‘‘Licorice Products’’ segment) produces a variety of licorice products from licorice root, intermediary licorice extracts and derivatives produced by others and certain other ingredients at its facilities in Camden, New Jersey, Richmond, Virginia, Gardanne, France and at the facilities of its joint ventures in Zhangjiagang, Jainsu and Weihai, Shandong, People’s Republic of China. Approximately 73% of Mafco Worldwide’s licorice sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents. These sales include Mafco Worldwide’s Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins and aspirin. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry.

Clarke American is one of the largest providers of checks and check-related products and services in the United States based on revenues, and it is a leading provider of direct marketing services to financial institutions. Clarke American has an industry leading reputation for quality and has won several third party and customer awards. Clarke American serves financial institutions through the Clarke American and Alcott Routon brands (the ‘‘Financial Institution’’ segment) and consumers and businesses directly through the Checks In The Mail (‘‘CITM’’) and B2Direct brands (the ‘‘Direct-to-Consumer’’ segment). The Financial Institution segment’s products primarily consist of checks and check-related products, such as deposit tickets, checkbook covers, and related delivery services, and also offers specialized direct marketing services to its financial institution partners. Financial institutions recognize consumer checking accounts as one of the primary relationships with their customers, which they use to sell services such as credit cards, financing and investment services, and to improve customer retention. Clarke American has developed an expertise in partnering with financial institutions to add value to the customer checking account relationship by delivering high quality check-related and direct marketing services. The Direct-to-Consumer segment’s products primarily consist of checks and check related products, customized business kits, and treasury management supplies.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company records revenues for product sales when title passes to customers. Title may pass to customers upon leaving the Company’s facilities, upon receipt at a specific destination (such as a shipping port) or upon arrival at the customer’s facilities, depending on the terms of the contractual agreements for each customer. Title for sales to domestic customers typically passes when the product leaves the Company’s facilities. Title for sales to international customers typically passes either when the product is delivered to a shipping port or when the product is delivered to the customer’s facilities. Revenues are recorded net of any applicable discounts, rebates and allowances for sales returns. Revenues related to services are recorded when the services are performed. Delivery revenues are presented gross within revenues and delivery expenses presented gross within cost of revenues.

Clarke American’s contracts with its customers generally specify that certain amounts be repaid to Clarke American upon early termination of the contract. When such a termination occurs, the amounts repaid are offset against any outstanding prepaid rebate balance related to the terminating customer, with any resulting excess reported as a gain in revenue. There have been no significant early terminations since the Company acquired Clarke American. Revenues for direct response marketing services are recognized from its fixed price direct mail and marketing contracts based on the proportional performance method. Deferred revenue, representing amounts billed to the customer in excess of amounts earned, is classified as accrued expenses.

Freight and Delivery Costs

Freight and delivery costs incurred by the Company are included in cost of revenues in the accompanying consolidated statements of income.

Cash Equivalents

Cash equivalents primarily consist of securities with maturities of 90 days or less when purchased (short-term money market funds and commercial paper) and variable rate demand notes, which are puttable to the issuers.

Marketable Securities

During 2005, the Company held marketable securities which consisted of auction rate debt securities and common stock. The Company sold all of the marketable securities prior to December 31, 2005.

Available-for-sale securities are carried at fair value, which is based on quoted market values, with the unrealized gains and losses reported net of tax in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method.

The Company continually evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

addition to persistent declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

The Company states inventories at the lower of cost or market value. The Company determines cost principally by the first-in, first-out method, with the exception of Clarke American’s finished goods inventories purchased from external suppliers, which are stated at moving average cost.

Prepaid Rebates

Clarke American has contracts with certain customers that require prepayment of rebates. The prepaid rebates (see Notes 6 and 9) are amortized on a straight-line basis over the terms of the respective contracts as a reduction of revenue. The contracts allow for Clarke American to recoup, at a minimum, the unamortized prepayment in the event that a contract is terminated early. The unamortized prepaid rebates balance is included in other assets.

Advertising

Direct-response advertising is capitalized and amortized over its expected period of future benefits, and consists primarily of inserts that include order coupons for the Company’s products and custom advertising pieces. These capitalized costs are amortized up to 18 months following their distribution, and is charged to match the advertising expense with the related revenue streams. Other advertising activities include product catalogs and price sheets, which are expensed when issued to Clarke American’s financial institution partners for use. Clarke American’s advertising expense was $0.5 for the period from December 15, 2005 to December 31, 2005. Advertising expense was not significant for the other periods.

Property, Plant and Equipment

The Company states property, plant and equipment at cost and charges maintenance and repairs to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of such assets. The Company amortizes leasehold improvements over the shorter of the useful life of the related asset or the remaining lease term. Certain leases also contain tenant improvement allowances, which are recorded as a leasehold improvement and deferred rent and amortized over the lease term. The Company eliminates cost and accumulated depreciation applicable to assets retired or otherwise disposed of from the accounts and reflects any gain or loss on such disposition in operating results.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

The useful lives for computing depreciation are as follows:

Buildings	10 – 40 years
Machinery and equipment	3 – 15 years
Leasehold improvements	1 – 15 years
Computer software	3 – 5 years
Furniture, fixtures and transportation equipment	3 – 10 years

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units, which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an ‘‘implied fair value’’ of goodwill. The determination of the Company’s ‘‘implied fair value’’ requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the ‘‘implied fair value’’ of goodwill, which is compared to the corresponding carrying value.

The Company measures impairment of its indefinite lived intangible assets, which consist of product formulations and certain tradenames and trademarks, based on projected discounted cash flows. The Company also reevaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life.

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

Pension Plans

The Company has defined benefit pension plans and defined contribution 401(k) plans, which cover certain current and former employees of the Company who meet eligibility requirements. Benefits for defined benefit pension plans are based on years of service and, in some cases, the employee’s compensation. The Company’s policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act. Subsidiaries of the Company outside the United States have retirement plans that provide certain payments upon retirement.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Research and Development

The Company expenses research and development expenditures as incurred. The amounts charged against income were not significant in 2005, 2004 and 2003.

Translation of Foreign Currencies

The functional currency for the Company’s foreign subsidiaries is their local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into U.S. dollars at rates of exchange in effect at the balance sheet date and statement of income items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the Company’s statements of stockholders’ equity. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. Accordingly, the Company measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company did not grant any options in 2005 and 2004. The exercise price of the stock options granted in 2003 were equal to the market value of the Company’s stock on the dates of grant and accordingly, the Company recognized no compensation cost for stock options issued in 2003.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) Statement No. 123, ‘‘Accounting for Stock-Based Compensation,’’ as amended, to stock-based employee compensation. All outstanding stock options were fully vested as of December 31, 2004, resulting in no pro forma effect for 2005.

	Year Ended December 31,
	2005	2004	2003
Net income as reported	$24.0	$25.2	$23.2
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	(0.2)	(0.2)
Pro forma net income	$24.0	$25.0	$23.0
Earnings per share:
Basic undistributed income per share − as reported	$1.25	$1.35	$1.27
Basic undistributed income per share − pro forma	$1.25	$1.34	$1.26
Diluted undistributed income per share − as reported	$1.21	$1.26	$1.21
Diluted undistributed income per share − pro forma	$1.21	$1.25	$1.20

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the U.S. Securities and Exchange Commission adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

June 15, 2005, which for the Company will be the fiscal year beginning January 1, 2006. The Company currently plans to adopt SFAS No. 123(R) effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a modified prospective method or a modified retroactive method. The Company currently expects to use the modified prospective method of adoption. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R). Adoption of SFAS No. 123(R) will not have an immediate impact on the Company’s financial statements because all outstanding options are vested. However, the Company will incur incremental expenses in the future if additional share-based payments are granted and such expense may not be similar to the amounts in the Company’s current pro forma disclosures under SFAS No. 123 and could be material to the Company’s financial statements.

In November 2004, FASB issued SFAS No. 151, ‘‘Inventory Costs, an amendment of ARB No. 43, Chapter 4.’’ Among other things, SFAS No. 151 clarifies that certain operating costs should be recognized as current period charges and requires the allocation of fixed production overheads to inventory. The Company is required to adopt the provisions of SFAS No. 151 during the first fiscal year beginning after June 15, 2005. Adoption of Standard No. 151 is not expected to have a material impact on the Company’s financial statements.

3.    Acquisition of Clarke American

On December 15, 2005, the Company purchased 100% of the outstanding shares of Novar USA Inc. (‘‘Novar’’) from Honeywell International, Inc., for $800.0 in cash (the ‘‘Acquisition’’), subject to a post-closing working capital adjustment. Clarke American is the successor by merger to Novar. Fees and expenses related to the Acquisition that have been capitalized in the purchase price are $3.5. The Company also incurred debt fees of $18.8 to finance the Acquisition.

The Company financed the Acquisition as follows:

Clarke American $480.0 Senior Secured Credit Facility	$442.0
Mafco Worldwide $125.0 Senior Secured Credit Facility	110.0
Clarke American 11¾% Senior Notes	175.0
Cash on hand	95.3
$822.3

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition date:

Accounts receivable	$24.6
Property, plant and equipment	103.1
Other assets	79.9
Goodwill	349.0
Intangible assets (Note 8)	578.6
Total assets acquired	1,135.2
Deferred tax liabilities	239.3
Other liabilities	92.4
Net assets acquired	$803.5

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

The above purchase price allocation is preliminary and the amount allocated to goodwill is subject to change, including as a result of the working capital adjustment (if any) pursuant to the terms of the Acquisition agreement. The goodwill related to Clarke American is not deductible for tax purposes.

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Acquisition had occurred as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition and related financings had taken place at the beginning of each of the periods presented.

	Year Ended December 31,
	2005	2004
Net revenues	$715.8	$701.0
Operating income	110.7	107.1
Income before income taxes	49.7	38.6
Net income	31.9	42.0
Basic earnings per common share	1.67	2.26
Diluted earnings per common share	1.61	2.10

In the pro forma information above, income before income taxes reflects a gain on the sale of marketable securities of $3.0 and settlement income of $0.9 from litigation in 2005 and the write off of unamortized deferred financing costs of $1.5 in 2004. The income taxes benefit in 2004 differs from the statutory tax rate primarily due to changes in reserves related to uncertain tax positions and the resolution of certain tax audits.

4.    Equity Method Investments

On March 31, 2004, Mafco Worldwide entered into a joint venture with one of its primary suppliers of licorice derivatives and, in conjunction with the formation of this joint venture, acquired a 50% interest in the outstanding common stock of Wei Feng Enterprises Limited, a British Virgin Islands company (‘‘Wei Feng’’). Wei Feng was formed by the contribution of cash, business assets and active businesses to the joint venture by the joint venture partners. In consideration for its interest, Mafco Worldwide contributed to Wei Feng 100% of the capital stock of a subsidiary with a book value of $0.6 and cash of $0.1; paid $2.4 of cash to the selling shareholder; agreed to pay up to $1.2 to the selling shareholder over a five year period based upon the financial performance of Wei Feng; and committed to fund certain additional cash requirements for working capital and other needs. The transaction agreements also grant Mafco Worldwide the option of purchasing the remaining 50% of the outstanding common stock of Wei Feng after five years, or earlier in certain circumstances, at a price that is based on a formula specified in the agreements.

The investment in Wei Feng was approximately $6.2 and $5.3 at December 31, 2005 and 2004, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company accounts for this investment under the equity method and its share of earnings, which was $0.7 and $0.2 in 2005 and 2004, respectively, is included in other (expense) income, net in the accompanying consolidated statements of income.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

5.    Inventories

Inventories consisted of the following:

	December 31,
	2005	2004
Raw materials	$41.8	$44.7
Finished goods	19.5	14.7
Work-in-progress	6.8	0.5
	$68.1	$59.9

6.    Prepaid Expenses and Other

Prepaid expenses and other consisted of the following:

	December 31,
	2005	2004
Prepaid maintenance	$11.0	$2.2
Deferred tax asset	6.4	—
Prepaid advertising	4.2	—
Prepaid rebates	1.1	—
Other	3.6	1.3
	$26.3	$3.5

7.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2005	2004
Machinery and equipment	$80.6	$22.4
Buildings	16.1	11.1
Leasehold improvements	11.4	—
Computer software and hardware	10.3	—
Furniture, fixture and transportation equipment	6.6	2.0
Land	4.1	1.7
Construction-in-progress	12.3	0.3
	141.4	37.5
Accumulated depreciation	(23.0)	(19.5)
	$118.4	$18.0

Depreciation expense was $3.9, $2.9 and $2.9 in 2005, 2004 and 2003, respectively.

Construction-in-progress mainly consists of investments in Clarke American’s migration platform, contact center, production bindery and delivery systems.

8.    Goodwill and Other Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests. The Company completed its annual impairment assessment for the Licorice Products segment in the fourth quarter of fiscal 2005 using discounted cash flows and concluded that there is no impairment of goodwill.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

The change in carrying amount of goodwill for the year ended December 31, 2005 is as follows:

Balance as of December 31, 2004	$41.2
Clarke American acquisition	349.0
Foreign currency changes	(1.7)
Balance as of December 31, 2005	$388.5

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets as of December 31, 2005 and 2004 are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Amortized intangible assets:
Customer relationships	10−30	$480.6	$—	$1.2	$—
Trademarks and tradenames	15	11.5	—	—	—
Software and Other	2−3	2.4	—	0.1	—
		494.5	—	1.3	—
Indefinite lived intangible assets:
Product formulations		109.5	109.7	—	—
Trademarks and tradenames		84.1	—	—	—
		193.6	109.7	—	—
Total other intangibles		$688.1	$109.7	$1.3	$—

The customer relationships assets are being amortized using an accelerated cash flow method over their estimated useful lives. Trademarks and tradenames and software are being amortized ratably over the expected cash flows. The weighted average amortization period for the amortized intangible assets is 26 years as of December 31, 2005. Except for the product formulations, all other intangible assets were recorded in connection with the Acquisition.

Amortization expense for the year ended December 31, 2005 was $1.3. There was no amortization expense for the years ended December 31, 2004 and 2003.

Estimated annual aggregate amortization expense for each of the next five years is as follows:

2006	$28.2
2007	30.1
2008	28.4
2009	26.5
2010	25.1

9.    Other Assets

Other assets consisted of the following:

	December 31,
	2005	2004
Prepaid rebates	$37.5	$—
Deferred financing fees	19.1	—
Other	14.4	14.2
	$71.0	$14.2

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Deferred financing fees are amortized using the effective interest method.

10.    Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2005	2004
Payroll, bonuses and related costs	$22.0	$3.2
Rebates and royalties	7.0	—
Sales and other taxes	5.5	—
Accrued interest	2.9	—
Other	11.4	2.9
	$48.8	$6.1

11.    Income Taxes

Information pertaining to the Company’s income from continuing operations before income taxes and the applicable provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2005	2004	2003
Income from continuing operations before income taxes
Domestic	$34.5	$27.1	$31.7
Foreign	1.4	1.7	1.4
Total income from continuing operations before taxes	$35.9	$28.8	$33.1
Provision (benefit) for income taxes:
Current:
Federal	$(0.5)	$(5.9)	$(0.1)
State and local	0.8	(0.6)	(0.1)
Foreign	0.6	0.6	0.5
	0.9	(5.9)	0.3
Deferred:
Federal	10.5	9.4	10.3
Foreign	0.5	0.1	(0.1)
Total provision for income taxes	$11.9	$3.6	$10.5

The Company recorded a tax provision of $11.9 (an effective tax rate of 33.2%), $3.6 (an effective tax rate of 12.4%) and $10.5 (an effective tax rate of 31.7%) for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also recorded net deferred tax liabilities of $235.2 in 2005 in the purchase accounting for Clarke American.

In October 2004, the American Jobs Creation Act of 2004 (the ‘‘Act’’) became effective. The Act makes changes to the income tax laws that will affect the Company in future years, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction is equal to 3% of qualifying income for 2005 and 2006, 6% in 2007 through 2009, and by 2010, 9% of such income. Due to limitations associated with claiming the benefits of this deduction, the Company did not derive any benefits in 2005, however the Company anticipates deriving benefits beginning in 2006.

From April 19, 2001 through December 3, 2002, Panavision Inc. (‘‘Panavision’’) was a subsidiary of the Company and was part of the affiliated group with the Company that filed consolidated federal

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

income tax returns. The Company also included Panavision in certain state and local tax returns for that period. The Company indemnifies Panavision only as to matters such as audit adjustments for federal, state or local income tax liabilities for the taxable periods during which Panavision or a subsidiary of Panavision filed with the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Current:
Inventory	$0.7	$1.0
Accrued expenses and other liabilities	5.6	0.3
Long-term
Other liabilities	3.1	2.7
Property, plant and equipment	2.3	2.1
Net operating loss carryforwards	4.1	9.5
Net capital loss carryforwards	3.1	4.1
Tax credit carryforwards (primarily alternative minimum tax)	1.6	1.2
Total deferred tax asset	20.5	20.9
Valuation allowance	(3.1)	(4.1)
Total deferred tax asset net of valuation allowance	17.4	16.8
Deferred tax liabilities:
Long-term:
Property, plant and equipment	19.2	0.9
Pension asset	5.2	5.9
Intangibles	252.7	23.1
Other	(1.3)	0.2
Total deferred tax liability	275.8	30.1
Net deferred tax liabilities	$(258.4)	$(13.3)

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
State and local taxes	3.3	3.4	2.8
Foreign tax rates (higher) lower than U.S. tax rates	0.3	(0.3)	(0.1)
Reversal of reserves	(4.0)	(23.5)	(4.0)
Change in valuation allowance	(2.9)	—	—
Change in deferred rate	—	(1.8)	—
Other	1.5	(0.4)	(2.0)
	33.2%	12.4%	31.7%

At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $11.8, which expire in 2012. At December 31, 2005, the Company had alternative minimum tax credit carryforwards of $1.6 which may be carried forward indefinitely and a capital loss

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

carryforward of $8.9, which expires in 2007. The Company has recorded a valuation allowance related to the capital loss carryforward as it is not assured that it will realize such benefit in the future. During 2005, the valuation allowance decreased by approximately $1.0 due to the utilization of the capital loss carryforward in connection with the sale of marketable securities.

In connection with the Acquisition, Honeywell has agreed to indemnify the Company for certain income tax liabilities that arose prior to the Acquisition and therefore, no liability has been reflected for any of these pre-acquisition taxes.

In addition, certain tax attributes or assets may exist related to the pre-acquisition period of Clarke American. Pursuant to the IRS Consolidated Return Regulations, a portion of such tax attributes may be allocated to Clarke American. Clarke American is unable to determine the amount, if any, of the tax attributes that would be available in the post-acquisition period until the appropriate Honeywell tax filings have been made. Accordingly, the Company has not recorded an asset for any of these attributes in the accompanying financial statements.

12.    Authorized Capital Stock

M & F Worldwide’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.01 per share, and 250,020,000 shares of preferred stock, par value $0.01 per share. The preferred stock is issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, are set forth in the Company’s Certificate of Incorporation or any amendment thereto, or in the resolution providing for the issuance of such stock adopted by the Company’s Board of Directors, which is expressly authorized to set such terms for any such issue.

At December 31, 2005 and 2004, there were shares of common stock outstanding of 21,881,170 and 21,641,370, respectively, of which 2,541,900 shares were held in treasury in 2005 and 2004. There were 20,000 shares of Series A Preferred Stock outstanding at December 31, 2005 and 2004, all of which were held in treasury.

13.    Stock Option Plans

The Company established four stock plans, one in 1995, one in 1997, one in 2000 and one in 2003 (the ‘‘Stock Plans’’), which provide for the grant of awards covering up to 5.5 million shares of M & F Worldwide common stock.

A summary of the Company’s stock option activity for the Stock Plans and related information for the years ended December 31 follows:

		Exercise Price
	Shares (000)	Range	Weighted Avg. Price
Options outstanding at December 31, 2003	2,773	$2.85 − 9.74	$6.06
Options exercised	(713)	2.85 − 9.74	5.72
Options forfeited	(28)	2.85 − 9.74	6.90
Options outstanding at December 31, 2004	2,032	2.85 − 7.625	6.17
Options exercised	(240)	5.50 − 7.375	5.65
Options outstanding at December 31, 2005	1,792	2.88 − 7.625	6.23

The weighted-average remaining contractual life of options outstanding under the Stock Plans at December 31, 2005 is 2.8 years.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Information regarding stock options exercisable under the Stock Plans is as follows:

	December 31,
	2005	2004	2003
Options Exercisable:
Number of shares (000)	1,792	2,032	2,593
Weighted average exercise price	$6.23	$6.17	$6.21

The Company’s options generally have a 10 year term. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the Stock Plans in 2003: dividend yield of 0.0%; expected stock price volatility of 62%; risk-free interest rate of 3.96%; and expected life of 10 years. The Company did not grant any options in 2004 and 2005.

14.    Defined Benefit Pension Plans

Certain current and former employees of Mafco Worldwide are covered under various defined benefit retirement plans. Plans covering Mafco Worldwide’s salaried employees generally provide pension benefits based on years of service and compensation. Plans covering Mafco Worldwide’s hourly employees and union members generally provide stated benefits for each year of credited service. The Company’s funding policy is to contribute annually the statutory required minimum amount as actuarially determined.

The following table reconciles the funded status of Mafco Worldwide’s defined benefit pension plans as of December 31. The Company uses December 31 as a measurement date for all plans.

	December 31,
	2005	2004
Accumulated Benefit Obligation	$7.9	$6.2
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$7.8	$7.1
Service cost	0.3	0.2
Interest cost	0.4	0.4
Plan amendments	0.3	—
Assumption changes	1.1	0.4
Actuarial loss	(0.1)	(0.1)
Benefits paid	(0.2)	(0.2)
Projected benefit obligation at end of year	9.6	7.8
Change in Plan Assets
Fair value of assets at beginning of year	19.8	18.1
Actual returns on plan assets	2.8	1.9
Benefits paid	(0.2)	(0.2)
Fair value of assets at end of year	22.4	19.8
Plan assets in excess of projected benefit obligations	12.8	12.1
Unrecognized prior service cost	0.8	0.6
Unrecognized net loss	2.7	2.9
Net pension asset	$16.3	$15.6
Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$16.5	$15.4
Accrued benefit liability	(2.0)	(1.2)
Intangible assets	0.5	0.3
Accumulated other comprehensive income	1.3	1.1
	$16.3	$15.6

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

In addition to the amounts shown above, Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by U.S. income tax regulation. In addition, Mafco Worldwide has an unfunded benefit plan, which provides benefits to certain former employees. The projected benefit obligations, after adjusting for prior service costs, minimum pension liabilities, and unrecognized actuarial gains and losses for the plans, were $3.4 and $3.0 at December 31, 2005 and 2004, respectively, are included in other liabilities.

Net periodic pension income for Mafco Worldwide’s is due to the overfunded status of the plans and consisted of the following components:

	Year ended December 31,
	2005	2004	2003
Service cost − benefits earned during the period	$(0.3)	$(0.2)	$(0.2)
Interest cost on projected benefit obligations	(0.4)	(0.4)	(0.4)
Expected return on plan assets	1.7	1.5	1.2
Amortization of prior service costs	(0.1)	(0.1)	(0.1)
Amortization of net loss	(0.1)	(0.1)	(0.3)
Net pension income	$0.8	$0.7	$0.2

Assumptions

	December 31,
	2005	2004
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	5.50%	5.75%
Rate of compensation increase	3.50%	3.50%

	Year ended December 31,
	2005	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.00%	6.75%
Expected long term rate of return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	4.25%

Discussion of Expected Long Term Rate of Return

In determining its expected rate of return on the plans’ assets, the Company considered the investment style of the fund in which it currently invests. In 2004, the plans’ assets were reinvested in global asset allocation funds from a U.S. asset allocation fund. The simulated performance of the global asset allocation funds based upon the anticipated allocation of the plans’ assets to each fund, during the 16-year period from 1989 through 2004 exceeded the assumed 8.50% rate of return. Since the completion of the reinvestment action, the plans' investments earned 11.8% in 2004 and 15.2% in 2005.  In addition, based upon the investment models developed for the global asset allocation funds, the 10-year return for the plans’ assets is also expected to exceed 8.50%.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Plan Assets

Mafco Worldwide’s pension plan asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	December 31,
	2005	2004
Asset category:
Equity securities	65%	60%
Fixed income securities	7%	11%
Cash and other	28%	29%
Total	100%	100%

Investment Policy Discussion

The Investment Committee has retained a professional investment consultant as an advisor. Based upon that advice, the plans’ assets are invested in asset allocation funds which are comprised of global equities, global fixed income securities and cash.

Contributions

Mafco Worldwide currently expects to contribute approximately $0.7 to its pension plans in 2006 based on current legal requirements.

Other

Clarke American has a supplemental retirement benefit for its former chief executive officer. At December 31, 2005, the projected benefit obligation of this benefit was $2.2, determined using a 5.5% discount rate. Clarke American has established a rabbi trust to fund the benefit. At December 31, 2005, the value of the trust assets was $1.7 and is included in other assets in the consolidated balance sheet.

15.    Defined Contribution Pension Plans

Mafco Worldwide has a defined contribution 401(k) plan covering its domestic salaried employees. Mafco Worldwide contributes up to 2% of an employees’ salary to this plan. Clarke American, through its subsidiaries, sponsors two defined contribution 401(k) plans. Under the provisions of the plans, employees contributing a minimum of 2% of their annual income to the plans are awarded a 3% match and a 4% match for those employees contributing at least 3% of their annual income. The aggregate contributions to the three plans were approximately $0.1, $0.1 and $0.1 in 2005, 2004 and 2003, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

16.    Long-Term Debt

	December 31,
	2005	2004
Clarke American $480.0 Senior Secured Credit Facility	$445.1	$—
Mafco Worldwide $125.0 Senior Secured Credit Facility	107.0	—
Clarke American 11¾% Senior Notes	175.0	—
Capital lease obligations	6.1	—
	733.2	—
Less: current maturities	(17.6)	—
Long-term debt, net of current maturities	$715.6	$—

Clarke American $480.0 Senior Secured Credit Facility

On December 15, 2005, Clarke American entered into a credit agreement governing its $480.0 senior secured credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Amegy Bank N.A. and Natexis Banques Populaires, as co-documentation agents. The Clarke American credit facility consists of a $440.0 term loan which was drawn on December 15, 2005 and matures in six years and a five year $40.0 revolving credit facility. The revolving credit facility includes a $20.0 sub facility for letters of credit. The interest rate on Clarke American term loan ranged from 7.75% to 7.92% at December 31, 2005. The interest rate on Clarke American revolving credit facility was 7.37% at December 31, 2005.

The indebtedness under the credit facility is guaranteed by Clarke American's domestic subsidiaries and its parent corporation, CA Acquisition Holdings Inc. (collectively, the "Clarke American Guarantors"). Clarke American’s obligations under the Clarke American credit facility and the guarantees of the Clarke American Guarantors are secured by a first-priority security interest in substantially all of Clarke American's and Clarke American Guarantors' assets other than leased real property. Borrowings under the Clarke American credit facility bear interest, at Clarke American's option, at either an adjusted Eurodollar rate plus an applicable margin of 3.00% in the case of revolving loans or 3.25% in the case of term loans, or an alternative base rate, plus an applicable margin of 2.00% in the case of revolving loans or 2.25% in the case of term loans. The Clarke American term loans were issued with original discount of 0.5% and are subject to a prepayment premium of 1.0% if they are prepaid within 18 months of the closing with the proceeds of indebtedness which bears a lower interest rate.

The Clarke American credit agreement contains affirmative and negative covenants customary for such financings. The Clarke American credit agreement also requires Clarke American to maintain a minimum ratio of consolidated EBITDA, as defined in the Clarke American credit agreement, to consolidated fixed charges and to not exceed a maximum ratio of total consolidated debt outstanding to consolidated EBITDA and a maximum ratio of senior secured debt to consolidated EBITDA as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2006. As of December 31, 2005, Clarke American was in compliance with all of these covenants.

The Clarke American credit agreement contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Clarke American is required to repay the Clarke American credit agreement in quarterly installments commencing on March 31, 2006 in annual amounts of $15.0 for 2006, $20.0 for 2007, $30.0 for 2008, $35.0 for 2009, $40.0 for 2010 and $300.0 for 2011. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Clarke American credit agreement). As of December 31, 2005, $440.0 principal amount at maturity was outstanding under the Clarke American term loan facility. As of December 31, 2005, $7.2  was drawn under the Clarke American $40.0 revolving credit facility, and there was $27.0 available for borrowing (giving effect to the issuance of $5.8 of letters of credit).

Mafco Worldwide $125.0 Senior Secured Credit Facility

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facility with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents. The Mafco Worldwide credit facility replaced Mafco Worldwide’s previously existing senior secured credit facility. The Mafco Worldwide credit facility consists of $110.0 of term loan which was drawn on December 8, 2005 and matures in six years and a five year $15.0 revolving credit facility. The indebtedness under the Mafco Worldwide credit facility is guaranteed by Mafco Worldwide's domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the "Mafco Worldwide Guarantors"). Mafco Worldwide's obligations under the Mafco Worldwide credit facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide's and the Mafco Worldwide Guarantors' assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide's option, at either an adjusted Eurodollar rate plus an applicable margin of 2.00% in the case of revolving loans or 2.25% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.00% in the case of revolving loans or 1.25% in the case of term loans. The interest rate on Mafco Worldwide credit facility was 6.5% at December 31, 2005.

The Mafco Worldwide credit facility contains affirmative and negative covenants customary for such financings. The Mafco Worldwide credit facility also requires Mafco Worldwide to maintain a minimum ratio of total consolidated EBITDA, as defined in the Mafco Worldwide credit agreement, less capital expenditures to consolidated interest expense and a maximum ratio of consolidated total debt outstanding to consolidated EBITDA as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2006. As of December 31, 2005, Mafco Worldwide was in compliance with all of these covenants. The Mafco Worldwide credit facility contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc. and Mafco Shanghai Corporation, a subsidiary of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3 commencing on March 31, 2006. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Mafco Worldwide credit agreement). In connection with the sale of marketable securities during 2005, Mafco Worldwide made a mandatory $3.0 prepayment on its term loan. As of December 31, 2005, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $13.3 available for borrowing (giving effect to the issuance of $1.7 of letters of credit).

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Clarke American 11¾% Senior Notes

On December 15, 2005, Clarke American completed an offering of $175.0 in aggregate principal amount of 11¾% senior notes due 2013 (the "Senior Notes") to certain initial purchasers pursuant to a Purchase Agreement, dated as of December 8, 2005, as amended, among Clarke American, the guarantors party thereto and the initial purchasers party thereto. The Senior Notes were issued pursuant to an Indenture, dated as of December 15, 2005, by and among Clarke American, the guarantors party thereto and The Bank of New York, as Trustee (the "Indenture"). The holders of the Senior Notes have certain registration rights pursuant to the Registration Rights Agreement (as defined below). The Senior Notes will mature on December 15, 2013. Interest on the Senior Notes will accrue at 11¾% per annum and will be payable on June 15 and December 15 of each year, commencing June 15, 2006.

Clarke American’s obligations under the Senior Notes are jointly and severally and fully and unconditionally guaranteed (the "Senior Notes Guarantees") on a senior unsecured basis by each of its current and future domestic subsidiaries (other than immaterial subsidiaries) that guarantee the Clarke American credit agreement.

The Senior Notes and the Senior Notes Guarantees are Clarke American's and its guarantors' unsecured senior obligations. Such obligations will rank equally with all of Clarke American's and the guarantors' existing and future senior unsecured indebtedness, and will rank senior to all of Clarke American's and the guarantors' future subordinated indebtedness. The Senior Notes will be effectively subordinated to all of Clarke American's and the guarantors' existing and future secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the Clarke American credit agreement, which will be secured by substantially all of Clarke American assets.

Clarke American may, at its option, redeem some or all of the Senior Notes at any time on or after December 15, 2009, at declining redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and Liquidated Damages (as defined below), if any, to the redemption date. At any time prior to December 15, 2009, Clarke American may, at its option, redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount, plus an applicable make-whole premium as of the date of the redemption, plus accrued and unpaid interest and Liquidated Damages, if any, to the redemption date.

In addition, at any time prior to December 15, 2008, Clarke American may redeem up to 35% of the outstanding principal amount of the Senior Notes, with the net cash proceeds from certain equity offerings at a redemption price equal to 111.75% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest and Liquidated Damages, if any, to the redemption date. Clarke American may make the redemption only if, after the redemption, at least 65% of the aggregate principal amount of notes issued under the Indenture remains outstanding.

Upon the occurrence of specified change of control events, Clarke American will be required to make an offer to repurchase all of the Senior Notes. The purchase price will be 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest and Liquidated Damages, if any, on the Senior Notes repurchased to the date of repurchase.

The Indenture limits Clarke American's ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness; pay dividends and make distributions; repurchase stock; incur liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; or transfer or sell assets, in each case subject to important exceptions and qualifications. The Indenture also requires Clarke American to maintain certain excess cash flow covenants in its senior secured credit facility if it does not maintain a certain debt to cash flow ratio.

In connection with the issuance of the Senior Notes, a Registration Rights Agreement was entered into on December 15, 2005, by and among Clarke American, the guarantors party thereto,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Bear, Stearns and Co. Inc. and J.P. Morgan Securities Inc. (the "Registration Rights Agreement"), pursuant to which Clarke American and the guarantors agreed, among other things, to file a registration statement within 150 days after the issue date of the Senior Notes, enabling holders to exchange the Senior Notes for publicly registered exchange notes with substantially identical terms; use all commercially reasonable efforts to cause the registration statement to become effective within 240 days after the issue date of the Senior Notes; and use all commercially reasonable efforts to complete an exchange offer within 45 business days, or longer if required by the federal securities laws, after the effective date of the registration statement. In addition, under certain circumstances, Clarke American and the guarantors may be required to file a shelf registration statement to cover resales of the notes. If Clarke American does not comply with these obligations, Clarke American and the guarantors will be required to pay liquidated damages ("Liquidated Damages") to holders of the Senior Notes under certain circumstances.

Other

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.9 million Euros (approximately $3.4 at December 31, 2005) for working capital purposes. The subsidiary had no borrowings at December 31, 2005.

17.    Financial Instruments

Most of the Company’s customers are in the worldwide tobacco and financial services industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and debt approximate fair value.

18.    Pre-Acquisition Restructuring

Clarke American established reserves for the reorganization of its sales processes, the closure of two production related facilities and the realignment of production requirements to enhance the use of technology investments.

All projects are evaluated annually and costs are re-aligned within projects and within spend categories based on current expectations. While many projects have performed better than plan, the closure of the facilities has resulted in increased exposure to workers compensation claims, where no opportunity to offer a light duty or alternative work environment exists.

The majority of projects are completed within one year, excluding facility and workers compensation related expenditures. Restructuring accruals of $0.9 as of December 31, 2005 are reflected in accrued expenses in the accompanying consolidated balance sheet. As of the Acquisition date and December 31, 2005, Clarke American had restructuring reserves for leases on vacated facilities of $0.2 and personnel costs of $0.7.

19.    Commitments and Contingencies

Lease and Purchase Commitments

Rental expense, which includes rent for facilities, property and equipment and vehicles, under operating leases amounted to $0.8, $0.3 and $0.3 for the years ended December 31, 2005, 2004 and 2003, respectively. Certain leases contain renewal options for one- to five-year periods. Rental

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. Future minimum rental commitments, which do not reflect renewal options, for operating leases with noncancelable terms in excess of one year from December 31, 2005 are as follows:

2006	$8.9
2007	7.8
2008	7.7
2009	7.2
2010	6.0
Thereafter	12.8

The Company had outstanding letters of credit totaling $7.5 and $4.4 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had obligations to purchase approximately $21.0 of raw materials.

Corporate Indemnification Matters

The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In 1995, a subsidiary of MCG, M & F Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the ‘‘Transfer Agreement’’). Under the Transfer Agreement, Pneumo Abex Corporation (together with its successor in interest Pneumo Abex LLC, ‘‘Pneumo Abex’’), then a subsidiary of M & F Worldwide, retained the assets and liabilities relating to the Company’s former Abex NWL Aerospace Division (‘‘Aerospace’’), as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to make reimbursement for the amounts so funded only when the Company receives amounts under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex’s indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

Prior to 1988, a former subsidiary of Pneumo Abex manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the ‘‘Original Indemnitor’’), has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the ‘‘Second Indemnitor’’) of Cooper Industries, Inc. (now Cooper Industries, LLC, the ‘‘Indemnity Guarantor’’) assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the Indemnity Guarantor would fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor.

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2005, the Company incurred or expected to incur approximately $1.0 of unindemnified costs, as to which it either has received or expects to receive approximately $0.7 in insurance reimbursements. Management does not expect these unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

The Transfer Agreement further provides that the subsidiary of MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex’s and its predecessor’s operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to Pneumo Abex’s Aerospace business, which Pneumo Abex sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company’s former Aerospace facilities are the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

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

On February 5, 1996, the Company, through Pneumo Abex, entered into a reimbursement agreement with Chemical Bank and MCG (the ‘‘Reimbursement Agreement’’). The Reimbursement Agreement provides for letters of credit totaling $20.8 covering certain environmental issues relating to one site not part of the current business of Pneumo Abex. During 2000, the Environmental Protection Agency reduced the letter of credit requirements to $2.2. During 2005, the company was released from these Letters of Credit.

The Company has not recognized a liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors’ active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by insurance and indemnification is remote.

The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. The Company retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. During 2003, the Company resolved one of those matters at a cost of $0.4. In the remaining matter, the Company contests the Government’s allegations and has been attempting to resolve the matter without litigation.

In addition, various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Federal-Mogul Bankruptcy

As noted above in ‘‘— Corporate Indemnification Matters,’’ the Second Indemnitor ceased performing, upon filing its Chapter 11 petition, the indemnity and other obligations that it owed to Pneumo Abex under the 1994 agreements entered into in connection with the sale of Pneumo Abex’s Friction Products Division (the ‘‘1994 Sale Agreements’’). As a result, Pneumo Abex asserted claims for breach of such indemnity and other obligations, and, in connection with such breaches, Pneumo Abex asserted its rights of recoupment and setoff (the ‘‘Recoupment/Setoff Claim’’), recognized under bankruptcy law, against $5.6 in insurance reimbursements that came into Pneumo Abex’s possession but that Pneumo Abex would otherwise have been obliged to turn over to the Second Indemnitor under the 1994 Sale Agreements had the Second Indemnitor continued to perform. Pending the resolution of the Recoupment/Setoff Claim, Pneumo Abex recorded in accounts payable an amount equal to the full value of the claim.

During December 2003, Pneumo Abex reached an agreement with the Second Indemnitor and certain other parties, subsequently confirmed by the bankruptcy court, pursuant to which Pneumo Abex paid to the Second Indemnitor $3.0 in 2004. Of the remainder it retained, Pneumo Abex paid $0.7 in 2004 to a subsidiary of MCG in accordance with the Transfer Agreement to reimburse expenses that the subsidiary incurred on Pneumo Abex’s behalf, while procuring the insurance reimbursements. Pneumo Abex recorded a gain of $1.9 in 2003 for amount it retained.

Honeywell Indemnification

Certain of the intermediate holding companies of Novar had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. Honeywell had undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Novar and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 31, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

based on the agreement of the parties. (See note 11 for certain tax matters indemnified by Honeywell).Since the Company believes it is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in its financial statements.

Other Litigation Matters

During 2002, the French tax administration notified the Company’s indirect wholly owned French subsidiary (the ‘‘Indirect Subsidiary’’) that it intended to disallow a deduction relating to French income taxes for 1996, 1997 and 1998 arising out of certain interest payments made on a note payable to the Company. The French tax administration assessed the Indirect Subsidiary approximately 1.8 million euros for the taxes, interest and penalties. The Indirect Subsidiary appealed the assessment and, in order to be able to pursue its appeal, obtained bank guarantees in favor of the French tax administration in the amount of 1.4 million euros ($1.9 as of December 31, 2004). Based on a recent decision of the Supreme Court of France resolving a similar issue in favor of the taxpayer, the French tax administration abandoned its assessment. Furthermore, the French tax administration has determined that it will not require any adjustment with respect to this issue in future tax years. As a result of these developments, the Company reversed the $5.0 reserve that had been established related to this assessment in 2004 and has caused the release of the bank guarantees of 1.4 million euros.

20.    Related Party Transactions

During 2005, 2004, and 2003, three executive officers of the Company were executives of Holdings. The Company did not compensate such executive officers, but, in 2005, 2004 and 2003, the Company paid to Holdings $1.5 for the value of the services provided by such officers to the Company and charged that amount to compensation expense. The Management Services Agreement, pursuant to which Holdings provides the services of the three executive officers to the Company in exchange for a management service fee of $1.5 annually, expires on December 31, 2005; provided that the term automatically extends for successive one year periods unless either party provides notice prior to the term. Neither party provided notice in 2005, therefore Holdings will continue to provide these services in 2006 under the terms of the existing agreement.

The Company participates in Holdings’ directors and officer’s insurance program, which covers the Company as well as Holdings and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2005, the Company has recorded prepaid expenses and other assets of $1.3 and $3.6 relating to the directors and officers insurance program. At December 31, 2004, the Company had recorded prepaid expenses, other assets, and accrued liabilities of $1.2, $4.8, and $2.6 relating to the directors and officers insurance program.

Since the end of 2003, Allied Security Holdings LLC (‘‘Allied Security’’), an affiliate of Holdings, has provided contract security officer services to the Company. For 2005 and 2004, the Company made aggregate payments to Allied Security for such services of approximately $0.2 and $0.3, respectively.

21.    Significant Customers

The Company has a significant customer in the tobacco industry, Altria Group Inc., which accounted for approximately 29%, 34% and 35% of the Company’s net revenues in 2005, 2004 and 2003 respectively. In addition, Clarke American’s top 20 clients accounted for approximately 10% of the Company’s net revenues in 2005, with sales to Bank of America representing a significant portion of such revenues.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

22.    Geographic and Business Segment Information

The Company has three reportable segments. Management measures and evaluates the reportable segments based on operating income. The segments and their principal activities consist of the following:

•	Licorice Products segment – Produces licorice products used primarily by the tobacco and food industries. This segment operates in Camden, New Jersey, Richmond, Virginia and Gardanne, France as well through its joint ventures in Xianyang Shaanxi and Weihai, Shandong, People’s Republic of China.

•	Financial Institution segment – Provides checks, check-related products and services, and direct marketing services to financial institutions and to the account holders of such financial institutions. Clarke American serves this segment through its Clarke American and Alcott Routon brands. This segment operates in the United States.

•	Direct-to-Consumer segment – Provides checks, check-related products and services, customized business kits, and treasury management supplies directly to consumers and businesses through its CITM and B2Direct brands. This segment operates in the United States.

		Licorice Products	Financial Institution(1)	Direct-to- Consumer(1)	Corporate	Total
Revenues:	2005	$97.3	$20.3	$3.8	$—	$121.4
	2004	93.4	—	—	—	93.4
	2003	95.7	—	—	—	95.7
Operating income:	2005	$36.7	$0.5	$0.2	$(3.9)	$33.5
	2004	35.6	—	—	(4.5)	31.1
	2003	36.6	—	—	(3.5)	33.1
Depreciation & amortization:	2005	$3.0	$1.7	$0.5	$—	$5.2
	2004	5.4	—	—	—	5.4
	2003	3.9	—	—	—	3.9
Capital expenditures:	2005	$1.1	$0.9	$0.2	$—	$2.2
	2004	1.6	—	—	—	1.6
	2003	2.1	—	—	—	2.1
Total assets:	2005	$271.9	$1,032.7	$117.2	$40.3	$1,462.1
	2004	275.5	—	—	101.0	376.5

(1)	Includes results from the date of the Acquisition.

	Year ended December 31,
	2005	2004
Long lived assets
North America	$1,251.7	$163.4
Foreign	25.8	29.6
Corporate	3.1	4.9
Total	$1,280.6	$197.9

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

23.    Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly financial information for 2005 and 2004:

	2005
	First	Second	Third	Fourth
Net revenues	$24.1	$25.3	$24.6	$47.4
Gross profit	12.6	12.9	11.6	17.8
Net income	6.3	6.0	6.0	5.7
Income per common share:
Basic	$0.33	$0.31	$0.32	$0.30
Diluted	$0.31	$0.30	$0.31	$0.28

	2004
	First	Second	Third	Fourth
Net revenues	$25.7	$24.3	$21.7	$21.7
Gross profit	13.3	13.2	10.9	10.9
Net income	5.3	4.9	6.4	8.6
Income per common share:
Basic	$0.29	$0.27	$0.34	$0.46
Diluted	$0.27	$0.25	$0.32	$0.43

24.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2005	2004	2003
Numerator:
Income from continuing operations	$24.0	$25.2	$22.6
Gain from discontinued operations, net of taxes	—	—	0.6
Net income	24.0	25.2	23.2
Numerator for basic earnings per share:
Income available to common stockholders	$24.0	$25.2	$23.2
Numerator for diluted earning per share:
Net income	$24.0	$25.2	$23.2
Denominator (shares in millions):
Basic earnings per share-weighted average shares
Common	19.1	18.6	18.2
Denominator for basic earnings per share	19.1	18.6	18.2
Effect of dilutive securities:
Employee stock options	0.7	1.4	0.9
Denominator for diluted earnings per share	19.8	20.0	19.1
Basic earnings per common share:
Undistributed earnings from continuing operations	$1.25	$1.35	$1.23
Undistributed earnings from discontinued operations	—	—	0.04
Total common stock	$1.25	$1.35	$1.27
Diluted earnings per common share:
Undistributed earnings from continuing operations	$1.21	$1.26	$1.18
Undistributed earnings from discontinued operations	—	—	0.03
Total common stock	$1.21	$1.26	$1.21

Schedule I – Condensed Financial Information of Registrant
Balance Sheets (Parent Only)
(in millions, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$36.2	$92.4
Prepaid expenses and other current assets	0.9	1.0
Total current assets	37.1	93.4
Investment in subsidiaries	316.2	248.9
Receivable from subsidiaries	0.8	—
Other assets	7.9	7.6
	$362.0	$349.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$0.4	$1.8
Accrued expenses	0.2	0.3
Payable to subsidiaries	—	7.6
Total current liabilities	0.6	9.7
Stockholders' equity:
Common stock, par value $.01; 250,000,000 shares authorized; 21,881,170 and 21,641,370 shares issued at December 31, 2005 and 2004, respectively	0.2	0.2
Additional paid-in capital	41.5	39.2
Treasury stock at cost 2,541,900 shares at December 31, 2005 and 2004	(14.8)	(14.8)
Retained earnings	337.5	313.5
Accumulated other comprehensive (loss) income	(3.0)	2.1
Total stockholders' equity	361.4	340.2
	$362.0	$349.9

Schedule I – Condensed Financial Information of Registrant
Statements of Income (Parent Only)
(in millions)

	Year Ended December 31,
	2005	2004	2003
General and administrative expenses	$3.9	$4.4	$3.3
Operating loss	3.9	4.4	3.3
Interest, investment and other income, net	(2.2)	(1.0)	(0.8)
Loss from continuing operations before taxes	1.7	3.4	2.5
Benefit from income taxes	(1.6)	(1.2)	(0.9)
Loss from continuing operations	0.1	2.2	1.6
Gain from discontinued business, net of taxes	—	—	(0.6)
Equity in income of subsidiaries	(24.1)	(27.4)	(24.2)
Net income	$24.0	$25.2	$23.2

Schedule I – Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Only)
(in millions)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$24.0	$25.2	$23.2
Adjustments to reconcile net income to total cash (used in) provided by operating activities:
Equity in income of subsidiaries	(24.1)	(27.4)	(24.2)
Changes in assets and liabilities:
Receivable from/payables to subsidiaries	1.5	2.4	2.8
Other, net	(1.4)	(1.9)	(2.6)
Cash used in operating activities	—	(1.7)	(0.8)
Investing activities
Purchase of Clark American	(202.5)	—	—
Dividend from Mafco Worldwide	145.0	—	—
Cash used in investing activities	(57.5)	—	—
Financing activities
Proceeds from stock options exercised	1.3	4.1	1.9
Cash provided by financing activities	1.3	4.1	1.9
Net (decrease) increase in cash and cash equivalents	(56.2)	2.4	1.1
Cash and cash equivalents at beginning of period	92.4	90.0	88.9
Cash and cash equivalents at end of period	$36.2	$92.4	$90.0
Non-cash financing activity:
Non-cash dividend from Mafco Worldwide	$10.7	$—	$—

Schedule II – Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2005, 2004 and 2003.

	Beginning Balance	Amounts Reserved	Balance Written Off	Ending Balance
Allowance for Doubtful Accounts
December 31, 2005	$0.1	$—	$—	$0.1
December 31, 2004	$0.2	$—	$0.1	$0.1
December 31, 2003	$0.1	$0.1	$—	$0.2