Form 10-Q
period 2006-03-31
M & F WORLDWIDE CORP
filed 2006-05-05
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

            (212) 572-8600
registrant’s telephone number including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

As of March 31, 2006, there were 19,530,492 shares of the registrant’s Common Stock outstanding, of which 7,298,000 were held by Mafco Consolidated Group Inc., a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2006

i

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except per share data)

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$54.8	$52.4
Accounts receivable (net of allowances of $0.1 and $0.1)	38.8	34.1
Inventories	67.5	68.1
Prepaid expenses and other current assets	26.0	26.3
Total current assets	187.1	180.9
Property, plant and equipment, net	115.0	118.4
Goodwill	387.2	388.5
Other intangible assets, net	682.6	686.8
Pension asset	16.7	16.5
Other assets	71.4	71.0
Total assets	$1,460.0	$1,462.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29.8	$37.1
Accrued liabilities	56.0	48.8
Current maturities of long-term debt	19.0	17.6
Total current liabilities	104.8	103.5
Long-term debt	696.9	715.6
Deferred tax liabilities	266.4	264.7
Other liabilities	17.0	16.9
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $.01; 250,000,000 shares authorized; 22,072,392 shares issued at March 31, 2006 and 21,881,170 shares issued at December 31, 2005	0.2	0.2
Additional paid-in capital	43.5	41.5
Treasury stock at cost; 2,541,900 shares at March 31, 2006 and December 31, 2005	(14.8)	(14.8)
Retained earnings	347.9	337.5
Accumulated other comprehensive loss	(1.9)	(3.0)
Total stockholders' equity	374.9	361.4
Total liabilities and stockholders' equity	$1,460.0	$1,462.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$187.2	$24.1
Cost of revenues	112.6	11.5
Gross profit	74.6	12.6
Selling, general and administrative expenses	41.4	4.0
Operating income	33.2	8.6
Interest income	0.5	0.6
Interest expense	(16.7)	—
Other income (expense), net	—	0.9
Income before income taxes	17.0	10.1
Provision for income taxes	(6.6)	(3.8)
Net income	$10.4	$6.3
Earnings per common share:
Basic	$0.53	$0.33
Diluted	$0.52	$0.31

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$10.4	$6.3
Adjustments to derive net cash provided by operating activities:
Depreciation and amortization	14.9	0.8
Deferred income taxes	0.1	3.3
Changes in operating assets and liabilities:
Accounts receivable	(1.6)	(2.8)
Inventories	0.7	1.7
Prepaid expense and other current assets	3.2	(0.4)
Pension asset	(0.2)	(0.3)
Accounts payable and accrued expenses	5.7	(3.5)
Other, net	0.5	1.0
Net cash provided by operating activities	33.7	6.1
Investing activities
Capital expenditures	(3.9)	(0.2)
Net cash used in investing activities	(3.9)	(0.2)
Financing activities
Cash overdrafts	(10.4)	—
Proceeds from stock options exercised	1.4	—
Borrowings on credit agreements	3.8	—
Repayments of credit agreements and other borrowings	(22.2)	—
Net cash used in financing activities	(27.4)	—
Net increase in cash and cash equivalents	2.4	5.9
Cash and cash equivalents at beginning of period	52.4	103.6
Cash and cash equivalents at end of period	$54.8	$109.5
Supplemental disclosure of cash paid for:
Interest	$11.2	$—
Taxes paid, net of refunds	0.5	0.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

1.	Description of the Business and Basis of Presentation

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiary, Mafco Worldwide Corporation (‘‘Mafco Worldwide’’) and, since December 15, 2005, Clarke American Corp. (‘‘Clarke American’’). At March 31, 2006, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), though its wholly owned subsidiary Mafco Consolidated Group Inc. (‘‘MCG’’), beneficially owned approximately 38% of the outstanding M & F Worldwide Common Stock.

As a result of the acquisition of Clarke American, the Company has two business lines, which are operated by Mafco Worldwide and Clarke American. Mafco Worldwide’s business is the production of licorice products for sale to the tobacco, food, pharmaceutical and confectionery industries (which is the Company’s Licorice Products segment). Clarke American’s business is providing checks, check-related products and direct marketing services. Clarke American’s business consists of two divisions: the Financial Institution division, which is focused on financial institution clients and their customers (the Company’s Financial Institution segment), and the Direct to Consumer division, which is focused on individual customers (the Company’s Direct to Consumer segment).

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

Checks, Related Products, and Direct Marketing Services

Clarke American is one of the three largest providers of checks and check-related products and services in the United States based on revenues, and it is a leading provider of direct marketing services to financial institutions. Clarke American serves financial institutions through its Clarke American and Alcott Routon brands and consumers and businesses directly through its Checks In The Mail and B2Direct brands. Clarke American has an industry leading reputation for quality and has won several third party and customer awards.

Clarke American’s two main business segments are the Financial Institution division, generating 84% of its revenues for the three months ended March 31, 2006, and the Direct to Consumer division, generating 16% of its revenues for the three months ended March 31, 2006. Customers ordering through Clarke American’s Financial Institution division order checks from Clarke American’s financial institution clients, and Clarke American manages that check order process on behalf of their financial institution clients. Clarke American’s Direct to Consumer division serves customers who prefer to order checks directly from a check provider.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2005 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2006 presentation.

2.	Significant Accounting Policies

Reference is made to the significant accounting policies of the Company described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Derivatives

The Company began using derivative financial instruments in 2006 to manage interest rate risk related to its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income until the cash flow hedge is settled.

During the three months ended March 31, 2006, the Company recorded the changes in values related to cash flow hedges in other comprehensive income of $0.5 (net of taxes of $0.3). The Company was not a party to any derivative instruments during 2005.

New Accounting Pronouncements

The Company adopted the provisions of SFAS No. 151, ‘‘Inventory Costs, an amendment of ARB No. 43, Chapter 4.’’ on January 1, 2006. Among other things, SFAS No. 151 clarifies that certain operating costs should be recognized as current period charges and requires the allocation of fixed production overheads to inventory. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

The Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"), which replaces SFAS No. 123, and supersedes APB Opinion No. 25 on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company utilized the modified prospective method of adoption. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R). Adoption of SFAS

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

No. 123(R) did not impact the Company since all outstanding options were fully vested as of January 1, 2006. There were no stock options granted by the Company in the first quarter of 2006 and 2005.

In addition, during 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation it would not have had a material effect on net income and earnings per share for the three months ended March 31, 2005.

3.	Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw Materials	$39.5	$41.8
Work-in-progress	5.8	19.5
Finished Goods	22.2	6.8
	$67.5	$68.1

4.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

5.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the three months ended March 31, 2006 is as follows:

Balance as of December 31, 2005	$388.5
Adjustments to Clarke American goodwill	(1.5)
Effect of exchange rate changes	0.2
Balance as of March 31, 2006	$387.2

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Amortized intangible assets:
Customer relationships	10-30	$483.4	$480.6	$7.9	$1.2
Trademarks and tradenames	15	11.5	11.5	0.1	—
Covenants not to compete	3	0.4	0.4	0.1	—
Software and other	2-3	2.0	2.0	0.3	0.1
		497.3	494.5	8.4	1.3
Indefinite lived intangible assets:
Product formulations		109.6	109.5	—	—
Trademarks and tradenames		84.1	84.1	—	—
Total other intangibles		$691.0	$688.1	$8.4	$1.3

The customer relationships and amortizable trademarks and tradenames are being amortized using an accelerated cash flow method over their estimated useful lives. All other amortized intangible assets are being amortized ratably over their estimated useful lives. The weighted average amortization period for the amortized intangible assets is 26 years as of March 31, 2006. Except for the product formulations, all other intangible assets were recorded in connection with the Company’s acquisition of Clarke American. The purchase price allocation for Clarke American is preliminary and the amount allocated to goodwill is subject to change, as a result of working capital adjustment (if any) pursuant to the terms of the Acquisition agreement.

Amortization expense was $7.1 and $0.0 for the three months ended March 31, 2006 and 2005, respectively.

Estimated annual aggregate amortization expense through December 31, 2010 is as follows:

Nine months ending December 31, 2006	$21.4
Year ending December 31, 2007	28.8
Year ending December 31, 2008	27.9
Year ending December 31, 2009	26.6
Year ending December 31, 2010	25.6

6.	Business Segment Information

The Company has three reportable segments. Management measures and evaluates the reportable segments based on operating income. The segments and their principal activities consist of the following:

•	Licorice Products segment – Produces licorice products used primarily by the tobacco and food industries. This segment operates in Camden, New Jersey, Richmond, Virginia and Gardanne, France as well through its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China.

•	Financial Institution segment – Provides checks, check-related products and services, and direct marketing services to financial institutions and to the account holders of such financial institutions. Clarke American serves this segment through its Clarke American and Alcott Routon brands. This segment operates in the United States.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

•	Direct to Consumer segment – Provides checks, check-related products and services, customized business kits, and treasury management supplies directly to consumers and businesses through its Checks in The Mail and B2Direct brands. This segment operates in the United States.

	Licorice Products	Financial Institution	Direct to Consumer	Corporate	Total
Revenues:
Three months ended March 31, 2006	$24.3	$136.6	$26.3	$—	$187.2
Three months ended March 31, 2005	24.1	—	—	—	24.1
Intersegment revenues:
Three months ended March 31, 2006	$—	$1.8	$—	$—	$1.8
Three months ended March 31, 2005	—	—	—	—	—
Operating income:
Three months ended March 31, 2006	$9.1	$22.1	$3.0	$(1.0)	$33.2
Three months ended March 31, 2005	9.6	—	—	(1.0)	8.6
Depreciation & amortization:
Three months ended March 31, 2006	$1.3	$11.5	$2.1	$—	$14.9
Three months ended March 31, 2005	0.8	—	—	—	0.8
Capital expenditures:
Three months ended March 31, 2006	$0.2	$3.6	$0.1	$—	$3.9
Three months ended March 31, 2005	0.2	—	—	—	0.2
Total assets:
At March 31, 2006	$273.1	$1,026.3	$118.5	$42.1	$1,460.0
At December 31, 2005	271.9	1,032.7	117.2	40.3	1,462.1

7.	Comprehensive Income

For the three months ended March 31, 2006 and 2005, comprehensive income amounted to $11.5 and $4.6, respectively. The difference between net income and comprehensive income for the three months ended March 31, 2006 relates to a change in foreign currency translation adjustments of $0.6 and an increase in the value of derivatives of $0.5 (net of taxes of $0.3). The difference between net income and comprehensive income for the three months ended March 31, 2005 relates to the change in foreign currency translation adjustments.

8.	Net Income Per Share

The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended March 31,
	2006	2005
Basic weighted average common shares outstanding	19.5	19.1
Diluted weighted average common shares outstanding	20.1	20.2

Common equivalent shares consisting of outstanding stock options are included in the 2006 and 2005 diluted income per share calculations.

9.	Pension Plans

Certain current and former employees of the Company are covered under various defined benefit retirement plans. Plans covering salaried employees generally provide pension benefits based on years

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

of service and compensation. Plans covering hourly employees and union members generally provide stated benefits for each year of credited service. The Company’s funding policy is to contribute annually the statutory required minimum amount as actuarially determined.

Net periodic pension income for the Company’s funded plans is due to the overfunded status of the plans and consisted of the following components:

	Three Months Ended March 31,
	2006	2005
Service cost – benefits earned during the period	$0.1	$0.1
Interest cost on projected benefit obligations	0.2	0.1
Expected return on plan assets	(0.5)	(0.4)
Amortization of prior service cost and net loss	0.1	—
Net pension income	$(0.1)	$(0.2)

The Company’s contributions to its pension plans, which are based on current legal requirements, were minimal for the three months ended March 31, 2006 and 2005.

10.    Long-Term Debt

	March 31, 2006	December 31, 2005
Clarke American $480.0 Senior Secured Credit Facility	$434.1	$445.1
Mafco Worldwide $125.0 Senior Secured Credit Facility	99.5	107.0
Clarke American 11¾% Senior Notes	175.0	175.0
Capital lease obligations and other long-term debt	7.3	6.1
	715.9	733.2
Less: current maturities	(19.0)	(17.6)
Long-term debt, net of current maturities	$696.9	$715.6

Clarke American $480.0 Senior Secured Credit Facility

Concurrent with the completion of the Acquisition, Clarke American, as borrower, entered into a senior secured credit facility which provided for a revolving credit facility in an amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011. Portions of the revolving credit facility are available for the issuance of letters of credit and swing line loans. The senior secured credit facility has a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.5% and 3.0%, respectively. The interest rate on the term loan was 7.92% at March 31, 2006. All obligations under Clarke American’s credit facilities are guaranteed by Clarke American’s direct parent and by each of Clarke American’s direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. Clarke American’s credit facilities are secured by a perfected first priority security interest in substantially all of Clarke American’s and the guarantors’ assets, other than any future voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. Clarke American currently does not have any foreign subsidiaries.

Clarke American’s term loan facility has an aggregate principal amount at maturity of $440.0. Clarke American received $437.8 of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the term of the term loan indebtedness. Clarke American’s term loan facility is required to be repaid in quarterly installments

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

commencing on March 31, 2006 in annual amounts of: $15.0 in 2006, $20.0 in 2007, $30.0 in 2008, $35.0 in 2009, $40.0 in 2010 and $300.0 in 2011. Clarke American’s term loan facility requires that a portion of Clarke American’s excess cash flow be applied to prepay amounts borrowed thereunder, beginning in 2007. The balance of the term loan facility will be repaid in full in 2011.

Loans under Clarke American’s credit facilities bear, at Clarke American’s option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate announced from time to time by The Bank of New York and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 2.00% per annum for revolving loans, or 2.25% per annum for term loans; or

•	a rate per annum equal to a reserve-adjusted eurodollar rate, plus an applicable margin of 3.00% per annum for revolving loans, or 3.25% per annum for term loans.

Clarke American’s credit facilities contain representations and warranties customary for senior secured credit facilities. They also contain affirmative and negative covenants customary for senior secured credit facilities, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. Clarke American’s credit facilities also require Clarke American to maintain certain financial covenants, including maximum consolidated secured leverage, maximum total consolidated leverage and minimum consolidated fixed charge coverage ratios. As of March 31, 2006, Clarke American was in compliance with all of these covenants.

As of March 31, 2006, $436.2 principal amount at maturity was outstanding under Clarke American’s term loan facility, and $2.1 of the original discount remained unamortized. As of March 31, 2006, no amounts were drawn under Clarke American’s $40.0 revolving credit facility, and Clarke American had $34.5 available for borrowing (giving effect to the issuance of $5.5 of letters of credit).

During February 2006, Clarke American entered into an interest rate hedge transaction, in the form of a three-year interest rate swap with a notional amount of $150.0, which will be effective on July 1, 2006 and is being accounted for as a cash flow hedge. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Clarke American’s variable rate senior secured credit facilities.

Mafco Worldwide $125.0 Senior Secured Credit Facility

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facility with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents. The Mafco Worldwide credit facility replaced Mafco Worldwide’s previously existing senior secured credit facility. The Mafco Worldwide credit facility consists of $110.0 of term loan which was drawn on December 8, 2005 and matures in six years and a five year $15.0 revolving credit facility. The indebtedness under the Mafco Worldwide credit facility is guaranteed by Mafco Worldwide's domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide's obligations under the Mafco Worldwide credit facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide's and the Mafco Worldwide Guarantors' assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide's option, at either an adjusted Eurodollar rate plus an applicable margin of 2.00% in the case of revolving loans or 2.25% in the case of term loans, or an alternative base rate, plus an applicable

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

margin of 1.00% in the case of revolving loans or 1.25% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facility was 6.92% at March 31, 2006.

The Mafco Worldwide credit facility contains affirmative and negative covenants customary for such financings. The Mafco Worldwide credit facility also requires Mafco Worldwide to maintain a minimum ratio of total consolidated EBITDA, as defined in the Mafco Worldwide credit agreement, less capital expenditures to consolidated interest expense and a maximum ratio of consolidated total debt outstanding to consolidated EBITDA as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2006. As of March 31, 2006, Mafco Worldwide was in compliance with all of these covenants. The Mafco Worldwide credit facility contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc. and Mafco Shanghai Corporation, a subsidiary of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3 commencing on March 31, 2006. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Mafco Worldwide credit agreement). As of March 31, 2006, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $13.3 available for borrowing (giving effect to the issuance of $1.7 of letters of credit). Mafco Worldwide made repayments totaling $7.5 on its term loan during the three months ended March 31, 2006, which included a mandatory repayment of $0.3.

During February 2006, Mafco Worldwide entered into interest rate derivative transaction in the form of a two-year non-cancelable interest rate zero-cost collar with a notional amount of $50.0 that will cap three months LIBOR at 5.25% and set a floor at 4.79%. This derivative is being accounted for as a cash flow hedge. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Mafco Worldwide’s variable rate senior secured credit facility.

Clarke American 11¾% Senior Notes

The senior notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year commencing June 15, 2006. The indenture governing the senior notes contains customary restrictive covenants, including, among other things, restrictions on Clarke American’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and leaseback transactions, merge or consolidate and transfer or sell assets. The senior notes are unsecured and are effectively subordinated to all of Clarke American’s existing and future secured indebtedness. Clarke American will be required to offer to repurchase all of the senior notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Clarke American will also be required to offer to repurchase the senior notes with the proceeds from certain sales of assets, if Clarke American does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The registration rights agreement relating to the senior notes required Clarke American to file a registration statement for an exchange offer within 150 days after December 15, 2005, the issuance

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

date of the senior notes, and to use all commercially reasonable efforts to have the registration statement declared effective within 240 days after December 15, 2005. Clarke American is also required to use all commercially reasonable efforts to complete the exchange offer within 45 business days (or longer if required by the federal securities laws) after the effective date of the registration statement. Failure to comply with the terms of the registration rights agreement could result in Clarke American’s paying liquidated damages to holders of the senior notes. Clarke American filed the registration statement on April 12, 2006, which was declared effective with the SEC on May 1, 2006. Clarke American launched the exchange offer on May 2, 2006.

Capital Lease Obligation

Clarke American had $5.7 outstanding under an information technology capital lease obligation at March 31, 2006. The obligation has an imputed interest rate of 6.0% and has required payments including interest of $1.3 for the nine months ending December 31, 2006, $1.6 in 2007, $1.6 in 2008, $1.5 in 2009 and $0.3 in 2010.

Other

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.9 million Euros (approximately $3.5 at March 31, 2006) for working capital purposes. The subsidiary had no borrowings at March 31, 2006.

11.    Commitments and Contingencies

Non-Operating Contingent Liability, Indemnification and Insurance Matters

The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In 1995, a subsidiary of Mafco Consolidated Group Inc. (‘‘MCG’’), M & F Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the ‘‘Transfer Agreement’’). Under the Transfer Agreement, Pneumo Abex Corporation (together with its successor in interest Pneumo Abex LLC, ‘‘Pneumo Abex’’), then a subsidiary of M & F Worldwide, retained the assets and liabilities relating to the Company’s former Abex NWL Aerospace Division (‘‘Aerospace’’), as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

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

Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as Whitman Corporation (the ‘‘Original Indemnitor’’), has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the ‘‘Second Indemnitor’’) of Cooper Industries, Inc. (the ‘‘Indemnity Guarantor’’) assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Following the bankruptcy filing of the Second Indemnitor, the Company confirmed that the Indemnity Guarantor would fulfill the Second Indemnitor's indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor.

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of March 31, 2006, the Company incurred or expected to incur approximately $1.0 of unindemnified costs, as to which it either has received or expects to receive approximately $0.7 in insurance reimbursements. Management does not expect its unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

The Transfer Agreement further provides that MCG will indemnify Pneumo Abex with respect to all environmental matters associated with Pneumo Abex’s and its predecessor’s operations to the extent not paid by third-party indemnitors or insurers, other than the operations relating to Pneumo Abex’s Aerospace business, which Pneumo Abex sold to Parker Hannifin Corporation in April 1996. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the Company’s former Aerospace facilities will be the responsibility of Pneumo Abex. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course.

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
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

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

The former Aerospace business of the Company formerly sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. The Company retained in the Aerospace sale certain claims for allegedly defective pricing made by the government with respect to certain of these products. In the sole remaining matter, the Company contests the Government’s allegations and has been attempting to resolve this matter without litigation.

Honeywell Indemnification

Certain of the intermediate holding companies of Novar had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. Honeywell had undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Novar and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 31, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment based on the agreement of the parties, and was reduced to $27.0 by March 31, 2006. Since the Company believes it is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in its financial statements.

Other

In addition, various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company’s financial position or results of operations.

M & F Worldwide Corp. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three months periods ended March 31, 2006 and March 31, 2005 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview of the Business

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

Approximately 73% of the Mafco Worldwide’s licorice sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quality used by each brand is an important element in the brand’s quality. Mafco Worldwide also manufactures and sells cocoa and carob products for use in the tobacco industry.

Over the last several years, the rate of consumption of tobacco products has declined in the United States and in several other developed international markets for American blend cigarettes. Although Mafco Worldwide has experienced unit sales declines to both the domestic and international tobacco industry during this time, Mafco Worldwide’s increased sales in 2006 to the tobacco industry have been aided by major customers returning to normal order patterns after completing restructuring between domestic and international operations.

Mafco Worldwide also sells licorice worldwide to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring and masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin and other products. Although Mafco Worldwide’s licorice sales to its confectionary customers have experienced some decline in recent years, licorice sales to food, cosmetic and pharmaceutical customers, who use Magnasweet as a flavoring or masking agent, have experienced growth and added to Mafco Worldwide’s overall sales stability for its licorice products. One important facet of Mafco Worldwide’s business strategy is to focus on growing its business through sales of licorice-derived products for use in non-tobacco related applications. Mafco Worldwide is devoting a substantial portion of its research and development efforts to Magnasweet and its potential food and beverage applications as well as to finding additional uses for components of licorice extract in cosmetic and pharmaceutical products.

Mafco Worldwide also sells licorice root residue as garden mulch under the name Right Dress.

The Clarke American Acquisition

On October 31, 2005, M & F Worldwide and Honeywell entered into a stock purchase agreement in which M & F Worldwide agreed to purchase 100% of the capital stock of Novar, a wholly owned

M & F Worldwide Corp. and Subsidiaries

subsidiary of Honeywell and the indirect parent of the business of Clarke American, for a cash purchase price of $800 million, subject to a post-closing working capital adjustment. In connection with this acquisition, referred to as the ‘‘Acquisition,’’ M & F Worldwide formed CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide.

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

The Acquisition has been accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, which resulted in valuations for Clarke American’s consolidated assets and liabilities based on fair values as of the date of the Acquisition. These valuations are preliminary and will be finalized during this year. The allocation of the purchase price in the Acquisition will result in higher depreciation and amortization expense in the periods following the Acquisition compared to prior periods.

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

M & F Worldwide Corp. and Subsidiaries

Clarke American’s two business segments are the Financial Institution division (84% of its revenues for the three months ended March 31, 2006) and the Direct to Consumer division (16% of its revenues for the three months ended March 31, 2006). Customers ordering through the Financial Institution division order checks from Clarke American’s financial institution clients, and Clarke American manages that check order process on their behalf. The Direct to Consumer division serves customers who prefer to order checks directly from a check provider.

This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Critical Accounting Policies as disclosed under Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes to these accounting policies during the three months ended March 31, 2006, except as listed below.

Derivatives

The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income until the cash flow hedge is settled.

On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively. The Company assesses the effectiveness of the hedge based on total changes in the hedge’s cash flows at each payment date as compared to the change in the expected future cash flows on the long-term debt.

M & F Worldwide Corp. and Subsidiaries

Consolidated Operating Results

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Revenues

$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Consolidated Net Revenues:
Licorice Products Segment	$24.3	$24.1
Financial Institution Segment	136.6	—
Direct to Consumer Segment	26.3	—
Total	$187.2	$24.1

Net revenues increased by $163.1 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition which occurred in December 2005 and accounted for $162.9 million of the increase.

Revenues from the Licorice Products segment increased by $0.2 million, or 0.8% to $24.3 million in the 2006 period from $24.1 million in the 2005 period. This increase was primarily due to an increase in revenues to the worldwide tobacco industry of $0.2 million due to major customers returning to normal order patterns after completing restructurings between domestic and international operations and increased revenues from Magnasweet and licorice derivatives of $0.4 million. This was offset by a decline in revenues from sales to confectionary and other licorice customers of $0.4 million. Revenues for the Financial Institution and Direct to Consumer segments included in 2006 period were $136.6 million and $26.3 million, respectively.

Cost of Revenues

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
$ in millions
Consolidated Cost of Revenue:
Licorice Products Segment	$11.9	$11.5
Financial Institution Segment	84.9	—
Direct to Consumer Segment	15.8	—
Total	$112.6	$11.5

Cost of revenues increased by $101.1 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition which occurred in December 2005 and accounted for $100.7 million of the increase.

Cost of revenues for the Licorice Products segment was $11.9 million in the 2006 period and $11.5 million in the 2005 period, an increase of $0.4 million. The increase in cost of revenues for the Licorice Products segment was due to the increase in sales, substantially higher energy costs and inflationary pressure on other manufacturing costs, including raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 49.0% in the 2006 period as compared to 47.7% in the 2005 period.

Cost of revenues in the 2006 period for the Financial Institution and Direct to Consumer segments were $84.9 million and $15.8 million, respectively. Cost of revenues as a percentage of revenues for the Financial Institution and Direct to Consumer segments were 62.2% and 60.1%, respectively. Cost of revenues for these segments in the 2006 period includes $1.3 million for a fair value adjustment to inventory recorded in the purchase accounting for the Company’s acquisition of Clarke American which will not reoccur.

M & F Worldwide Corp. and Subsidiaries

Selling, General and Administrative Expenses

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
$ in millions
Consolidated Selling, General and Administrative Expenses:
Licorice Products Segment	$3.3	$3.0
Financial Institution Segment	29.6	—
Direct to Consumer Segment	7.5	—
Corporate	1.0	1.0
Total	$41.4	$4.0

Selling, general and administrative expenses increased by $37.4 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition which occurred in December 2005 and accounted for $37.1 million of the increase.

Selling, general and administrative expenses from the Licorice Products segment were $3.3 million in the 2006 period and $3.0 million in the 2005 period, an increase of $0.3 million. The increase was primarily due to an increase in professional fees in the 2006 period as compared to the 2005 period. Selling, general and administrative expenses for the Financial Institution and Direct to Consumer segments included in the 2006 period were $29.6 million and $7.5 million, respectively.

Interest Income

Interest income was $0.5 million in the 2006 period as compared to $0.6 million in the 2005 period. The slight decrease in interest income reflects lower average cash and cash equivalents balances in the 2006 period, offset in part due to higher interest rates in the 2006 period as compared to the 2005 period. The lower average cash balances in the 2006 period were primarily the result of cash and cash equivalents used for the Acquisition in December 2005.

Interest Expense

Interest expense was $16.7 million in the 2006 period, as compared to no interest expense in the 2005 period. The increase was due to interest on the long-term debt incurred in connection with the Acquisition in December 2005. The Company did not have any debt outstanding during the three months ended March 31, 2005.

Other Income (Expense), net

Other income (expense), net was $0.9 million in the 2005 period, which resulted mainly from the resolution of a claim against a former shareholder of the Company.

Provision for Income Taxes

The provision for income taxes was $6.6 million in the 2006 period as compared to $3.8 million in the 2005 period. The increase of $2.8 million in the 2006 period was primarily due to the increase in income before taxes as a result of the Acquisition. The provision for income taxes as a percentage of income was 38.8% in the 2006 period and 37.6% in the 2005 period.

Liquidity and Capital Resources

The Company’s net cash provided by operating activities during the first three months of 2006 was $33.7 million compared to $6.1 million in the first three months of 2005. The increase in net cash provided by operating activities of $27.6 million was primarily related to increased income and recording of higher depreciation and amortization expense as a result of the Acquisition, which did not affect cash flows, as well as changes in working capital.

M & F Worldwide Corp. and Subsidiaries

The Company’s net cash used in investing activities was $3.9 million for the three month period ended March 31, 2006 and $0.2 million for the three month period ended March 31, 2005. All investing activities in both periods were for capital expenditures and the increase is due to Clarke American’s capital expenditures.

The Company’s net cash used in financing activities was $27.4 million in the three month period ended March 31, 2006, while none of the net cash was used in financing activities in the three month period ended March 31, 2005. The 2006 activity relates to scheduled debt repayments, optional debt prepayments, change in cash overdraft balances at Clarke American, offset in part by borrowings on Clarke American’s revolving credit facility.

There have been no material changes to the Company’s cash obligations and other commercial commitments which were presented in the Form 10-K for the year ended December 31, 2005.

Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreements and anticipated cash flow from operating activities, will be sufficient to meet the Company’s expected operating, capital spending and debt service requirements for the foreseeable future.

Forward-Looking Statements

This quarterly report on Form 10-Q for the three months ended March 31, 2006, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

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

M & F Worldwide Corp. and Subsidiaries

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

M & F Worldwide Corp. and Subsidiaries

The Company encourages investors to read carefully the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in the section entitled ‘‘Risk Factors’’ for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. The Company assumes no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk from changes in foreign currency exchange rates and interest rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to this market risk through its regular operating and financing activities. In order to manage its exposure to fluctuations in interest rates, the Company entered into interest rate derivate transactions in 2006 in the form of a swap for Clarke American and a collar for Mafco Worldwide, as further described in the notes to the financial statements included elsewhere in this quarterly report.

At March 31, 2006, Mafco Worldwide had $99.5 million of term loans outstanding under the Mafco Worldwide credit agreement and $1.7 million outstanding under the Mafco Worldwide revolving credit facility, including letters of credit. At December 31, 2005, Clarke American had $436.2 million of term loans outstanding under the Clarke American credit agreement and $5.5 million outstanding under the Clarke American revolving credit facility, including letters of credit. All of these outstanding loans bear interest at variable rates. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding as of March 31, 2006 would have resulted in an increase or decrease in its interest expense for the three months ended March 31, 2006 of approximately $0.6 million.

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of March 31, 2006.

Item 4.	Controls and Procedures

(a)    Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

M & F Worldwide Corp. and Subsidiaries

PART II

Item 1.	Legal Proceedings There were no material developments in legal proceedings during the three months ended March 31, 2006

Item 1A.	Risk Factors There were no material changes to the Company’s risk factors that were disclosed in the annual report for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3.	Defaults Upon Senior Securities There were no events of default upon senior securities during the three month period ended March 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders There were no matters submitted to a vote of security holders during the three month period ended March 31, 2006.

Item 5.	Other Information No additional information need be presented.

Item 6.	Exhibits

4.2	Indenture dated as of December 15, 2005 among Clarke American Corp., a Delaware corporation, the Guarantors (as named therein) and The Bank of New York, a New York banking corporation, as trustee.

31.1	Certification of Howard Gittis, Chief Executive Officer, dated May 5, 2006.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5, 2006.

32.1	Certification of Howard Gittis, Chief Executive Officer, dated May 5, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

M & F Worldwide Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: May 5, 2006	By:	/s/ Paul G. Savas
Paul G. Savas Executive Vice President, Chief Financial Officer and Principal Financial Officer
Date: May 5, 2006	By:	/s/ Alison M. Horowitz
Alison M. Horowitz Principal Accounting Officer