Form 10-Q
period 2006-06-30
M & F WORLDWIDE CORP
filed 2006-08-04
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Yes     No

As of June 30, 2006, there were 19,876,370 shares of the registrant’s Common Stock outstanding, of which 7,298,000 were held by Mafco Consolidated Group Inc., a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.

 INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Six Months Ended June 30, 2006

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$68.9	$52.4
Accounts receivable (net of allowances of $0.1 and $0.1)	38.5	32.5
Inventories	68.0	68.1
Prepaid expenses and other current assets	23.7	27.9
Total current assets	199.1	180.9
Property, plant and equipment, net	112.3	118.4
Goodwill	387.9	388.5
Other intangible assets, net	675.5	686.8
Pension asset	17.0	16.5
Other assets	68.8	71.0
Total assets	$1,460.6	$1,462.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32.0	$37.1
Accrued liabilities	51.3	48.8
Current maturities of long-term debt	20.0	17.6
Total current liabilities	103.3	103.5
Long-term debt	686.3	715.6
Deferred tax liabilities	265.2	264.7
Other liabilities	17.4	16.9
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $.01; 250,000,000 shares authorized; 22,418,270 shares issued at June 30, 2006 and 21,881,170 shares issued at December 31, 2005	0.2	0.2
Additional paid-in capital	46.7	41.5
Treasury stock at cost; 2,541,900 shares at June 30, 2006 and December 31, 2005	(14.8)	(14.8)
Retained earnings	355.9	337.5
Accumulated other comprehensive income (loss)	0.4	(3.0)
Total stockholders' equity	388.4	361.4
Total liabilities and stockholders' equity	$1,460.6	$1,462.1

See Notes to Consolidated Financial Statements.

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$182.2	$25.3	$369.4	$49.4
Cost of revenues	109.6	12.4	222.2	23.9
Gross profit	72.6	12.9	147.2	25.5
Selling, general and administrative expenses	42.4	3.9	83.8	7.9
Operating income	30.2	9.0	63.4	17.6
Interest income	0.6	0.8	1.1	1.4
Interest expense	(16.7)	(0.1)	(33.4)	(0.1)
Other income (expense), net	—	—	—	0.9
Income before income taxes	14.1	9.7	31.1	19.8
Provision for income taxes	(6.1)	(3.7)	(12.7)	(7.5)
Net income	$8.0	$6.0	$18.4	$12.3
Earnings per common share:
Basic	$0.41	$0.31	$0.94	$0.64
Diluted	$0.40	$0.30	$0.91	$0.62

See Notes to Consolidated Financial Statements.

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$18.4	$12.3
Adjustments to derive net cash provided by operating activities:
Depreciation and amortization	29.6	1.5
Deferred income taxes	(0.8)	6.4
Changes in operating assets and liabilities:
Accounts receivable	(5.3)	(5.4)
Inventories	0.7	3.0
Prepaid expense and other current assets	9.3	(0.6)
Pension asset	(0.5)	(0.5)
Accounts payable and accrued expenses	4.9	(2.7)
Income taxes	1.5	0.5
Other, net	(0.1)	2.6
Net cash provided by operating activities	57.7	17.1
Investing activities
Capital expenditures	(8.0)	(0.7)
Capitalized interest	(0.5)	—
Net cash used in investing activities	(8.5)	(0.7)
Financing activities
Cash overdrafts	(8.1)	—
Proceeds from stock options exercised	3.8	—
Borrowings on credit agreements	3.8	—
Debt issuance cost	(0.3)	—
Repayments of credit agreements and other borrowings	(31.9)	—
Net cash used in financing activities	(32.7)	—
Effect of exchange rate changes on cash	—	(0.1)
Net increase in cash and cash equivalents	16.5	16.3
Cash and cash equivalents at beginning of period	52.4	103.6
Cash and cash equivalents at end of period	$68.9	$119.9
Supplemental disclosure of cash paid for:
Interest	$33.3	$0.1
Taxes paid, net of refunds	13.5	0.6

See Notes to Consolidated Financial Statements.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

1.	Description of the Business and Basis of Presentation

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiary, Mafco Worldwide Corporation (‘‘Mafco Worldwide’’) and, since December 15, 2005, Clarke American Corp. (‘‘Clarke American’’). At June 30, 2006, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), though its wholly owned subsidiary Mafco Consolidated Group Inc. (‘‘MCG’’), beneficially owned approximately 37% of the outstanding M & F Worldwide Common Stock.

As a result of the acquisition of Clarke American, the Company has two business lines, which are operated by Mafco Worldwide and Clarke American. Mafco Worldwide’s business is the production of licorice products for sale to the tobacco, food, pharmaceutical and confectionery industries (which is the Company’s ‘‘Licorice Products’’ segment). Clarke American’s business is providing checks, check-related products and direct marketing services. Clarke American’s business consists of two divisions: the Financial Institution division, which is focused on financial institution clients and their customers (the Company’s ‘‘Financial Institution’’ segment), and the Direct to Consumer division, which is focused on individual customers (the Company’s ‘‘Direct to Consumer’’ segment).

Licorice Products

Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France and at the facilities of its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China. Approximately 73% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. In addition, Mafco Worldwide manufactures and sells cocoa and carob products for use in the tobacco industry. Mafco Worldwide also sells licorice worldwide to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring and masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin and other products. Mafco Worldwide also sells licorice root residue as garden mulch under the name Right Dress.

Checks, Related Products, and Direct Marketing Services

Clarke American is one of the three largest providers of checks and check-related products and services in the United States based on revenues, and it is a leading provider of direct marketing services to financial institutions. Clarke American serves financial institutions through its Clarke American and Alcott Routon brands and consumers and businesses directly through its Checks In The Mail and B2Direct brands. Clarke American has a solid reputation for quality and has won several third party and customer awards.

Clarke American’s two main business segments are the Financial Institution division, generating 84% of its revenues for the six months ended June 30, 2006, and the Direct to Consumer division, generating 16% of its revenues for the six months ended June 30, 2006. Customers ordering through Clarke American’s Financial Institution division order checks from Clarke American’s financial institution clients, and Clarke American manages that check order process on behalf of their financial institution clients. Clarke American’s Direct to Consumer division serves customers who prefer to order checks directly from a check provider.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2005 Annual Report on Form 10-K.

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

As of June 30, 2006, the Company recorded an asset of $2.4 related to its cash flow hedges (see Notes 7 and 10). During the three and six months ended June 30, 2006, the Company recorded the changes in values of the cash flow hedges in other comprehensive income of $1.0 (net of taxes of $0.6) and $1.5 (net of taxes of $0.9), respectively. The Company was not a party to any derivative instruments during 2005.

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123 (R), ‘‘Share-Based Payment,’’ (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, and supersedes APB Opinion No. 25 on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company utilized the modified prospective method of adoption. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R). Adoption of SFAS No. 123(R) did not impact the Company since all outstanding options were fully vested as of January 1, 2006. There were no stock options granted by the Company during the three and six months ended June 30, 2006 and 2005.

In addition, during 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ to stock-based employee compensation it would not have had a material effect on net income and earnings per share for the three and six months ended June 30, 2005.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Inventories

The Company adopted the provisions of SFAS No. 151, ‘‘Inventory Costs, an amendment of ARB No. 43, Chapter 4’’ on January 1, 2006. Among other things, SFAS No. 151 clarifies that certain operating costs should be recognized as current period charges and requires the allocation of fixed production overheads to inventory. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

3.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

4.	Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw Materials	$42.8	$41.8
Work-in-progress	5.9	19.5
Finished Goods	19.3	6.8
	$68.0	$68.1

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

5.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the six months ended June 30, 2006 is as follows:

Balance as of December 31, 2005	$388.5
Adjustments to Clarke American goodwill	(1.2)
Effect of exchange rate changes	0.6
Balance as of June 30, 2006	$387.9

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Amortized intangible assets:
Customer relationships	10-30	$483.4	$480.6	$14.5	$1.2
Trademarks and tradenames	15	11.5	11.5	0.3	—
Covenants not to compete	3	0.4	0.4	0.2	—
Software and other	2-3	2.0	2.0	0.5	0.1
		497.3	494.5	15.5	1.3
Indefinite lived intangible assets:
Product formulations		109.6	109.5	—	—
Trademarks and tradenames		84.1	84.1	—	—
Total other intangible assets		$691.0	$688.1	$15.5	$1.3

The customer relationships and amortizable trademarks and tradenames are being amortized using the cash flow method over their estimated useful lives. All other amortized intangible assets are being amortized ratably over their estimated useful lives. The weighted average amortization period for the amortized intangible assets is 26 years as of June 30, 2006. Except for the product formulations, all other intangible assets were recorded in connection with the Company’s acquisition of Clarke American. The purchase price allocation for Clarke American will be finalized during 2006.

Amortization expense was $7.1 and $14.2 for the three and six months ended June 30, 2006, respectively. There was no amortization expense for intangible assets in 2005.

Estimated annual aggregate amortization expense through December 31, 2010 is as follows:

Six months ending December 31, 2006	$14.2
Year ending December 31, 2007	28.8
Year ending December 31, 2008	27.9
Year ending December 31, 2009	26.6
Year ending December 31, 2010	25.6

6.	Business Segment Information

The Company has three reportable segments. Management measures and evaluates the reportable segments based on operating income. The segments and their principal activities consist of the following:

•	Licorice Products segment – Produces licorice products used primarily by the tobacco and food industries. This segment operates in Camden, New Jersey; Richmond, Virginia and Gardanne, France as well through its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

•	Financial Institution segment – Provides checks, check-related products and services, and direct marketing services to financial institutions and to the account holders of such financial institutions. Clarke American serves this segment through its Clarke American and Alcott Routon brands. This segment operates in the United States.

•	Direct to Consumer segment – Provides checks, check-related products and services, customized business kits, and treasury management supplies directly to consumers and businesses through its Checks in The Mail and B2Direct brands. This segment operates in the United States.

Selected summarized financial information for the three month periods ended June 30, 2006 and 2005 was as follows:

	Licorice Products	Financial Institution	Direct to Consumer	Corporate	Total
Net revenues:
Three months ended June 30, 2006	$26.0	$131.9	$24.3	$—	$182.2
Three months ended June 30, 2005	25.3	—	—	—	25.3
Intersegment revenues:
Three months ended June 30, 2006	$—	$1.5	$—	$—	$1.5
Three months ended June 30, 2005	—	—	—	—	—
Operating income:
Three months ended June 30, 2006	$10.2	$18.9	$2.1	$(1.0)	$30.2
Three months ended June 30, 2005	9.9	—	—	(0.9)	9.0
Depreciation and amortization:
Three months ended June 30, 2006	$1.1	$11.5	$2.1	$—	$14.7
Three months ended June 30, 2005	0.7	—	—	—	0.7
Capital expenditures (excluding capital leases):
Three months ended June 30, 2006	$0.3	$3.4	$0.4	$—	$4.1
Three months ended June 30, 2005	0.5	—	—	—	0.5

Selected summarized financial information for the six month periods ended June 30, 2006 and 2005 was as follows:

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	Licorice Products	Financial Institution	Direct to Consumer	Corporate	Total
Net revenues:
Six months ended June 30, 2006	$50.3	$268.5	$50.6	$—	$369.4
Six months ended June 30, 2005	49.4	—	—	—	49.4
Intersegment revenues:
Six months ended June 30, 2006	$—	$3.3	$—	$—	$3.3
Six months ended June 30, 2005	—	—	—	—	—
Operating income:
Six months ended June 30, 2006	$19.4	$41.0	$5.1	$(2.1)	$63.4
Six months ended June 30, 2005	19.4	—	—	(1.8)	17.6
Depreciation and amortization:
Six months ended June 30, 2006	$2.4	$23.1	$4.1	—	$29.6
Six months ended June 30, 2005	1.5	—	—	—	1.5
Capital expenditures (excluding capital leases):
Six months ended June 30, 2006	$0.5	$6.9	$0.6	$—	$8.0
Six months ended June 30, 2005	0.7	—	—	—	0.7

Segments’ total assets were as follows:

	Licorice Products	Financial Institution	Direct to Consumer	Corporate	Total
At June 30, 2006	$275.1	$1,020.2	$117.8	$47.5	$1,460.6
At December 31, 2005	271.9	1,032.7	117.2	40.3	1,462.1

7.	Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments and changes in the fair value of cash flow hedging instruments. Total comprehensive income for the three and six month periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$8.0	$6.0	$18.4	$12.3
Other comprehensive income:
Foreign exchange translation adjustments	1.3	(2.4)	1.9	(4.1)
Changes in fair value of cash flow hedging instruments, net of taxes of of $0.6, $0.0, $0.9 and $0.0	1.0	—	1.5	—
Comprehensive income	$10.3	$3.6	$21.8	$8.2

8.	Net Income Per Share

The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	19.6	19.1	19.6	19.1
Diluted weighted average common shares outstanding	20.2	19.7	20.2	19.8

Common equivalent shares consisting of outstanding stock options are included in the 2006 and 2005 diluted income per share calculations.

9.	Pension Plans

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

Net periodic pension income for the Company’s funded plans is due to the overfunded status of the plans and consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost – benefits earned during the period	$0.1	$0.1	$0.2	$0.2
Interest cost on projected benefit obligations	0.2	0.1	0.4	0.2
Expected return on plan assets	(0.5)	(0.4)	(1.0)	(0.8)
Amortization of prior service cost and net loss	0.1	—	0.2	—
Net pension income	$(0.1)	$(0.2)	$(0.2)	$(0.4)

The Company’s contributions to its pension plans, which are based on current legal requirements, were minimal for the three and six months ended June 30, 2006 and 2005.

10.    Long-Term Debt

	June 30, 2006	December 31, 2005
Clarke American $480.0 Senior Secured Credit Facilities, net of unamortized discount	$430.5	$445.1
Mafco Worldwide $125.0 Senior Secured Credit Facilities	94.5	107.0
Clarke American 11¾% Senior Notes	175.0	175.0
Capital lease obligations and other long-term debt	6.3	6.1
	706.3	733.2
Less: current maturities	(20.0)	(17.6)
Long-term debt, net of current maturities	$686.3	$715.6

Clarke American $480.0 Senior Secured Credit Facility

Concurrent with the completion of the Acquisition, Clarke American, as borrower, entered into senior secured credit facilities which provided for a revolving credit facility in an amount of $40.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011. Portions of the revolving credit facility are available for the issuance of letters of credit and swing line loans. The senior secured credit facility has a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.50% and 3.25%, respectively. The interest rate on the term loan was 7.92% at June 30, 2006. Effective July 1, 2006, the term loan interest rates range from 8.24% to 8.87%. All obligations under Clarke American’s credit facilities are guaranteed by Clarke American’s direct parent and also by each of Clarke American’s direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. Clarke American’s credit facilities are secured by a perfected first priority security interest in substantially all of Clarke American’s and the guarantors’ assets, other than any future voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. Clarke American currently does not have any foreign subsidiaries.

Clarke American’s term loan facility has an aggregate principal amount at maturity of $440.0. Clarke American received $437.8 of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the term of the term loan indebtedness using the effective interest method. Clarke American’s term loan facility is required to be repaid in quarterly installments that commenced on March 31, 2006 in annual amounts of: $15.0 in 2006, $20.0 in 2007, $30.0 in 2008, $35.0 in 2009, $40.0 in 2010 and $300.0 in 2011. Clarke American’s term loan facility requires that a portion of Clarke American’s excess cash flow be applied to prepay amounts borrowed thereunder, beginning in 2007 with respect to 2006. The balance of the term loan facility will be repaid in full in 2011.

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

Clarke American’s credit facilities contain representations and warranties customary for senior secured credit facilities. They also contain affirmative and negative covenants customary for senior secured credit facilities, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. Clarke American’s credit facilities also require Clarke American to maintain certain financial covenants, including maximum consolidated secured leverage, maximum total consolidated leverage and minimum consolidated fixed charge coverage ratios. As of June 30, 2006, Clarke American was in compliance with all of these covenants.

As of June 30, 2006, $432.5 principal amount at maturity was outstanding under Clarke American’s term loan facility, and $2.0 of the original discount remained unamortized. As of June 30, 2006, no amounts were drawn under Clarke American’s $40.0 revolving credit facility, and Clarke American had $34.5 available for borrowing (giving effect to the issuance of $5.5 of letters of credit).

During February 2006, Clarke American entered into an interest rate hedge transaction, in the form of a three-year interest rate swap with a notional amount of $150.0, which became effective on July 1, 2006 and is being accounted for as a cash flow hedge. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Clarke American’s variable rate senior secured credit facilities.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Mafco Worldwide $125.0 Senior Secured Credit Facility

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facility with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents. The Mafco Worldwide credit facility replaced Mafco Worldwide’s previously existing senior secured credit facility. The Mafco Worldwide credit facility consists of $110.0 of term loan which was drawn on December 8, 2005 and matures in six years and a five year $15.0 revolving credit facility. The indebtedness under the Mafco Worldwide credit facility is guaranteed by Mafco Worldwide's domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide's obligations under the Mafco Worldwide credit facility and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide's and the Mafco Worldwide Guarantors' assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide's option, at either an adjusted Eurodollar rate plus an applicable margin of 2.00% in the case of revolving loans or 2.25% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.00% in the case of revolving loans or 1.25% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facility was 7.41% at June 30, 2006.

The Mafco Worldwide credit facility contains affirmative and negative covenants customary for such financings. The Mafco Worldwide credit facility also requires Mafco Worldwide to maintain a minimum ratio of total consolidated EBITDA, as defined in the Mafco Worldwide credit agreement, less capital expenditures to consolidated interest expense and a maximum ratio of consolidated total debt outstanding to consolidated EBITDA as of the last day of each fiscal quarter commencing with the fiscal quarter ended March 31, 2006. As of June 30, 2006, Mafco Worldwide was in compliance with all of these covenants. The Mafco Worldwide credit facility contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc. and Mafco Shanghai Corporation, a subsidiary of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3 that commenced on March 31, 2006. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Mafco Worldwide credit agreement). As of June 30, 2006, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $13.3 available for borrowing (giving effect to the issuance of $1.7 of letters of credit). Mafco Worldwide made repayments totaling $12.5 on its term loan during the six months ended June 30, 2006, which included mandatory repayments of $0.6.

During February 2006, Mafco Worldwide entered into an interest rate derivative transaction in the form of a two-year non-cancelable interest rate zero-cost collar with a notional amount of $50.0 that caps three months LIBOR at 5.25% and sets a floor at 4.79%. This derivative is being accounted for as a cash flow hedge. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Mafco Worldwide’s variable rate senior secured credit facility.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Clarke American 11¾% Senior Notes

The Senior Notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year commencing on June 15, 2006. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on Clarke American’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and leaseback transactions, merge or consolidate and transfer or sell assets. The Senior Notes are unsecured and are effectively subordinated to all of Clarke American’s existing and future secured indebtedness. Clarke American must offer to repurchase all of the outstanding Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Clarke American must also offer to repurchase the Senior Notes with the proceeds from certain sales of assets, if Clarke American does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

In accordance with a registration rights agreement that Clarke American executed in connection with the issuance of the Senior Notes, Clarke American filed a registration statement on April 12, 2006 with respect to an exchange offer for publicly registered notes with equivalent terms, which was declared effective with the SEC on May 1, 2006. Clarke American launched the exchange offer on May 2, 2006 and closed the offer on May 31, 2006 with all $175.0 of the principal amount of Senior Notes being exchanged.

Capital Lease Obligation

Clarke American had $5.3 outstanding under an information technology capital lease obligation at June 30, 2006. The obligation has an imputed interest rate of 6.0% and has required payments including interest of $0.8 for the six months ending December 31, 2006, $1.6 in 2007, $1.6 in 2008, $1.5 in 2009 and $0.3 in 2010.

Other

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.9 million Euros (approximately $3.7 at June 30, 2006) for working capital purposes. The subsidiary had no borrowings at June 30, 2006.

11.	Amended and Restated Management Services Agreement

On May 24, 2006, the Company and MacAndrews & Forbes Inc., a wholly owned subsidiary of Holdings, entered into an amended and restated management services agreement (the ‘‘Management Services Agreement’’) to reflect the increased scope of the management services provided by MacAndrews & Forbes Inc. to the Company and the increased size of the Company. Under the Management Services Agreement, MacAndrews & Forbes Inc. will provide the services of the Company's Chief Executive Officer, Chief Financial Officer and General Counsel as well as additional advisory, transactional, legal, risk management, tax and accounting services, and the Company will pay to MacAndrews & Forbes Inc. a quarterly fee of $1.25, beginning with the third quarter of 2006. On June 30, 2006, the Company paid to MacAndrews & Forbes Inc. $0.75 payable under the prior management services agreement with respect to the period from January 1, 2006 to June 30, 2006.

The Management Services Agreement will terminate on December 31, 2008, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

to the end of the initial term or a renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes Inc. or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company. The Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes Inc. and its affiliates and personnel.

12.	Commitments and Contingencies

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of June 30, 2006, the Company incurred or expected to incur approximately $1.0 of unindemnified costs, as to which it either has received or expects to receive approximately $0.7 in insurance reimbursements. Management does not expect its unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Honeywell Indemnification

Certain of the intermediate holding companies of Clarke American had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. Honeywell had undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Clarke American and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 31, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment based on the agreement of the parties, and was reduced to $27.0 by June 30, 2006. Since the Company believes it is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in its financial statements.

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

M & F Worldwide Corp. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2006 and June 30, 2005 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview of the Business

The Company has two business lines, which are operated by Mafco Worldwide and Clarke American. Mafco Worldwide’s business is the production of licorice products for sale to the tobacco, food, pharmaceutical and confectionery industries (which is the Company’s ‘‘Licorice Products’’ segment). Clarke American’s business is providing checks, check-related products and services, and direct marketing services. Clarke American’s business consists of two divisions: the Financial Institution division, which is focused on financial institution clients and their customers (the Company’s ‘‘Financial Institution’’ segment), and the Direct to Consumer division, which is focused on individual customers (the Company’s ‘‘Direct to Consumer’’ segment).

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

Over the last several years, the rate of consumption of tobacco products has declined in the United States and in several other developed international markets for American blend cigarettes. Although Mafco Worldwide has experienced unit sales declines to both the domestic and international tobacco industry during this time, Mafco Worldwide’s increased sales in 2006 were primarily due to the purchases of premium value products by these customers.

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

The Clarke American Acquisition

On October 31, 2005, M & F Worldwide and Honeywell entered into a stock purchase agreement in which M & F Worldwide agreed to purchase 100% of the capital stock of Novar, a wholly owned

M & F Worldwide Corp. and Subsidiaries

subsidiary of Honeywell and the indirect parent of the business of Clarke American, for a cash purchase price of $800.0 million. In connection with this acquisition, referred to as the ‘‘Acquisition,’’ M & F Worldwide formed CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide.

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

The Acquisition has been accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, which resulted in valuations for Clarke American’s consolidated assets and liabilities based on fair values as of the date of the Acquisition. These valuations are preliminary and will be finalized during 2006. The allocation of the purchase price in the Acquisition will result in higher depreciation and amortization expense in the periods following the Acquisition compared to prior periods.

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

Clarke American is one of the three largest providers of checks and check-related products and services in the United States based on revenues, and Clarke American is a leading provider of direct marketing services to financial institutions. Clarke American serves financial institutions through the Clarke American and Alcott Routon brands and consumers and businesses directly through the Checks In The Mail and B2Direct brands. Clarke American has a solid reputation for quality and has won several third party and customer awards.

M & F Worldwide Corp. and Subsidiaries

Clarke American’s two business segments are the Financial Institution division (84% of its revenues for the six months ended June 30, 2006) and the Direct to Consumer division (16% of its revenues for the six months ended June 30, 2006). Customers ordering through the Financial Institution division order checks from Clarke American’s financial institution clients, and Clarke American manages that check order process on their behalf. The Direct to Consumer division serves customers who prefer to order checks directly from a check provider.

This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Critical Accounting Policies as disclosed under Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes to these accounting policies during the six months ended June 30, 2006, except as listed below.

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

M & F Worldwide Corp. and Subsidiaries

Consolidated Operating Results

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Revenues

$in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Consolidated Net Revenues:
Licorice Products Segment	$26.0	$25.3
Financial Institution Segment	131.9	—
Direct to Consumer Segment	24.3	—
Total	$182.2	$25.3

Net revenues increased by $156.9 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition which occurred in December 2005 and accounted for $156.2 million of the increase.

Net revenues from the Licorice Products segment increased by $0.7 million, or 2.8%, to $26.0 million in the 2006 period from $25.3 million in the 2005 period. This increase was due to an increase in revenues from the worldwide tobacco industry of $0.5 million, increased revenues from Magnasweet and licorice derivatives of $0.1 million and increased revenues from the worldwide confectionary industry of $0.1 million. Revenues from tobacco and confectionary customers increased primarily due to the purchases of premium value products. Magnasweet sales increased primarily due to higher shipment volumes.

Cost of Revenues

$ in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Consolidated Cost of Revenues:
Licorice Products Segment	$12.9	$12.4
Financial Institution Segment	81.7	—
Direct to Consumer Segment	15.0	—
Total	$109.6	$12.4

Cost of revenues increased by $97.2 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition which occurred in December 2005 and accounted for $96.7 million of the increase.

Cost of revenues for the Licorice Products segment was $12.9 million in the 2006 period and $12.4 million in the 2005 period, an increase of $0.5 million. The increase in cost of revenues for the Licorice Products segment was due to the increase in sales, substantially higher energy costs and increased other manufacturing costs, especially raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 49.6% in the 2006 period as compared to 49.0% in the 2005 period.

Cost of revenues in the 2006 period for the Financial Institution and Direct to Consumer segments were $81.7 million and $15.0 million, respectively. Cost of revenues as a percentage of revenues for the Financial Institution and Direct to Consumer segments were 61.9% and 61.7%, respectively.

M & F Worldwide Corp. and Subsidiaries

Selling, General and Administrative Expenses

$in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Consolidated Selling, General and Administrative Expenses:
Licorice Products Segment	$2.9	$3.0
Financial Institution Segment	31.3	—
Direct to Consumer Segment	7.2	—
Corporate	1.0	0.9
Total	$42.4	$3.9

Selling, general and administrative expenses increased by $38.5 million in the 2006 period as compared to the 2005 period, as a result of the Acquisition which occurred in December 2005 and accounted for $38.5 million of the increase.

Selling, general and administrative expenses for the Licorice Products segment remained fairly constant at $2.9 million in the 2006 period and $3.0 million in the 2005 period, a decrease of $0.1 million. Selling, general and administrative expenses for the Financial Institution and Direct to Consumer segments included in the 2006 period were $31.3 million and $7.2 million, respectively. Corporate selling, general and administrative expenses also remained fairly constant at $1.0 million in the 2006 period and $0.9 million in the 2005 period, an increase of $0.1 million. The 2006 corporate expenses reflect increased administrative costs subsequent to the Acquisition.

Interest Income

Interest income was $0.6 million in the 2006 period as compared to $0.8 million in the 2005 period. The decrease in interest income reflects lower average cash and cash equivalents balances in the 2006 period, offset in part due to higher interest rates in the 2006 period as compared to the 2005 period. The lower average cash balances in the 2006 period were primarily the result of cash and cash equivalents used for the Acquisition in December 2005.

Interest Expense

Interest expense was $16.7 million in the 2006 period, as compared to $0.1 million in the 2005 period. The increase was due to interest on the long-term debt incurred in connection with the Acquisition in December 2005. The Company did not have any debt outstanding during the three months ended June 30, 2005.

Provision for Income Taxes

The provision for income taxes was $6.1 million in the 2006 period as compared to $3.7 million in the 2005 period. The increase of $2.4 million in the 2006 period was primarily due to the increase in income before taxes as a result of the Acquisition, as well as $0.9 million of reserves for state taxes recorded in the second quarter of 2006. The provision for income taxes as a percentage of income was 43.3% in the 2006 period and 38.1% in the 2005 period.

M & F Worldwide Corp. and Subsidiaries

Consolidated Operating Results

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Revenues

$in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Consolidated Net Revenues:
Licorice Products Segment	$50.3	$49.4
Financial Institution Segment	268.5	—
Direct to Consumer Segment	50.6	—
Total	$369.4	$49.4

Net revenues increased by $320.0 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition which occurred in December 2005 and accounted for $319.1 million of the increase.

Net revenues from the Licorice Products segment increased by $0.9 million, or 1.8% to $50.3 million in the 2006 period from $49.4 million in the 2005 period. This increase was due to an increase in revenues from the worldwide tobacco industry of $0.7 million and increased revenues from Magnasweet and licorice derivatives of $0.5 million, partially offset by a decline in revenues from the worldwide confectionary industry of $0.3 million. Net revenues from tobacco customers increased primarily due to purchases of premium value products. Magnasweet sales increased primarily due to higher shipment volumes. Revenues from confectionary customers declined primarily due to lower shipment volumes in the 2006 period versus the 2005 period. Revenues for the Financial Institution and Direct to Consumer segments included in 2006 period were $268.5 million and $50.6 million, respectively.

Cost of Revenues

$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Consolidated Cost of Revenues:
Licorice Products Segment	$24.8	$23.9
Financial Institution Segment	166.6	—
Direct to Consumer Segment	30.8	—
Total	$222.2	$23.9

Cost of revenues increased by $198.3 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition which occurred in December 2005 and accounted for $197.4 million of the increase.

Cost of revenues for the Licorice Products segment was $24.8 million in the 2006 period and $23.9 million in the 2005 period, an increase of $0.9 million. The increase in cost of revenues for the Licorice Products segment was due to the increase in revenues, substantially higher energy costs and increased other manufacturing costs, especially raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 49.3% in the 2006 period as compared to 48.4% in the 2005 period.

Cost of revenues in the 2006 period for the Financial Institution and Direct to Consumer segments were $166.6 million and $30.8 million, respectively. Cost of revenues as a percentage of revenues for the Financial Institution and Direct to Consumer segments were 62.0% and 60.9%,

M & F Worldwide Corp. and Subsidiaries

respectively. Cost of revenues for these segments in the 2006 period includes $1.3 million for a fair value adjustment to inventory recorded in the purchase accounting for the Company’s acquisition of Clarke American which will not reoccur.

Selling, General and Administrative Expenses

$in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Consolidated Selling, General and Administrative Expenses:
Licorice Products Segment	$6.1	$6.1
Financial Institution Segment	60.9	—
Direct to Consumer Segment	14.7	—
Corporate	2.1	1.8
Total	$83.8	$7.9

Selling, general and administrative expenses increased by $75.9 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition which occurred in December 2005 and accounted for $75.6 million of the increase.

Selling, general and administrative expenses for the Licorice Products segment were $6.1 million in both the 2006 and 2005 periods. Selling, general and administrative expenses for the Financial Institution and Direct to Consumer segments included in the 2006 period were $60.9 million and $14.7 million, respectively. Corporate selling, general and administrative expenses were $2.1 million in the 2006 period and $1.8 million in the 2005 period. The 2006 corporate expenses reflect increased administrative costs subsequent to the Acquisition.

Interest Income

Interest income was $1.1 million in the 2006 period as compared to $1.4 million in the 2005 period. The decrease in interest income reflects lower average cash and cash equivalents balances in the 2006 period, offset in part due to higher interest rates in the 2006 period as compared to the 2005 period. The lower average cash balances in the 2006 period were primarily the result of cash and cash equivalents used for the Acquisition in December 2005.

Interest Expense

Interest expense was $33.4 million in the 2006 period, as compared to $0.1 million in the 2005 period. The increase was due to interest on the long-term debt incurred in connection with the Acquisition in December 2005. The Company did not have any debt outstanding during the six months ended June 30, 2005.

Other Income (Expense), net

Other income (expense), net was $0.9 million in the 2005 period, which resulted mainly from the resolution of a claim against a former shareholder of the Company.

Provision for Income Taxes

The provision for income taxes was $12.7 million in the 2006 period as compared to $7.5 million in the 2005 period. The increase of $5.2 million in the 2006 period was primarily due to the increase in income before taxes as a result of the Acquisition, as well as $0.9 million of reserves for state taxes recorded in the second quarter of 2006. The provision for income taxes as a percentage of income was 40.8% in the 2006 period and 37.9% in the 2005 period.

M & F Worldwide Corp. and Subsidiaries

Liquidity and Capital Resources

The Company’s net cash provided by operating activities during the first six months of 2006 was $57.7 million compared to $17.1 million in the first six months of 2005. The increase in net cash provided by operating activities of $40.6 million was primarily related to increased income and recording of higher depreciation and amortization expense as a result of the Acquisition, which did not affect cash flows, as well as changes in working capital.

The Company’s net cash used in investing activities was $8.5 million for the six months ended June 30, 2006 and $0.7 million for the six months ended June 30, 2005. Primary investing activities in both periods were for capital expenditures and the increase is primarily due to Clarke American’s capital expenditures.

The Company’s net cash used in financing activities was $32.7 million in the six month period ended June 30, 2006, while none of the net cash was used in financing activities in the six month period ended June 30, 2005. The 2006 activity relates to scheduled debt repayments, optional debt prepayments, change in cash overdraft balances at Clarke American, offset in part by borrowings on Clarke American’s revolving credit facility.

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

Forward-Looking Statements

This quarterly report on Form 10-Q for the six months ended June 30, 2006, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s Securities and Exchange Commission filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	Clarke American’s and Mafco Worldwide’s substantial indebtedness;

•	covenant restrictions under Clarke American’s and Mafco Worldwide’s indebtedness that may limit the Company’s and their ability to operate their respective businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Clarke American and Mafco Worldwide;

M & F Worldwide Corp. and Subsidiaries

•	increases in interest rates;

•	the maturity of the principal industry in which Clarke American operates and trends in the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions and other adverse changes among the large clients on which Clarke American depends, resulting in decreased revenues;

•	intense competition in all areas of the Company’s businesses;

•	interruptions or adverse changes in the Company’s supplier relationships;

•	increased production and delivery costs applicable to the Company;

•	fluctuations in the costs of the Company’s raw materials;

•	the Company’s ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce the Company’s competitive advantage over some of its competitors;

•	Clarke American’s ability to protect customer data from security breaches;

•	changes in legislation relating to consumer privacy protection which could harm Clarke American’s business;

•	contracts with Clarke American clients relating to consumer privacy protection which could restrict its business;

•	the Company’s ability to protect its intellectual property rights;

•	the Company’s reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm Clarke American’s businesses and reputation;

•	the Company’s ability to successfully manage future acquisitions;

•	sales and other taxes which could have adverse effects on the Company’s businesses;

•	environmental risks;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax, Acquisition-related and other matters for which the Company is entitled to indemnification;

•	any inability to obtain indemnification for any significant group of asbestos-related claims pending against the Company;

•	lower than expected cash flow from operations;

M & F Worldwide Corp. and Subsidiaries

•	unfavorable foreign currency fluctuations;

•	the loss of one of the Company’s significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

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

At June 30, 2006, Mafco Worldwide had $94.5 million of term loans outstanding under the Mafco Worldwide credit agreement and $1.7 million outstanding under the Mafco Worldwide revolving credit facility, including letters of credit. At June 30, 2006, Clarke American had $432.5 million of term loans outstanding under the Clarke American credit agreement and $5.5 million of letters of credit outstanding under the Clarke American revolving credit facility. All of these outstanding loans bear interest at variable rates. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding as of June 30, 2006 would have resulted in an increase or decrease in its interest expense for the six months ended June 30, 2006 of approximately $1.3 million.

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2006.

Item 4.	Controls and Procedures

(a)    Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

M & F Worldwide Corp. and Subsidiaries

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There was no material development in legal proceedings during the six months ended June 30, 2006.

Item 1A.    Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Annual Report for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

There was no event of default upon senior securities during the six months ended June 30, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on May 18, 2006.

(b)	Item not required to be presented.

(c)	At the Annual Meeting of Stockholders, the following matters were voted upon: (i) the election of three persons to the Board of Directors of the Company and the ratification of the selection of Ernst & Young LLP, (ii) the approval of certain bonus arrangements for Charles T. Dawson for purposes of allowing such compensation to be deductible under 162(m) of the Internal Revenue Code of 1986 and (iii) the approval of a new Long Term Incentive Plan for the Company for purposes of allowing such compensation to be deductible under Section 162(m) of the Internal Revenue Code of 1986. The results of the voting on matters presented at the Company's Annual Meeting of Stockholders were as follows:

Description Election of Directors:	Votes For	Votes Withheld
Rosanne F. Coppola	15,888,859	858,705
Howard Gittis	14,321,151	2,426,413
Paul M. Meister	15,768,258	979,306

There were no abstentions or broker non-votes on the election of the Directors.

Description	Votes For	Votes Against	Abstentions	Broker Non-Votes
APPROVAL OF BONUS ARRANGEMENTS FOR CHARLES T. DAWSON FOR 162 (M) PURPOSES:	11,662,289	301,632	2,756	4,737,793
APPROVAL OF LONG TERM INCENTIVE PLAN FOR 162 (M) PURPOSES:	11,578,588	385,392	2,697	4,737,793

Item 5.    Other Information

No additional information need be presented.

Item 6.    Exhibits

10.1	M & F Worldwide Corp. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).

10.2	M & F Worldwide Corp. 2005 Long Term Incentive Plan — Form of Award Agreement for Participating Executives of Clarke American Corp. (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).

10.3	Amended and Restated Management Services Agreement, dated as of May 24, 2006, by and between MacAndrews & Forbes Inc. and M & F Worldwide Corp.

31.1	Certification of Howard Gittis, Chief Executive Officer, dated August 4, 2006.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 4, 2006.

32.1	Certification of Howard Gittis, Chief Executive Officer, dated August 4, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 4, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

M & F Worldwide Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: August 4, 2006	By:	/s/ Paul G. Savas
Paul G. Savas Executive Vice President, Chief Financial Officer and Principal Financial Officer
Date: August 4, 2006	By:	/s/ Alison M. Horowitz
Alison M. Horowitz Principal Accounting Officer