Form 10-Q
period 2006-09-30
M & F WORLDWIDE CORP
filed 2006-11-07
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes     No

As of September 30, 2006, there were 20,233,370 shares of the registrant’s Common Stock outstanding, of which 7,298,000 were held by Mafco Consolidated Group Inc., a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.

 INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Nine Months Ended September 30, 2006

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$85.7	$52.4
Accounts receivable (net of allowances of $0.1 and $0.1)	38.2	32.5
Inventories	71.8	68.1
Prepaid expenses and other current assets	26.1	27.9
Total current assets	221.8	180.9
Property, plant and equipment, net	109.1	118.4
Goodwill	385.9	388.5
Other intangible assets, net	668.3	686.8
Pension asset	17.4	16.5
Other assets	62.0	71.0
Total assets	$1,464.5	$1,462.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29.4	$37.1
Accrued liabilities	60.0	48.8
Current maturities of long-term debt	52.4	17.6
Total current liabilities	141.8	103.5
Long-term debt	647.1	715.6
Deferred tax liabilities	255.3	264.7
Other liabilities	17.8	16.9
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $.01; 250,000,000 shares authorized; 22,775,270 shares issued at September 30, 2006 and 21,881,170 shares issued at December 31, 2005	0.2	0.2
Additional paid-in capital	50.5	41.5
Treasury stock at cost; 2,541,900 shares at September 30, 2006 and December 31, 2005	(14.8)	(14.8)
Retained earnings	367.1	337.5
Accumulated other comprehensive loss	(0.5)	(3.0)
Total stockholders' equity	402.5	361.4
Total liabilities and stockholders' equity	$1,464.5	$1,462.1

See Notes to Consolidated Financial Statements.

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$178.0	$24.6	$547.4	$74.0
Cost of revenues	109.4	13.0	331.6	36.9
Gross profit	68.6	11.6	215.8	37.1
Selling, general and administrative expenses	40.2	3.9	124.0	11.8
Operating income	28.4	7.7	91.8	25.3
Interest income	0.7	0.9	1.8	2.3
Interest expense	(17.2)	—	(50.6)	(0.1)
Other income (expense), net	—	—	—	0.9
Income before income taxes	11.9	8.6	43.0	28.4
Provision for income taxes	(0.7)	(2.6)	(13.4)	(10.1)
Net income	$11.2	$6.0	$29.6	$18.3
Earnings per common share:
Basic	$0.56	$0.32	$1.50	$0.96
Diluted	$0.55	$0.31	$1.46	$0.93

See Notes to Consolidated Financial Statements.

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$29.6	$18.3
Adjustments to derive net cash provided by operating activities:
Depreciation and amortization	43.8	2.2
Deferred income taxes	(11.4)	9.0
Changes in operating assets and liabilities:
Accounts receivable	(5.0)	(3.2)
Inventories	(3.0)	3.5
Prepaid expenses and other assets	13.9	(0.5)
Pension asset	(0.9)	(0.8)
Accounts payable and accrued expenses	13.0	(1.1)
Income taxes	4.3	0.7
Other, net	0.6	1.3
Net cash provided by operating activities	84.9	29.4
Investing activities
Investment in marketable securities	—	(114.1)
Sales of marketable securities	—	30.0
Capital expenditures	(11.2)	(1.0)
Capitalized interest	(0.7)	—
Net cash used in investing activities	(11.9)	(85.1)
Financing activities
Cash overdrafts	(13.2)	—
Proceeds from stock options exercised and related tax benefits	9.0	0.2
Borrowings on credit agreements	3.3	—
Repayments of credit agreements and other borrowings	(39.0)	—
Net cash (used in) provided by financing activities	(39.9)	0.2
Effect of exchange rate changes on cash	0.2	(0.1)
Net increase (decrease) in cash and cash equivalents	33.3	(55.6)
Cash and cash equivalents at beginning of period	52.4	103.6
Cash and cash equivalents at end of period	$85.7	$48.0
Supplemental disclosure of cash paid for:
Interest	$44.8	$0.1
Taxes paid, net of refunds	17.0	1.3

See Notes to Consolidated Financial Statements.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

1.	Description of the Business and Basis of Presentation

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiary, Mafco Worldwide Corporation (‘‘Mafco Worldwide’’) and, since December 15, 2005, Clarke American Corp. (‘‘Clarke American’’). At September 30, 2006, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiary Mafco Consolidated Group Inc. (‘‘MCG’’), beneficially owned approximately 36% of the outstanding M & F Worldwide Common Stock.

As a result of the acquisition of Clarke American, the Company has two business lines, which are operated by Mafco Worldwide and Clarke American. Mafco Worldwide’s business is the production of licorice products for sale to the tobacco, food, pharmaceutical and confectionery industries (which is the Company’s ‘‘Licorice Products’’ segment). Clarke American’s business is providing checks, check-related products and direct marketing services. Clarke American’s business consists of two segments: the Financial Institution segment, which is focused on financial institution clients and their customers (the Company’s ‘‘Financial Institution’’ segment), and the Direct to Consumer segment, which is focused on individual customers (the Company’s ‘‘Direct to Consumer’’ segment).

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

Clarke American’s two main business segments are the Financial Institution segment, generating 84% of its revenues for the nine months ended September 30, 2006, and the Direct to Consumer segment, generating 16% of its revenues for the nine months ended September 30, 2006. The Financial Institution segment’s products primarily consist of checks and check-related products, such as deposit tickets, checkbook covers, and related delivery services, and it also offers specialized direct marketing services to its financial institution clients. The Direct to Consumer segment’s products primarily consist of checks and check related products, customized business kits, and treasury management supplies.

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

As of September 30, 2006, the Company recorded an asset of $0.1 related to its cash flow hedges (see Notes 7 and 10). During the three months ended September 30, 2006, the Company recorded a reduction in values of the cash flow hedges in other comprehensive income of $1.4 (net of a reduction in taxes of $0.9). During the nine months ended September 30, 2006, the net change in the values of the cash flow hedges was nominal. The Company was not a party to any derivative instruments during 2005.

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R), ‘‘Share-Based Payment,’’ (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, and supersedes APB Opinion No. 25 on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company utilized the modified prospective method of adoption. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R). Adoption of SFAS No. 123(R) did not impact the Company’s statements of operations since all outstanding options were fully vested as of January 1, 2006. SFAS No. 123(R) also requires that excess tax benefits related to share-based

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

payments be presented in the statements of cash flows as financing cash inflow, with corresponding operating cash outflow. There were no stock options granted by the Company during the nine months ended September 30, 2006 and 2005.

In addition, during 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ to stock-based employee compensation it would not have had a material effect on net income and earnings per share for the three and nine months ended September 30, 2005.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the anticipated impact of FIN 48 on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement’’ (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the anticipated impact of SFAS No. 157 on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)’’ (‘‘SFAS No. 158’’).  SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The Company is currently evaluating the anticipated impact of SFAS No. 158 on its consolidated results of operations and financial position.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

In June 2006, the FASB ratified EITF Issue No. 06-3, ‘‘How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (‘‘EITF 06-3’’). EITF 06-3 is applicable for any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires companies to disclose whether they present such taxes on a gross basis (included in revenues and costs) or a net basis. In addition, for any such taxes that are reported on a gross basis, companies are required to disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company will include the required disclosures in its interim and annual financial statements beginning with the first quarter of 2007.

3.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

4.	Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw Materials	$43.8	$41.8
Finished Goods	22.5	19.5
Work-in-progress	5.5	6.8
	$71.8	$68.1

5.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the nine months ended September 30, 2006 is as follows:

Balance as of December 31, 2005	$388.5
Adjustments to Clarke American goodwill	(3.5)
Effect of exchange rate changes	0.9
Balance as of September 30, 2006	$385.9

The decrease in Clarke American goodwill resulted from adjustments to the intangible asset valuation and deferred tax liabilities.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Amortized intangible assets:
Customer relationships	10-30	$483.4	$480.6	$21.2	$1.2
Trademarks and tradenames	15	11.5	11.5	0.5	—
Covenants not to compete	1	0.4	0.4	0.3	—
Software and other	2-3	2.0	2.0	0.7	0.1
		497.3	494.5	22.7	1.3
Indefinite lived intangible assets:
Product formulations		109.6	109.5	—	—
Trademarks and tradenames		84.1	84.1	—	—
Total other intangible assets		$691.0	$688.1	$22.7	$1.3

The customer relationships and amortizable trademarks and tradenames are being amortized using the cash flow method over their estimated useful lives. All other amortized intangible assets are being amortized ratably over their estimated useful lives. The weighted average amortization period for the amortized intangible assets is 25 years as of September 30, 2006. Except for the product formulations, all other intangible assets were recorded in connection with the Company’s acquisition of Clarke American. The purchase price allocation for Clarke American will be finalized in the fourth quarter of 2006.

Amortization expense was $7.2 and $21.4 for the three and nine months ended September 30, 2006, respectively. There was no amortization expense for intangible assets for the three and nine months ended September 30, 2005.

Estimated annual aggregate amortization expense through December 31, 2010 is as follows:

Three months ending December 31, 2006	$7.2
Year ending December 31, 2007	28.8
Year ending December 31, 2008	27.9
Year ending December 31, 2009	26.6
Year ending December 31, 2010	25.6

6.	Business Segment Information

The Company has three reportable segments. Management measures and evaluates the reportable segments based on operating income. The segments and their principal activities consist of the following:

•	Licorice Products segment – Produces licorice products used primarily by the tobacco and food industries. This segment operates in Camden, New Jersey; Richmond, Virginia and Gardanne, France, as well through its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China.

•	Financial Institution segment – Provides checks, check-related products and services, and direct marketing services to financial institutions and to the account holders of such financial institutions. Clarke American serves this segment through its Clarke American and Alcott Routon brands. This segment operates in the United States.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

•	Direct to Consumer segment – Provides checks, check-related products and services, customized business kits, and treasury management supplies directly to consumers and businesses through its Checks in The Mail and B2Direct brands. This segment operates in the United States.

Selected summarized financial information for the three month periods ended September 30, 2006 and 2005 was as follows:

	Licorice Products	Financial Institution	Direct to Consumer	Corporate	Total
Net revenues:
Three months ended September 30, 2006	$22.7	$130.6	$24.7	$—	$178.0
Three months ended September 30, 2005	24.6	—	—	—	24.6
Intersegment revenues:
Three months ended September 30, 2006	$—	$1.7	$—	$—	$1.7
Three months ended September 30, 2005	—	—	—	—	—
Operating income:
Three months ended September 30, 2006	$7.3	$20.0	$2.5	$(1.4)	$28.4
Three months ended September 30, 2005	8.6	—	—	(0.9)	7.7
Depreciation and amortization:
Three months ended September 30, 2006	$0.7	$11.4	$2.1	$—	$14.2
Three months ended September 30, 2005	0.7	—	—	—	0.7
Capital expenditures (excluding capital leases):
Three months ended September 30, 2006	$0.2	$3.2	$0.3	$—	$3.7
Three months ended September 30, 2005	0.3	—	—	—	0.3

Selected summarized financial information for the nine month periods ended September 30, 2006 and 2005 was as follows:

	Licorice Products	Financial Institution	Direct to Consumer	Corporate	Total
Net revenues:
Nine months ended September 30, 2006	$73.0	$399.1	$75.3	$—	$547.4
Nine months ended September 30, 2005	74.0	—	—	—	74.0
Intersegment revenues:
Nine months ended September 30, 2006	$—	$5.0	$—	$—	$5.0
Nine months ended September 30, 2005	—	—	—	—	—
Operating income:
Nine months ended September 30, 2006	$26.7	$61.0	$7.6	$(3.5)	$91.8
Nine months ended September 30, 2005	28.0	—	—	(2.7)	25.3
Depreciation and amortization:
Nine months ended September 30, 2006	$3.1	$34.5	$6.2	—	$43.8
Nine months ended September 30, 2005	2.2	—	—	—	2.2
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2006	$0.7	$9.6	$0.9	$—	$11.2
Nine months ended September 30, 2005	1.0	—	—	—	1.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Segments’ total assets were as follows:

	Licorice Products	Financial Institution	Direct to Consumer	Corporate	Total
At September 30, 2006	$276.9	$1,012.6	$120.4	$54.6	$1,464.5
At December 31, 2005	271.9	1,032.7	117.2	40.3	1,462.1

7.	Comprehensive Income

Other comprehensive income for the Company includes foreign currency translation adjustments and changes in the fair value of cash flow hedging instruments. Total comprehensive income for the three and nine month periods ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$11.2	$6.0	$29.6	$18.3
Other comprehensive income:
Foreign exchange translation adjustments	0.5	(0.2)	2.4	(4.3)
Changes in fair value of cash flow hedging instruments, net of taxes of $0.9, $0.0, $0.0 and $0.0	(1.4)	—	0.1	—
Comprehensive income	$10.3	$5.8	$32.1	$14.0

8.	Net Income Per Share

The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	20.1	19.1	19.7	19.1
Diluted weighted average common shares outstanding	20.6	19.8	20.3	19.8

Common equivalent shares consisting of outstanding stock options are included in the 2006 and 2005 diluted income per share calculations.

9.	Pension Plans

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Net periodic pension income for the Company’s funded plans is due to the overfunded status of the plans and consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost – benefits earned during the period	$0.1	$0.1	$0.3	$0.2
Interest cost on projected benefit obligations	0.2	0.1	0.6	0.3
Expected return on plan assets	(0.4)	(0.4)	(1.4)	(1.2)
Amortization of prior service cost and net loss	—	—	0.2	0.1
Net pension income	$(0.1)	$(0.2)	$(0.3)	$(0.6)

The Company’s contributions to its pension plans, which are based on current legal requirements, were $0.4 and $0.5 for the three and nine months ended September 30, 2006. The Company’s contributions to its pension plans, which are based on current legal requirements, were minimal for the three and nine months ended September 30, 2005.

10.    Long-Term Debt

	September 30, 2006	December 31, 2005
Clarke American $480.0 Senior Secured Credit Facilities, net of unamortized discount	$426.9	$445.1
Mafco Worldwide $125.0 Senior Secured Credit Facilities	91.7	107.0
Clarke American 11¾% Senior Notes	175.0	175.0
Capital lease obligations and other long-term debt	5.9	6.1
	699.5	733.2
Less: current maturities	(52.4)	(17.6)
Long-term debt, net of current maturities	$647.1	$715.6

Clarke American $480.0 Senior Secured Credit Facility

Concurrent with the completion of the acquisition of Clarke American by the Company on December 15, 2005 (the ‘‘Acquisition’’), Clarke American, as borrower, entered into senior secured credit facilities which provided for a revolving credit facility in an amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011. Portions of the revolving credit facility are available for the issuance of letters of credit and swing line loans. The senior secured credit facility has a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.50% and 3.25%, respectively. The weighted average interest rate on the term loan was 8.65% at September 30, 2006. All obligations under Clarke American’s credit facilities are guaranteed by Clarke American’s direct parent and also by each of Clarke American’s direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. Clarke American’s credit facilities are secured by a perfected first priority security interest in substantially all of Clarke American’s and the guarantors’ assets, other than any future voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. Clarke American currently does not have any foreign subsidiaries.

Clarke American’s term loan facility has an aggregate principal amount at maturity of $440.0. Clarke American received $437.8 of proceeds from its issuance, net of original discount of 0.5%. The

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

original discount is being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method. Clarke American’s term loan facility is required to be repaid in quarterly installments that commenced on March 31, 2006 in annual amounts of: $15.0 in 2006, $20.0 in 2007, $30.0 in 2008, $35.0 in 2009, $40.0 in 2010 and $300.0 in 2011. Clarke American’s term loan facility requires that a portion of Clarke American’s excess cash flow be applied to prepay amounts borrowed thereunder, beginning in 2007 with respect to 2006. The amount of the estimated excess cash flow payment, with respect to 2006, included in current maturities was approximately $30.4 at September 30, 2006. The balance of the term loan facility is due in 2011.

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

As of September 30, 2006, $428.8 principal amount at maturity was outstanding under Clarke American’s term loan facility, and $1.9 of the original discount remained unamortized. As of September 30, 2006, no amounts were drawn under Clarke American’s $40.0 revolving credit facility, and Clarke American had $34.6 available for borrowing (giving effect to the issuance of $5.4 of letters of credit).

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

Mafco Worldwide $125.0 Senior Secured Credit Facility

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facility with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents. The Mafco Worldwide credit facility replaced Mafco Worldwide’s previously existing senior secured credit facility. The Mafco Worldwide credit facility consists of a $110.0 term loan which was drawn on December 8, 2005 and matures in six years and a five year $15.0 revolving credit facility. The indebtedness under the Mafco Worldwide credit facility is guaranteed by Mafco Worldwide's domestic subsidiaries and its direct parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide's obligations under the Mafco Worldwide credit facility and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide's and the Mafco

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Worldwide Guarantors' assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide's option, at either an adjusted Eurodollar rate plus an applicable margin of 2.00% in the case of revolving loans or 2.25% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.00% in the case of revolving loans or 1.25% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facility was 7.39% at September 30, 2006.

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

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3 that commenced on March 31, 2006. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Mafco Worldwide credit agreement). The amount of the estimated excess cash flow payment, with respect to 2006, included in current maturities was approximately $0.8 at September 30, 2006. As of September 30, 2006, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $13.3 available for borrowing (giving effect to the issuance of $1.7 of letters of credit). Mafco Worldwide made repayments totaling $15.3 on its term loan during the nine months ended September 30, 2006, which included mandatory repayments of $0.8.

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

Clarke American 11¾% Senior Notes

Concurrent with the completion of the Acquisition, Clarke American issued $175 principal amount of 11¾% Senior Notes (the ‘‘Senior Notes’’). The Senior Notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year commencing on June 15, 2006. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on Clarke American’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and leaseback transactions, merge or consolidate and transfer or sell assets. The Senior Notes are unsecured and are effectively subordinated to all of Clarke American’s existing and future secured indebtedness. Clarke American must offer to repurchase all of the outstanding Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Clarke American must also offer to repurchase the Senior

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Notes with the proceeds from certain sales of assets, if Clarke American does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

In accordance with the registration rights agreement that Clarke American executed in connection with the issuance of the Senior Notes, Clarke American filed a registration statement on April 12, 2006 with respect to an exchange offer for publicly registered notes with equivalent terms, which was declared effective by the Securities and Exchange Commission (the ‘‘SEC’’) on May 1, 2006. Clarke American launched an exchange offer on May 2, 2006 and closed the offer on May 31, 2006 with all $175.0 of the principal amount of Senior Notes being exchanged.

Other Indebtedness

Clarke American had $4.9 outstanding under an information technology capital lease obligation at September 30, 2006. The obligation has an imputed interest rate of 6.0% and has required payments including interest of $0.4 for the three months ending December 31, 2006, $1.6 in 2007, $1.6 in 2008, $1.6 in 2009 and $0.3 in 2010. Clarke American had $1.0 outstanding under an information technology financing obligation at September 30, 2006. Related to this obligation, Clarke American recorded $0.6 of non-cash capital expenditures for the nine months ended September 30, 2006. No expenditures were recorded for the three months ended September 30, 2006.

Other

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.9 million Euros (approximately $3.7 at September 30, 2006) for working capital purposes. The subsidiary had no borrowings at September 30, 2006.

11.	Transactions with Affiliates

Amended and Restated Management Services Agreement

On May 24, 2006, the Company and MacAndrews & Forbes Inc., a wholly owned subsidiary of Holdings, entered into an amended and restated management services agreement (the ‘‘Management Services Agreement’’) to reflect the increased scope of the management services provided by MacAndrews & Forbes Inc. to the Company and the increased size of the Company. Under the Management Services Agreement, MacAndrews & Forbes Inc. will provide the services of the Company's Chief Executive Officer, Chief Financial Officer and General Counsel, as well as additional advisory, transactional, legal, risk management, tax and accounting services, and the Company will pay to MacAndrews & Forbes Inc. a quarterly fee of $1.25, beginning with the third quarter of 2006. On June 30, 2006, the Company paid to MacAndrews & Forbes Inc. $0.75 payable under the prior management services agreement with respect to the six months ended June 30, 2006. On September 30, 2006, the Company paid to MacAndrews & Forbes Inc. $1.25 payable under the Management Services Agreement with respect to the three months ended September 30, 2006.

The Management Services Agreement will terminate on December 31, 2008, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes Inc. or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company. The Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes Inc. and its affiliates and personnel.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Joint Venture Transactions

Mafco Worldwide has a 50% ownership in a joint venture to manufacture licorice derivatives in Zhangjiagang, Jiangsu, People’s Republic of China. The joint venture purchases licorice materials from Mafco Worldwide, as well as from third party suppliers. Net revenues on the accompanying consolidated statements of income include sales to the joint venture of $1.7 and $0.4 during the nine months ended September 30, 2006 and 2005, respectively.

The joint venture manufactures licorice derivatives which are sold to third party customers and to Mafco Worldwide. Mafco Worldwide uses these derivatives to manufacture certain finished goods. Mafco Worldwide purchased $6.4 and $0.4 of licorice derivatives from the joint venture during the nine months ended September 30, 2006 and 2005, respectively.

The Company accounts for this investment under the equity method and its share of earnings were $0.3 and $0.2 for the nine months ended September 30, 2006 and 2005, respectively. The investment in the joint venture was approximately $6.3 and $6.1 at September 30, 2006 and December 31, 2005, respectively, and is included in other assets in the accompanying consolidated balance sheets. The accompanying consolidated financial statements do not include any profit in inventory for goods purchased from the joint venture or profit related to sales of licorice materials to the joint venture.

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

Prior to 1988, a former subsidiary of the Company manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc., formerly known as

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

Whitman Corporation (the ‘‘Original Indemnitor’’), has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division, a subsidiary (the ‘‘Second Indemnitor’’) of Cooper Industries, Inc. (the ‘‘Indemnity Guarantor’’) assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor's indemnity obligation is guaranteed by the Indemnity Guarantor. Since the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor has been fulfilling the Second Indemnitor’s indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor.

In July 2006, the Company entered into a non-binding term sheet with the Second Indemnitor, the Indemnity Guarantor and others that outlined a settlement of claims against the Second Indemnitor relating to its indemnity as part of the bankruptcy reorganization of the Second Indemnitor. If the transactions outlined in the term sheet were to be reflected in binding agreements and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust to be created in connection with the Second Indemnitor’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 to the trust, and the Indemnity Guarantor would pay $246.0 to the trust and issue a 25-year note to the trust for the payment of $500.0, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Second Indemnitor’s indemnity, and (iv) a court-ordered injunction would bar the assertion of any claim arising out of the asbestos-related claims subject to the Second Indemnitor’s indemnity from being asserted against the Company, the Second Indemnitor or the Indemnity Guarantor (items (a)(i) through (a)(iv) collectively, the ‘‘Plan A Settlement’’) or (b) under certain conditions set forth in the term sheet relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 from the Second Indemnitor’s bankruptcy estate, (ii) the Second Indemnitor would be relieved of its indemnification obligation, and (iii) the Indemnity Guarantor would continue to honor its guaranty obligation and receive $138.0 from the Second Indemnitor’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the ‘‘Plan B Settlement’’). In furtherance of the proposed settlement, the Company executed an agreement in September 2006 with the Second Indemnitor, the Indemnity Guarantor and others implementing the Plan B Settlement. The Plan B Settlement agreement is contingent upon bankruptcy court approval, which the Second Indemnitor has requested. The parties to the term sheet continue to negotiate binding agreements to implement the Plan A Settlement, although no assurance can be given regarding the outcome of those negotiations or whether the Plan A Settlement can or will be consummated.

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of September 30, 2006, the Company incurred or expected to incur approximately $1.0 of unindemnified costs, as to which it either has received or expects to receive approximately $0.7 in insurance reimbursements. Management does not expect its unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but Pneumo Abex is unable to forecast either

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Clarke American had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. Honeywell International Inc. (‘‘Honeywell’’), from which the Company acquired Clarke American, has undertaken, in the Stock Purchase Agreement executed in connection with the Acquisition, to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M& F Worldwide and its affiliates, including Clarke American and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 15, 2005, Honeywell had posted a letter of credit for the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment based on the agreement of the parties, and was reduced to $27.0 by September 30, 2006. Since the Company believes it is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in its financial statements.

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

M & F Worldwide Corp. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2006 and September 30, 2005 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview of the Business

The Company has two business lines, which are operated by Mafco Worldwide and Clarke American. Mafco Worldwide’s business is the production of licorice products for sale to the tobacco, food, pharmaceutical and confectionery industries (which is the Company’s ‘‘Licorice Products’’ segment). Clarke American’s business is providing checks, check-related products and services, and direct marketing services. Clarke American’s business consists of two segments: the Financial Institution segment, which is focused on financial institution clients and their customers (the Company’s ‘‘Financial Institution’’ segment), and the Direct to Consumer segment, which is focused on individual customers (the Company’s ‘‘Direct to Consumer’’ segment).

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

Over the last several years, the rate of consumption of tobacco products has declined in the United States and in several other developed international markets for American blend cigarettes. Mafco Worldwide has experienced unit sales declines to both the domestic and international tobacco industry during this time.

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

The Clarke American Acquisition

On October 31, 2005, M & F Worldwide and Honeywell entered into a stock purchase agreement in which M & F Worldwide agreed to purchase 100% of the capital stock of Novar USA Inc.

M & F Worldwide Corp. and Subsidiaries

(‘‘Novar’’), a wholly owned subsidiary of Honeywell and the indirect parent of the business of Clarke American, for a cash purchase price of $800.0 million. In connection with this acquisition, referred to as the ‘‘Acquisition,’’ M & F Worldwide formed CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide.

Prior to the Acquisition, the business of Clarke American was owned by Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. In connection with the Acquisition, Novar and its subsidiaries completed a series of merger transactions to eliminate certain intermediate holding companies. Concurrent with the Acquisition, Novar and CA Investment Corp. completed a series of merger transactions, with CA Investment Corp. as the surviving entity. On December 15, 2005, CA Investment Corp. purchased 100% of the capital stock of Novar and was renamed ‘‘Clarke American Corp.’’

In order to fund the Acquisition as well as approximately $22.5 million of expenses for the Acquisition and the related financings, the following transactions occurred:

•	Mafco Worldwide borrowed $110.0 million under a new senior secured term loan;

•	M & F Worldwide used $95.3 million of cash and cash equivalents and proceeds from the sale of marketable securities;

•	Clarke American entered into a term loan facility with an aggregate principal amount at maturity of $440.0 million for proceeds of $437.8 million;

•	Clarke American borrowed $4.2 million under its revolving credit facility; and

•	Clarke American issued $175.0 million of 11.75% Senior Notes due 2013.

As a result of the higher leverage, the Company’s interest expense is significantly higher in periods after the completion of the Acquisition than in prior periods.

The Acquisition has been accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, which resulted in valuations for Clarke American’s consolidated assets and liabilities based on fair values as of the date of the Acquisition. These valuations are still preliminary and will be finalized during the fourth quarter of 2006. The allocation of the purchase price in the Acquisition results in higher depreciation and amortization expense in the periods following the Acquisition compared to prior periods.

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

Clarke American’s two business segments are the Financial Institution segment (84% of its revenues for the nine months ended September 30, 2006) and the Direct to Consumer segment (16%

M & F Worldwide Corp. and Subsidiaries

of its revenues for the nine months ended September 30, 2006). Customers ordering through the Financial Institution segment order checks from Clarke American’s financial institution clients, and Clarke American manages that check order process on their behalf. The Direct to Consumer segment serves customers who prefer to order checks directly from a check provider.

This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Critical Accounting Policies as disclosed under Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes to these accounting policies during the nine months ended September 30, 2006, except as listed below.

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

Consolidated Operating Results

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Revenues

$in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Consolidated Net Revenues:
Licorice Products Segment	$22.7	$24.6
Financial Institution Segment	130.6	—
Direct to Consumer Segment	24.7	—
Total	$178.0	$24.6

M & F Worldwide Corp. and Subsidiaries

Net revenues increased by $153.4 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition, which occurred in December 2005 and accounted for an increase of $155.3 million.

Net revenues from the Licorice Products segment decreased by $1.9 million, or 7.7%, to $22.7 million in the 2006 period from $24.6 million in the 2005 period. This was primarily due to a decrease in revenues from the worldwide tobacco markets for both licorice and non-licorice products of $2.6 million as a result of lower shipment volumes due to timing of orders, a decrease in cigarette consumption in certain markets (in particular Western Europe), and a changing mix of products sold to the worldwide tobacco industry. Magnasweet and licorice derivative sales increased $0.3 million on higher shipment volumes. Sales of licorice products to confectionary customers declined $0.3 million on lower shipment volumes in the 2006 period versus the 2005 period. Sales of raw materials to Mafco Worldwide’s joint venture in China increased by $0.7 million in the 2006 versus the 2005 period.

Cost of Revenues

$in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Consolidated Cost of Revenues:
Licorice Products Segment	$12.7	$13.0
Financial Institution Segment	81.2	—
Direct to Consumer Segment	15.5	—
Total	$109.4	$13.0

Cost of revenues increased by $96.4 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition, which occurred in December 2005 and accounted for an increase of $96.7 million.

Cost of revenues for the Licorice Products segment was $12.7 million in the 2006 period and $13.0 million in the 2005 period, a decrease of $0.3 million. The decrease in cost of revenues for the Licorice Products segment was due to the decrease in sales, offset in part by substantially higher energy, raw materials and other manufacturing costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 55.9% in the 2006 period as compared to 52.8% in the 2005 period primarily as a result of the cost increases described above.

Cost of revenues in the 2006 period for the Financial Institution and Direct to Consumer segments were $81.2 million and $15.5 million, respectively. Cost of revenues as a percentage of revenues for the Financial Institution and Direct to Consumer segments were 62.2% and 62.8%, respectively.

Selling, General and Administrative Expenses

$in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Consolidated Selling, General and Administrative Expenses:
Licorice Products Segment	$2.7	$3.1
Financial Institution Segment	29.4	—
Direct to Consumer Segment	6.7	—
Corporate	1.4	0.8
Total	$40.2	$3.9

Selling, general and administrative expenses increased by $36.3 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition, which occurred in December 2005 and accounted for $36.1 million of the increase.

M & F Worldwide Corp. and Subsidiaries

Selling, general and administrative expenses for the Licorice Products segment were $2.7 million for the 2006 period and $3.1 million for the 2005 period. The decrease in selling, general and administrative expenses was due to lower professional fees in the 2006 period. Selling, general and administrative expenses for the Financial Institution and Direct to Consumer segments included in the 2006 period were $29.4 million and $6.7 million, respectively. Corporate selling, general and administrative expenses increased by $0.6 million in the 2006 period as compared to the 2005 period, mainly as results of increase in management fees that the Company paid to MacAndrews & Forbes Inc. pursuant to the terms of the amended and restated Management Services Agreement and increased administrative costs subsequent to the Acquisition.

Interest Income

Interest income was $0.7 million in the 2006 period as compared to $0.9 million in the 2005 period. The decrease in interest income reflects lower average cash and cash equivalents balances in the 2006 period, offset in part by higher interest rates in the 2006 period as compared to the 2005 period. The lower average cash balances in the 2006 period were primarily the result of cash and cash equivalents used for the Acquisition in December 2005.

Interest Expense

Interest expense was $17.2 million in the 2006 period as compared to no interest expense in the 2005 period. The increase was due to interest on the long-term debt incurred in connection with the Acquisition in December 2005. The Company did not have any debt outstanding during the three months ended September 30, 2005.

Provision for Income Taxes

The provision for income taxes was $0.7 million in the 2006 period as compared to $2.6 million in the 2005 period. The decrease of $1.9 million in the 2006 period was primarily due to a benefit of $2.9 million from the effect of a decrease in state tax rates on Clarke American’s deferred tax balances, and reversal of reserves of $1.0 million for certain prior year issues due to the resolution of certain tax matters, offset in part by an increase in income before taxes as a result of the Acquisition. In the 2005 period the Company recorded a reversal of reserves of $0.8 million for certain prior year issues due to the resolution of certain tax matters. The provision for income taxes as a percentage of income was 5.9% in the 2006 period and 30.2% in the 2005 period.

Consolidated Operating Results

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Revenues

$in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Consolidated Net Revenues:
Licorice Products Segment	$73.0	$74.0
Financial Institution Segment	399.1	—
Direct to Consumer Segment	75.3	—
Total	$547.4	$74.0

Net revenues increased by $473.4 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition, which occurred in December 2005 and accounted for an increase of $474.4 million.

M & F Worldwide Corp. and Subsidiaries

Net revenues from the Licorice Products segment decreased by $1.0 million, or 1.4%, to $73.0 million in the 2006 period from $74.0 million in the 2005 period. This was due to a decrease in revenues from the worldwide tobacco markets for both licorice and non-licorice products of $1.7 million as a result of lower shipment volumes due to timing of orders, a decrease in cigarette consumption in certain markets (in particular Western Europe), and a changing mix of products sold to the worldwide tobacco industry. Magnasweet and licorice derivatives sales increased $1.1 million on higher shipment volumes. Sales of licorice products to confectionary and other customers decreased $1.8 million on lower shipment volumes in the 2006 period versus the 2005 period. Sales of raw materials to Mafco Worldwide’s joint venture in China increased by $1.4 million in the 2006 versus the 2005 period.

Cost of Revenues

$in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Consolidated Cost of Revenues:
Licorice Products Segment	$37.5	$36.9
Financial Institution Segment	247.9	—
Direct to Consumer Segment	46.2	—
Total	$331.6	$36.9

Cost of revenues increased by $294.7 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition, which occurred in December 2005 and accounted for $294.1 million of the increase.

Cost of revenues for the Licorice Products segment was $37.5 million in the 2006 period and $36.9 million in the 2005 period, an increase of $0.6 million. The increase in cost of revenues for the Licorice Products segment was due to substantially higher energy, raw materials and other manufacturing costs. These increased costs were offset in part by lower sales volume. Cost of revenues as a percentage of revenues for the Licorice Products segment was 51.4% in the 2006 period as compared to 49.9% in the 2005 period primarily as a result of the cost increases described above.

Cost of revenues in the 2006 period for the Financial Institution and Direct to Consumer segments were $247.9 million and $46.2 million, respectively. Cost of revenues as a percentage of revenues for the Financial Institution and Direct to Consumer segments were 62.1% and 61.4%, respectively. Cost of revenues for these segments in the 2006 period includes $1.3 million for a fair value adjustment to inventory recorded in the purchase accounting for the Acquisition which will not reoccur.

Selling, General and Administrative Expenses

$in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Consolidated Selling, General and Administrative Expenses:
Licorice Products Segment	$8.8	$9.1
Financial Institution Segment	90.2	—
Direct to Consumer Segment	21.5	—
Corporate	3.5	2.7
Total	$124.0	$11.8

Selling, general and administrative expenses increased by $112.2 million in the 2006 period as compared to the 2005 period, primarily as a result of the Acquisition, which occurred in December 2005 and accounted for $111.7 million of the increase.

M & F Worldwide Corp. and Subsidiaries

Selling, general and administrative expenses for the Licorice Products segment were $8.8 million in the 2006 period and $9.1 million in the 2005 period. The decrease in selling, general and administrative expenses was due to lower professional fees in the 2006 period versus the 2005 period. Selling, general and administrative expenses for the Financial Institution and Direct to Consumer segments included in the 2006 period were $90.2 million and $21.5 million, respectively. Corporate selling, general and administrative expenses increased by $0.8 million in the 2006 period as compared to the 2005 period. The 2006 corporate expenses reflect increased management fees payable to MacAndrews & Forbes Inc. pursuant to the terms of the amended and restated Management Services Agreement and increased administrative costs subsequent to the Acquisition.

Interest Income

Interest income was $1.8 million in the 2006 period as compared to $2.3 million in the 2005 period. The decrease in interest income reflects lower average cash and cash equivalents balances in the 2006 period, offset in part by higher interest rates in the 2006 period as compared to the 2005 period. The lower average cash balances in the 2006 period were primarily the result of cash and cash equivalents used for the Acquisition in December 2005.

Interest Expense

Interest expense was $50.6 million in the 2006 period, as compared to $0.1 million in the 2005 period. The increase was due to interest on the long-term debt incurred in connection with the Acquisition in December 2005. The Company did not have any debt outstanding at September 30, 2005.

Other Income (Expense), net

Other income (expense), net was $0.9 million in the 2005 period, which resulted from the resolution of a claim against a former shareholder of the Company.

Provision for Income Taxes

The provision for income taxes was $13.4 million in the 2006 period as compared to $10.1 million in the 2005 period. The increase of $3.3 million in the 2006 period was primarily due to the increase in income before taxes as a result of the Acquisition, offset in part by a benefit of $2.9 million from the effect of a decrease in state tax rates on Clarke American’s deferred tax balances, and net reversals of reserves of $0.1 million. In addition, in the 2005 period the Company recorded a reversal of reserves of $0.8 million for certain prior year issues due to the resolution of certain tax matters. The provision for income taxes as a percentage of income was 31.2% in the 2006 period and 35.6% in the 2005 period.

Liquidity and Capital Resources

The Company’s net cash provided by operating activities during the first nine months of 2006 was $84.9 million compared to $29.4 million in the first nine months of 2005. The increase in net cash provided by operating activities of $55.5 million was primarily related to increased net income and recording of higher depreciation and amortization expense as a result of the Acquisition, which did not affect cash flows, as well as favorable changes in working capital.

The Company’s net cash used in investing activities was $11.9 million during the first nine months of 2006 compared to $85.1 million for the first nine months of 2005. Primary investing activities in the 2006 period were capital expenditures, which increased as compared to the 2005 period due to Clarke American’s capital expenditures. The cash used in the 2005 period was primarily related to net sales of marketable securities in anticipation of the closing of the Acquisition in the fourth quarter of 2005.

The Company’s net cash used in financing activities was $39.9 million during the first nine months of 2006, while $0.2 million was provided by financing activities during the first nine months of 2005.

M & F Worldwide Corp. and Subsidiaries

The 2006 activity relates to scheduled debt repayments, optional debt prepayments, change in cash overdraft balances at Clarke American, offset in part by borrowings on Clarke American’s revolving credit facility and stock option exercises and related excess tax benefits. The 2005 activity consisted of proceeds from stock options exercised.

There have been no material changes to the Company’s cash obligations and other commercial commitments which were presented in the Form 10-K for the year ended December 31, 2005.

M & F Worldwide is a holding company whose only material assets are its ownership interest in its subsidiaries and approximately $48.4 million in cash and cash equivalents as of September 30, 2006. The Company is considering various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents on hand, is expected to be distributions with respect to its ownership interest in its subsidiaries. There can be no assurance that M & F Worldwide's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to M & F Worldwide or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreements and anticipated cash flow from operating activities, will be sufficient to meet the Company’s expected operating, capital spending and debt service requirements for the foreseeable future.

Forward-Looking Statements

This quarterly report on Form 10-Q for the nine months ended September 30, 2006, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

M & F Worldwide Corp. and Subsidiaries

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

M & F Worldwide Corp. and Subsidiaries

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

The Company has exposure to market risk from changes in foreign currency exchange rates and interest rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to this market risk through its regular operating and financing activities. In order to manage its exposure to fluctuations in interest rates, the Company entered into interest rate derivative transactions in 2006 in the form of a swap for Clarke American and a collar for Mafco Worldwide, as further described in the notes to the financial statements included elsewhere in this quarterly report.

At September 30, 2006, Mafco Worldwide had $91.7 million of term loans outstanding under the Mafco Worldwide credit agreement and $1.7 million outstanding under the Mafco Worldwide revolving credit facility, consisting of letters of credit. At September 30, 2006, Clarke American had $428.8 million of term loans outstanding under the Clarke American credit agreement and $5.4 million outstanding under the Clarke American revolving credit facility consisting of letters of credit. All of these outstanding loans bear interest at variable rates. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding as of September 30, 2006 would have resulted in an increase or decrease in its interest expense for the nine months ended September 30, 2006 of approximately $2.2 million.

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2006.

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

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

There was no material development in legal proceedings during the three months ended September 30, 2006.

Item 1 A.    Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Annual Report for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

There was no event of default upon senior securities during the three months ended September 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 2006.

Item 5.	Other Information

No additional information need be presented.

Item 6.	Exhibits

4.1	Supplemental Indenture, dated as of October 5, 2006, among Clarke American Corp., B2Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to Clarke American Corp.’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 7, 2006).

31.1	Certification of Howard Gittis, Chief Executive Officer, dated November 7, 2006.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 7, 2006.

32.1	Certification of Howard Gittis, Chief Executive Officer, dated November 7, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 7, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: November 7, 2006	By:	/s/ Paul G. Savas
Paul G. Savas Executive Vice President, Chief Financial Officer and Principal Financial Officer
Date: November 7, 2006	By:	/s/ Alison M. Horowitz
Alison M. Horowitz Principal Accounting Officer