Form 10-K
period 2006-12-31
M & F WORLDWIDE CORP
filed 2007-03-09
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant (using the New York Stock Exchange closing price as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $202,511,757. The number of shares of Common Stock outstanding as of March 1, 2007 was 20,558,370.

Portions of the registrant’s 2007 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

This Form 10-K is being distributed to stockholders in lieu of a separate annual report.

M & F WORLDWIDE CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2006

*	Incorporated by reference from M & F Worldwide Corp. 2007 Proxy Statement

i

PART I

Item 1.    Business

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Mafco Worldwide Corporation (‘‘Mafco Worldwide’’) and Clarke American Corp. (‘‘Clarke American’’). At December 31, 2006, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiary Mafco Consolidated Group Inc. (‘‘MCG’’), beneficially owned approximately 36% of the outstanding M & F Worldwide common stock.

On December 15, 2005, M & F Worldwide acquired the issued and outstanding shares of Novar USA Inc. (‘‘Novar’’) from Honeywell International Inc. (‘‘Honeywell’’) for a purchase price of $800.0 million in cash (the ‘‘Clarke American Acquisition’’). Clarke American is the successor by merger to Novar.

Clarke American’s business is providing checks and related products and direct marketing services. Clarke American’s business consists of two segments: the Financial Institution segment, which is focused on financial institution clients and their customers (the Company’s ‘‘Financial Institution’’ segment), and the Direct to Consumer segment, which is focused on individual customers (the Company’s ‘‘Direct to Consumer’’ segment). Mafco Worldwide’s business is the production of licorice products for sale to the tobacco, food, pharmaceutical and confectionery industries (which is the Company’s ‘‘Licorice Products’’ segment). See Note 22 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional segment information.

On December 19, 2006, the Company entered into a definitive agreement and plan of merger (the ‘‘Merger Agreement’’) with John H. Harland Company (‘‘Harland’’), pursuant to which, upon the terms and subject to the conditions set forth therein, a wholly owned subsidiary of the Company will merge with and into Harland (the ‘‘Merger’’ or the ‘‘Harland Acquisition’’), with Harland continuing after the Merger as the surviving corporation and as a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, each outstanding share of common stock of Harland will be converted into the right to receive $52.75 in cash, representing an approximate transaction value of $1.7 billion. The Merger Agreement and the Merger have been approved by the boards of directors of both the Company and Harland. The Merger is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the ‘‘HSR Act’’), and approval by Harland’s shareholders.

Harland is a Georgia corporation incorporated in 1923. Harland is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc., a wholly owned subsidiary of Harland. Another subsidiary, Scantron Corporation, is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets. Harland serves its major markets through three primary business segments: Printed Products, Software & Services and Scantron.

The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances involving a competing proposal, Harland may be required to pay the Company a termination fee of $52.5 million. If the Merger Agreement is terminated in certain circumstances due to a failure to obtain the requisite HSR Act clearance, the Company has agreed to pay Harland a termination fee of $52.5 million and up to an additional $12.0 million with respect to certain retention bonuses.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to obtaining the requisite approval of Harland’s shareholders, solicitation of competing acquisition proposals and Harland’s conduct of its business between the date of the signing of the Merger Agreement and the closing of the Merger.

In connection with the Merger, the Company expects to incur additional indebtedness to be issued by Clarke American, the proceeds of which, together with cash on hand, will be used to finance the approximate $1.7 billion purchase price, to refinance existing Clarke American and Harland debt and to pay related premiums, fees and other expenses.

Checks, Related Products, and Direct Marketing Services

Clarke American is a leading provider of checks and related products, direct marketing services and contact center services in the U.S. Clarke American serves financial institutions through the Clarke American and Alcott Routon brands and consumers and businesses directly through the Checks In The Mail and B2Direct brands. Clarke American has an industry leading reputation for quality and has won several third-party and customer awards.

Clarke American’s two business segments are the Financial Institution segment (84% of its revenues for the year ended December 31, 2006) and the Direct to Consumer segment (16% of its revenues for the year ended December 31, 2006). Through the Financial Institution segment, Clarke American serves financial institution clients. Through the Direct to Consumer segment, Clarke American serves individual customers and commercial institutions.

Clarke American’s products primarily consist of checks and related products, such as deposit tickets, checkbook covers, and delivery services. Clarke American also offers specialized direct marketing contact center services to its financial institution clients and other enterprises. Clarke American’s direct marketing offerings include Alcott Routon solutions, onboarding and checkbook messaging. Through its full service contact centers, Clarke American provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services. Clarke American’s direct customer contacts through its contact centers and websites enable it to up-sell and cross-sell higher value checks and related products and services, as well as deliver marketing messages and customer service support on behalf of financial institutions.

Clarke American’s Industry

The financial institution outsourcing services industry is highly competitive and fragmented with quality and breadth of service offerings and strength of customer relationships among the key competitive factors. Within this category, Clarke American competes with large outsourcing service providers that offer a wide variety of services including those that compete with Clarke American’s primary offerings – specifically payment services, marketing services, and teleservices. There are also other competitors that specialize in providing one or more of these services.

While total non-cash payments – including checks, credit cards, debit cards and other electronic forms of payment – are growing, the number of checks written has declined and is expected to continue to decline. Clarke American believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the U.S.

Clarke American’s Financial Institution Segment

The Financial Institution segment provides checks and related products, direct marketing services and contact center services to financial institutions and to the account holders of such financial institutions. Clarke American serves this segment through its Clarke American and Alcott Routon brands. In 2006, Clarke American derived approximately 84% of its revenues and 88% of its operating income from this segment.

Products and Services

Checks and Related Products and Services

In addition to offering basic personal and small business checks, Clarke American also offers specialized check products and services. Specialized check products include increasingly popular checks customized with licensed designs and characters, such as cartoon characters, collegiate designs and photographs. Clarke American also offers a variety of financial documents in conjunction with personal and small business financial software packages. Accessory products include leather checkbook covers, endorsement stamps, address labels, recording registers and other bill paying accessories.

Clarke American offers various delivery options, including expedited and trackable delivery. Check users can choose guaranteed overnight, two-day or four-day delivery; they often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide. These delivery services represent an important component of the range of value-added service offerings.

Direct Marketing Services

Clarke American offers the following direct marketing services:

•	Alcott Routon solutions. Highly-customized direct marketing campaigns that utilize client-tailored predictive models to support a variety of marketing strategies including acquisition, retention, activation, and cross-selling and up-selling.

•	Onboarding. An ongoing, integrated new customer marketing solution that builds long-term relationships by engaging new checking account holders and growing them into satisfied, profitable and loyal customers.

•	Checkbook messaging. A program that employs digital print technology to insert targeted, intelligence-driven marketing messages into the checkbook.

Contact Center Services

Clarke American’s contact centers provide both inbound and outbound support to their financial institution clients. Through the contact centers, Clarke American provides its clients with customer support focused on check orders and complete fulfillment of those orders, including delivery to the financial institution account holder. Clarke American offers check users the option to place orders directly through the contact centers and websites as opposed to placing orders through client branches or by way of mail order forms. In addition to check-related support, Clarke American offers stand-alone inbound and outbound customer care to their clients. Clarke American also provides marketing and promotional support, which includes marketing messages delivered during the check ordering process or stand-alone telemarketing.

Sales and Marketing

Clarke American manages relationships with large and complex financial institutions through dedicated account management teams composed of relationship management, marketing, operations and service-oriented skill sets. Clarke American has deployed a nationwide sales force, targeting distinct financial institution segments ranging from major nationwide and large regional banks and securities firms to community banks and credit unions.

Clients and Customers

The customers of the Financial Institution segment range from major nationwide and large regional banks and securities firms to community banks and credit unions. Clarke American’s contracts are generally sole source contracts for the sale of checks and related products to the clients’

customers. The initial terms of its agreements generally range from three to five years, and are generally terminable for cause only, although some of these financial institution clients, including Bank of America, can terminate their contracts for convenience. See ‘‘Risk Factors — Risks Related to Clarke American’s Business and Industry — Clarke American is dependent on a few large clients, and adverse changes in its relationships with these highly concentrated clients may adversely affect its revenues and profitability.’’

Clarke American’s Direct to Consumer Segment

Clarke American’s Direct to Consumer segment provides checks and related products and services to individual consumers and commercial institutions. Clarke American serves individual consumers and commercial institutions through its Checks In The Mail and B2Direct brands, respectively. In 2006, Clarke American derived approximately 16% of its revenues and 12% of its operating income from this segment.

Products and Services

Checks and Related Products and Services

Checks In The Mail has innovative designs and products, with approximately 150 different check designs available. Checks In The Mail check designs have matching address labels and coordinating covers, which offer customers product personalization and provide complementary products to cross-sell and drive increased value per order. Checks In The Mail has also expanded its product suite to include photo products, color imaging and stationery.

Checks In The Mail also offers various delivery options, including expedited and trackable delivery. Check users can choose guaranteed overnight, two-day or four-day delivery. They often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide.

Check Programs and Customized Business Kits

Clarke American offers check programs and customized business kits to retail businesses and direct-selling organizations through its B2Direct brand. These check programs for retail businesses allow those businesses to market B2Direct’s products, such as checks, checkbook covers, address labels, stamps and delivery services, to their customers through the Internet, direct mail, store promotions and contact centers. B2Direct’s customized business kits provide direct selling organizations, with business cards, name tags, stamps, product and address labels and business stationery in addition to checks and check-related products.

Treasury Management Services

B2Direct also provides treasury management services, such as integrated cash deposit products, customized deposit tickets and security bags, to multi-location retail businesses that make frequent cash deposits.

Sales and Marketing

Checks In The Mail primarily markets products through personalized check inserts in newspapers and advertisements sent directly to residences and on-line advertising. On-line shopping, contact center access, mail order and an automated voice response system enable customers to order products directly at their convenience. Additional advertising channels include magazine advertisement, statement inserts, in-package inserts and coupon circular inserts. B2Direct’s sales force is divided between multi-location retail businesses and direct-selling organizations.

Clients and Customers

The customers of the Direct to Consumer segment range from individual consumers to private label resellers of check products, direct-selling organizations and multi-location retail businesses.

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

Clarke American’s Competition

Clarke American competes with large outsourcing services providers that offer a wide variety of services including those that compete with Clarke American’s primary offerings — specifically payment services, marketing services and teleservices.  Deluxe Corporation and Harland are significant competitors. Other large competitors include companies such as eFunds Corporation, Harte-Hanks, Inc., R.R. Donnelly & Sons Company and TeleTech Holdings, Inc.  There are also other smaller competitors that specialize in providing one or more of these services including check providers such as Bank-A-Count Corporation, CheckWorks Inc., Custom Direct LLC, Main Street Checks, Inc., Transaction Graphics Inc., and Whit-Co.  Clarke American competes on the basis of service, convenience, quality, product range and price. Clarke American believes that it differentiates itself from its competitors by:

•	improving customer satisfaction through consistent product quality and expertise in matching customer preferences with the right product and delivery options;

•	expanding customer relationships through cross-selling and up-selling both check and related financial products on behalf of financial institution clients;

•	capitalizing on Clarke American’s integration with financial institution clients’ checking account processes to improve their customer service and operational efficiencies; and

•	offering a broad suite of outsourcing services, such as direct marketing, contact center services and treasury management services.

Clarke American’s Employees

As of December 31, 2006, Clarke American had approximately 3,250 employees. None of Clarke American’s employees is represented by a labor union. Clarke American considers its employee relations to be good.

Clarke American’s Information Technology

Clarke American’s information technology system was designed in-house and utilizes standard hardware and software solutions that Clarke American has customized and integrated with certain proprietary software. The system is fully integrated from order entry to product shipment and billing. Clarke American has deployed a sophisticated customer relationship management application to drive a single customer view across multiple channels, such as phone and the Internet. Clarke American has developed and operates a proprietary digital technology for its printing operations. Telecommunication solutions from industry leading suppliers provide the technology that supports Clarke American’s contact centers. Clarke American’s Internet solutions are built on hardware, software and database platforms to provide highly available Internet solutions. The electronic communications network that connects Clarke American’s corporate facilities, manufacturing plants, contact centers, key suppliers and clients is designed to be secure. Clarke American utilizes a state-of-the-art enterprise resource planning system to support its financial and administrative functions.

Clarke American’s Intellectual Property

Clarke American relies on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect its trademarks, copyrights, software,

inventions, trade secrets, know-how, and other intellectual property. The sale of products bearing trademarks or designs licensed from third parties accounts for a significant portion of Clarke American’s revenue. Typically, such license agreements are effective for a two-to-three-year period, provide for the retention of ownership of the trade name, know-how or other intellectual property by the licensor and require the payment of a royalty to the licensor. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow Clarke American to sell the licensed products profitably.

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

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any environmental site due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Clarke American.

Governmental Regulation related to Clarke American

Clarke American is subject to the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. Clarke American is also subject to additional privacy and information security requirements in many of its contracts with financial institution clients, which are often more restrictive than the laws or regulations. These laws, regulations and agreements require Clarke American to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter.

These laws and regulations require some of Clarke American’s businesses to provide a notice to consumers to allow them the opportunity to have their nonpublic personal information removed from Clarke American’s files before Clarke American shares their information with certain third parties. These laws and regulations may limit Clarke American’s ability to use its direct-to-consumer data in its businesses. Current laws and regulations allow Clarke American to transfer consumer information to process a consumer-initiated transaction, but also require Clarke American to protect the confidentiality of a consumer’s records or to protect against actual or potential fraud, unauthorized transactions, claims or other liabilities. Clarke American is also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries.

Clarke American may also contribute consumer information to a consumer-reporting agency under the Fair Credit Reporting Act. Some of Clarke American’s financial institution clients request various contractual provisions in their agreements that are intended to comply with their obligations under the Gramm-Leach-Bliley Act and other laws and regulations.

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

Licorice Products

Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; and Gardanne, France; and at the facilities of its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China. Approximately 71% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. In addition, Mafco Worldwide manufactures and sells cocoa and carob products for use in the tobacco industry.

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

Non-licorice Products

Mafco Worldwide also sells flavoring agents and plant products to the tobacco and health food industries. Mafco Worldwide cleans and grinds natural plant products into finished products.

Mafco Worldwide’s Raw Materials

Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant’s roots, which can be up to several inches thick and up to 25 feet long, are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, Mafco Worldwide acquires the root in local markets for shipment to Mafco Worldwide’s processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by Mafco Worldwide originates in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Kazakhstan, Tajikistan, Turkmenistan, Uzbekistan and Turkey. Through many years of experience, Mafco Worldwide has developed extensive knowledge and relationships with its suppliers in these areas. Although the amount of licorice root Mafco Worldwide purchases from any individual source or country varies from year to year depending on cost and quality, Mafco Worldwide endeavors to purchase some licorice root from all available sources. This sourcing strategy enables Mafco Worldwide to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomic, Mafco Worldwide will be able to replace that source with licorice root from another area or supplier. Mafco Worldwide has therefore been able to obtain licorice root raw materials without interruption since World War II, even though there has been periodic instability in the areas of the world where licorice root raw materials are obtained. During 2006, Mafco Worldwide had numerous suppliers of root, and one vendor who supplied approximately 46% of Mafco Worldwide’s total root purchases. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At December 31, 2006, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore Mafco Worldwide has experienced little, if any, raw material spoilage.

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

In 2006, Mafco Worldwide’s ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 67% of Mafco Worldwide’s net revenues and approximately 9% of the Company’s consolidated net revenues. One customer, Altria Group Inc., accounted for approximately 35% of Mafco Worldwide’s 2006 net revenues and approximately 5% of the Company’s consolidated net revenues. If Altria Group Inc. were to stop purchasing licorice from Mafco Worldwide, it would have a significant adverse effect on the financial results of Mafco Worldwide.

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

Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years. Manufacturers of cigarettes are subject to regulation in the U.S. at the federal, state and local levels, as well as in foreign countries. Changing public attitudes toward tobacco products, a constant expansion of tobacco regulations in a number of countries and an increase in excise and other taxes on cigarettes have all contributed to this worldwide decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images and product constituent limitations.

Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. Domestic consumption of chewing tobacco products has declined by approximately 5% to 6% per year over the past five years. Chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco. Consumption of moist snuff has increased approximately 3% to 4% per year over the past five years.

The sale and use of tobacco products has been subject to opposition from government and health officials in the U.S. for more than 40 years and, more recently, in other countries due to claims that tobacco consumption is harmful to an individual’s health. In addition, the World Health Organization has identified smoking as a significant world health risk. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state, federal and foreign taxes on cigarettes have resulted in lower tobacco consumption, which is likely to continue in the future. Mafco Worldwide cannot predict the future course of tobacco regulation. Any substantial increase in tobacco regulation may adversely affect tobacco product sales, which could indirectly have a material adverse effect on Mafco Worldwide.

Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. In part as a result of settlements in certain of this litigation, the cigarette companies in the U.S. significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Worldwide cigarette consumption has also declined due to the higher prices of cigarettes, the increased emphasis on the health effects of cigarettes and the continuing restrictions on smoking areas. At this time Mafco Worldwide is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on Mafco Worldwide’s financial performance. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may be party to such litigation. This litigation, if successful, could have a material adverse effect on Mafco Worldwide.

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

Mafco Worldwide’s Employees

At December 31, 2006, Mafco Worldwide had approximately 212 employees. Mafco Worldwide has 160 employees covered under collective bargaining agreements. The Mafco Worldwide collective bargaining agreement covering employees at the Camden, New Jersey facility expires at the end of May 2008. Management of Mafco Worldwide believes that employee relations are good.

Non-Operating Contingent Liability, Indemnification and Insurance Matters

General

Pneumo Abex LLC (considered together with its predecessor in interest Pneumo Abex Corporation, ‘‘Pneumo Abex’’), an indirect, wholly owned subsidiary of M & F Worldwide, has various contingent liabilities, most of which are indemnified by third parties. Among the indemnified liabilities are certain environmental and asbestos-related claims, as well as certain tax and other matters. In 1995, a subsidiary of MCG, M & F Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the ‘‘Transfer Agreement’’). Under the Transfer Agreement, Pneumo Abex, then a subsidiary of M & F Worldwide, retained the assets and liabilities relating to the Company’s former Abex NWL Aerospace Division (‘‘Aerospace’’), as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to reimburse the amounts so funded only when the Company receives amounts under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex’s indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

Prior to 1988, a former subsidiary of Pneumo Abex manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc .(the ‘‘Original Indemnitor’’), has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the ‘‘Second Indemnitor’’) of Cooper Industries, Inc. (now Cooper Industries, LLC, the ‘‘Indemnity Guarantor’’) assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor’s indemnity obligation is guaranteed by the Indemnity Guarantor. Since the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor has been fulfilling the Second Indemnitor’s indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor.

In November 2006, the Company entered into a series of agreements with the Second Indemnitor, the Indemnity Guarantor and others that proposed a settlement of the Company’s claims against the Second Indemnitor relating to its indemnity as part of the bankruptcy reorganization of the Second Indemnitor. If the transactions outlined in the agreements are approved by the courts overseeing the Second Indemnitor’s bankruptcy and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust to be created in connection with the Second Indemnitor’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 million to the trust, and the Indemnity Guarantor would pay $246.0 million to the trust and issue a 25-year note to the trust for the payment of $500.0 million, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Second Indemnitor’s indemnity, and (iv) a court-ordered injunction would bar the assertion of any claim arising out of the asbestos-related claims subject to the Second Indemnitor’s indemnity from being asserted against the Company, the Second

Indemnitor or the Indemnity Guarantor (items (a)(i) through (a)(iv) collectively, the ‘‘Plan A Settlement’’) or (b) under certain conditions set forth in the agreements relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 million from the Second Indemnitor’s bankruptcy estate, (ii) the Second Indemnitor would be relieved of its indemnification obligation, and (iii) the Indemnity Guarantor would continue to honor its guaranty obligation and receive $138.0 million from the Second Indemnitor’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the ‘‘Plan B Settlement’’). Both the Plan A Settlement and the Plan B Settlement are subject to various contingencies, including bankruptcy court approval and the effectiveness of the Second Indemnitor’s plan of reorganization. No assurance can be given regarding whether the agreements can or will be consummated.

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2006, the Company incurred or expected to incur approximately $1.0 million of unindemnified costs, as to which it either has received or expects to receive approximately $0.8 million in insurance reimbursements. Management does not expect these unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the future aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $100.0 million.

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

Honeywell Indemnification

Certain of the intermediate holding companies of Novar had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. In the stock purchase agreement executed in connection with the Clarke American Acquisition, Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Clarke American and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 million expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment, based on the agreement of the parties, and was reduced to $27.0 million by December 31, 2006. Since the Company believes it is remote that it will have to pay any amount under such guarantees it has not recorded any liability in its financial statements.

Item 1A. Risk Factors

M & F Worldwide’s holding company structure could limit its ability to pay its expenses and dividends on its common stock.

M & F Worldwide is a holding company whose only material assets are the stock of its subsidiaries, approximately $19.8 million in cash and cash equivalents and $30.0 million in marketable securities as of December 31, 2006. M & F Worldwide conducts all of its operations through its subsidiaries, Clarke American and Mafco Worldwide. M & F Worldwide’s ability to pay its expenses and dividends on its common stock depends on its cash and cash equivalents and marketable securities on hand and on the payment of dividends and tax sharing payments to it by Clarke American and Mafco Worldwide. Payments to M & F Worldwide by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and whether they meet the criteria to make dividend payments under the instruments governing their indebtedness.

The Company may not be able to integrate successfully Harland’s business, and the Company may not be able to achieve the cost savings or synergies it currently expects, which could have a material and adverse effect on its business, prospects, results of operations and financial condition.

Although the Company and Harland each have acquired businesses in the past, the Company may not be able to integrate successfully Harland’s business after the closing of the Harland Acquisition. The Company will not be able to begin implementing its integration plan until the closing of the Harland Acquisition. The process of integrating acquired businesses involves numerous risks, including, among others:

•	difficulties in assimilating operations and products;

•	diversion of management’s attention from other business concerns to focus on new businesses and integration issues;

•	risks of operating businesses in which we have limited or no direct prior experience;

•	potential loss of key employees or of those of the acquired businesses;

•	potential exposure to unknown liabilities; and

•	possible loss of the Company’s clients or of those of the acquired businesses.

In addition, it may cost more than the Company has anticipated to achieve such synergies, and the Company may not be able to achieve the expected cost savings and synergies to the degree or within the timeframes it currently expects.

The Company’s acquisition of Harland will also greatly increase the size of the Company, and it may be unable to manage the increase in scale successfully. Furthermore, the Company’s clients may not remain as its clients following the Harland Acquisition, and a number of Clarke American’s and Harland’s contracts are terminable upon short notice or at will. The acquisition of Harland is also subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act, and approval by the shareholders of Harland. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances involving a competing proposal, Harland may be required to pay the Company a termination fee of $52.5 million. If the Merger Agreement is terminated in certain circumstances due to a failure to obtain the requisite HSR Act clearance, the Company has agreed to pay Harland a termination fee of $52.5 million and up to an additional $12.0 million with respect to certain retention bonuses. The Company cannot assure you that all of the closing conditions to the Harland Acquisition will be satisfied or waived. Accordingly, the Company cannot assure you that it will consummate the Harland Acquisition. The failure to complete the Harland Acquisition, successfully integrate Harland, achieve anticipated synergies, or manage the increase in scale successfully or the loss of a significant number of our clients as a result of the Harland Acquisition could have a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, there can be no assurance that the Company will be able to refinance existing Clarke American and Harland indebtedness on terms as favorable to the Company as the existing indebtedness.

Risks Related to the Company’s Indebtedness

The Company’s subsidiaries have substantial indebtedness, which could adversely affect the subsidiaries’ ability to operate their respective businesses and prevent them from fulfilling their obligations under their respective debt agreements.

On December 31, 2006, Clarke American had total indebtedness of approximately $603.8 million (including a principal balance of $4.6 million from a capital lease obligation and excluding $1.8 million of unamortized original discount), and $34.6 million of additional availability under the Clarke American revolving credit facility (after giving effect to the issuance of $5.4 million of letters of credit). On December 31, 2006, Mafco Worldwide had total indebtedness of approximately $88.9 million, and $13.5 million of additional availability under the Mafco Worldwide revolving credit facility (after giving effect to the issuance of $1.5 million of letters of credit). On December 31, 2006, the Company had total aggregate indebtedness of approximately $692.7 million and $48.1 million of aggregate additional availability under the Clarke American and Mafco Worldwide revolving credit facilities. The Company’s substantial level of indebtedness could have important consequences. For example, it could:

•	make it more difficult for the Company’s subsidiaries to satisfy their obligations with respect to their respective indebtedness;

•	increase the Company’s and its subsidiaries’ vulnerability to general adverse economic and industry conditions;

•	require the Company’s subsidiaries to dedicate a substantial portion of their cash flow from operations to payments on their indebtedness, thereby reducing the availability of the subsidiaries’ cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit the Company’s subsidiaries’ flexibility in planning for, or reacting to, changes in their respective businesses and industries; and

•	limit the Company’s subsidiaries’ ability to borrow additional funds.

Holdings has advised the Company that it has pledged shares of M & F Worldwide common stock to secure obligations and that additional shares of M & F Worldwide common stock may from time to time be pledged to secure obligations of Holdings. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of common stock. A foreclosure upon any such shares of common stock or dispositions of shares of common stock could, in a sufficient amount, constitute a ‘‘change of control’’ under the Company’s subsidiaries financing agreements, which would permit the Company’s lenders to accelerate amounts outstanding under such indebtedness.

Clarke American’s and Mafco Worldwide’s ability to make payments on their indebtedness depends on their ability to generate sufficient cash in the future.

Clarke American’s and Mafco Worldwide’s ability to make payments on their respective indebtedness and to fund planned capital expenditures will depend on their ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control.

Clarke American’s term loan facility requires that a portion of Clarke American’s excess cash flow be applied to prepay amounts borrowed under the term loan. Clarke American is required to repay this facility in full in 2011. If Clarke American does not have sufficient cash to be able to make such mandatory payments and cannot refinance the unpaid portions of their term loan facility, Clarke American will be in default under its term loan facility. Clarke American is required to make mandatory payments under their term loan facility of $18.8 million in 2007, $28.1 million in 2008, $32.8 million in 2009, $37.5 million in 2010 and $281.4 million in 2011. These payments have been adjusted for the effect of the 2006 excess cash flow payment of $26.4 million that was paid in the first quarter of 2007. Clarke American’s revolving credit facility will mature on December 15, 2010.

Mafco Worldwide is required to make mandatory quarterly payments under its term loan facility of $275,000. In addition, Mafco Worldwide’s term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed under that facility (there are no such amounts to be paid with respect to 2006). Mafco Worldwide is required to repay this facility in full in December 2011. If Mafco Worldwide does not have sufficient cash to be able to make such mandatory prepayments and cannot refinance the unpaid portions of its term loan facility it will be in default under its credit facility. Mafco Worldwide’s revolving credit facility will mature on December 8, 2010.

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

Despite the Company’s subsidiaries’ current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more debt. Additional indebtedness could exacerbate the risks associated with Clarke American’s and Mafco Worldwide’s substantial leverage.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of Clarke American’s credit facilities or notes and Mafco Worldwide’s credit facilities do not fully prohibit Clarke American or Mafco Worldwide from doing so. In addition, as of December 31, 2006, there was $34.6 million of additional availability under Clarke American’s $40.0 million revolving credit facility (after giving effect to the issuance of $5.4 million of letters of credit) and $13.5 million of additional availability under Mafco Worldwide’s $15.0 million revolving credit facility (after giving effect to the issuance of $1.5 million of letters of credit). If new indebtedness, including indebtedness incurred in connection with the financing of the acquisition of Harland, is added to the Company’s current debt levels, the related risks that it now faces could intensify.

Covenant restrictions under the Company’s subsidiaries’ indebtedness may limit each subsidiary’s ability to operate its respective business.

The indenture governing the senior notes issued by Clarke American and the agreements governing Clarke American’s and Mafco Worldwide’s respective credit facilities contain covenants that restrict Clarke American’s, Mafco Worldwide’s and their respective subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The credit facilities and indenture governing the Clarke American notes restrict, among other things, such entities’ ability to:

•	incur or guarantee additional indebtedness;

•	make certain investments;

•	make restricted payments;

•	pay certain dividends or make other distributions;

•	incur liens;

•	enter into transactions with affiliates; and

•	merge or consolidate or transfer and sell assets.

In addition, Clarke American’s and Mafco Worldwide’s respective credit facilities contain covenants requiring them to maintain financial ratios, including, with respect to Clarke American, a maximum consolidated secured leverage ratio, a maximum total consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, and with respect to Mafco Worldwide, a maximum total debt ratio and a minimum consolidated interest expense ratio. These restrictions may limit Clarke American’s and Mafco Worldwide’s ability to operate their respective businesses and may prohibit or limit their ability to enhance their operations or take advantage of potential business opportunities as they arise.

Risks Related to Clarke American’s Business and Industry

The paper check industry overall is a mature industry and check usage is declining. Clarke American’s business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of Clarke American’s revenues. Check printing is, and is expected to continue to be, an essential part of Clarke American’s business and the principal source of Clarke American’s operating income. The check industry overall is a mature industry. The number of checks written in the U.S. has declined in recent years, and Clarke American believes that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic and other bill paying services, home banking applications and Internet-based payment services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on Clarke American’s business, results of operations and prospects.

Consolidation among financial institutions may adversely affect Clarke American’s relationships with its clients and Clarke American’s ability to sell its products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions may adversely affect Clarke American’s business, financial condition and results of operations. In 2006, financial institutions accounted for approximately 84% of Clarke American’s revenues. In recent years, the number of financial institutions has declined due to consolidation. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease Clarke American’s revenues and profitability.

Clarke American is dependent on a few large clients and adverse changes in its relationships with these highly concentrated clients may adversely affect its revenues and profitability.

Clarke American’s sales have been, and very likely will continue to be, concentrated among a small group of clients. In 2006, Clarke American’s top 20 financial institution clients represented approximately 51% of its revenues, with sales to Bank of America representing a significant portion. Clarke American’s contract with Bank of America permits it to terminate the contract ‘‘for convenience’’ upon written notice or ‘‘for cause.’’ A significant decrease or interruption in business from Bank of America or from any of Clarke American’s other significant clients, or the termination of Clarke American’s contracts with any of its most significant clients, could have a material adverse effect on Clarke American’s revenues and profitability.

Clarke American’s financial results can also be adversely affected by the business practices and actions of its large clients in a number of ways, including timing, size and mix of product orders and supply chain management. Several contracts with Clarke American’s significant clients expire over the next several years. Clarke American may not be able to renew them on terms favorable to Clarke American, or at all. The loss of one or more of these clients or a shift in the demand by, distribution methods of, pricing to, or terms of sale to, one or more of these clients could materially adversely affect Clarke American. The write-off of any significant receivable due from delays in payment or return of products by any of Clarke American’s significant clients could also adversely impact Clarke American’s revenues and profitability.

Clarke American faces intense competition which could result in lower revenues, higher costs and lower profitability.

The check printing industry is intensely competitive. In addition to competition from alternative payment methods, Clarke American also faces considerable competition from other check printers. The principal factors on which Clarke American competes are service, convenience, quality, product range and price. Clarke American may not be able to compete effectively against current and future competitors.

Clarke American may not successfully implement its business strategies or realize all of its expected cost savings, which could reduce Clarke American’s revenues and profitability.

Clarke American’s business strategies include strengthening relationships with clients, achieving substantial cost savings, making technology investments, rolling out procurement initiatives, reducing general and administrative expenses and corporate overhead and engaging in other process improvements designed to reduce fixed costs.

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

Clarke American has strong relationships with many of the country’s largest paper mills and ink suppliers. These relationships afford Clarke American certain purchasing advantages, including stable supply and favorable pricing arrangements. Clarke American’s supplier arrangements are by purchase order and terminable at will at the option of either party. While Clarke American has been able to obtain sufficient paper supplies during recent paper shortages and otherwise, in part through purchases from foreign suppliers, Clarke American is subject to the risk that it will be unable to purchase sufficient quantities of paper to meet its production requirements during times of tight supply. Clarke American also relies on a single service provider for the maintenance of its digital printers. An interruption in its relationship with this service provider could compromise Clarke American’s ability to fulfill pending orders for checks and related products. Any interruption in supplies or service from these or other vendors or suppliers or delivery services could result in a disruption to Clarke American’s business if it is unable to readily find alternative service providers at comparable rates.

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

Clarke American’s Direct to Consumer segment has experienced declines in response and retention rates related to direct mail promotional materials. Clarke American believes that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by Clarke American’s target customers, and the multi-box promotional strategies employed by Clarke American and its competitors. To offset these factors, Clarke American may have to modify and/or increase its marketing efforts, which could result in increased expense.

The profitability of the Direct to Consumer segment depends in large part on Clarke American’s ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising. Suitable advertising media may not be available at a reasonable cost, or available at all. Furthermore, the advertising Clarke American utilizes may not be effective. Clarke American may not be able to sustain its current levels of profitability as a result.

Clarke American depends upon the talents and contributions of a limited number of individuals, many of whom would be difficult to replace, and the loss or interruption of their services could materially and adversely affect Clarke American’s business, financial condition and results of operations.

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

Account data breaches involving stored client data or misuse of such data could adversely affect Clarke American’s reputation, revenues and growth.

Clarke American, its customers, and other third parties store customer account information relating to Clarke American’s checks. Any breach of the systems on which sensitive customer data and account information are stored or archived and any misuse by Clarke American’s own employees, by employees of data archiving services or by other unauthorized users of such data could lead to fraudulent activity involving Clarke American’s customers and Clarke American’s financial institution clients’ customers’ information and/or funds, damage the reputation of Clarke American’s brands and result in claims against Clarke American. If Clarke American is unsuccessful in defending any lawsuit involving such data security breaches or misuse, it may be forced to pay damages, which could materially and adversely affect its profitability and could have a material adverse impact on Clarke American’s transaction volumes, revenue and future growth prospects. In addition, such breaches could adversely affect Clarke American’s financial institution clients’ perception of Clarke American’s reliability, and could lead to the termination of client relationships.

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

The Gramm-Leach-Bliley Act does not prohibit state legislation or regulations that are more restrictive on Clarke American’s use of data. More restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states. For example, legislation has been proposed that would require consumers to opt-in to any plan that would allow their nonpublic personal information to be disclosed. Clarke American is unable to predict whether more restrictive legislation or regulations will be adopted in the future. Any future legislation or regulations could have a negative impact on its business, results of operations or prospects. Additionally, future contracts may impose even more stringent requirements on Clarke American, which could increase its operating costs, as well as interfere with the cost savings Clarke American is trying to achieve.

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

Clarke American may be unable to protect its rights in intellectual property, and third-party infringement or misappropriation may materially adversely affect its profitability.

Despite Clarke American’s efforts to protect its intellectual property, third parties may infringe or misappropriate Clarke American’s intellectual property or otherwise independently develop substantially equivalent products and services. In addition, the sale of products bearing trademarks or designs licensed from third parties accounts for a significant portion of Clarke American’s revenues. These license agreements typically provide for the retention of ownership of the tradename, know-how or other intellectual property by the licensor and the payment of a royalty to the licensor. In general, the term of each license is short, between two and three years, and some licenses may be terminated upon a change of control. Such licenses may not be available to Clarke American indefinitely or on terms that would allow it to continue to sell the licensed products profitably. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm Clarke American’s business and ability to compete. Clarke American relies on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect its trademarks, copyrights, software, inventions, trade secrets, know-how and other intellectual property. Clarke American may be required to spend significant resources to protect its trade secrets and monitor and police its intellectual property rights.

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

Clarke American is dependent upon third-party providers for significant information technology needs, and an interruption of services from these providers could materially adversely affect Clarke American’s operations.

Clarke American has entered into agreements with third-party providers for the licensing of certain software and the provision of information technology services, including software development and support services, and personal computer, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services or terminates a license or service, Clarke American would be adversely affected. Although Clarke American believes that information technology services and substantially equivalent software and services are available from numerous sources, a failure to perform or a termination by one or more of its service providers could cause a disruption in Clarke American’s business while it obtains an alternative source of supply and Clarke American may not be able to find such an alternative source on commercially reasonable terms, or at all.

Clarke American may experience processing errors or software defects that could harm its business and reputation.

Clarke American uses sophisticated software and computing systems to process check orders for its customers. Clarke American may experience difficulties in installing or integrating its technologies on platforms used by its clients. Furthermore, certain financial institution clients have integrated their systems with Clarke American’s, permitting Clarke American’s operators to effect certain operations directly into its financial institution clients’ customers’ accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

•	loss of clients;

•	additional development costs;

•	diversion of technical and other resources;

•	negative publicity; or

•	exposure to liability claims.

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

Clarke American may be subject to sales and other taxes, which could have adverse effects on its business.

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, Clarke American currently collects sales, use or other similar taxes in state and local jurisdictions where Clarke American has a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on Clarke American and other out-of-state companies which engage in remote or online commerce. Several U.S. states have taken various initiatives to prompt retailers to collect local and state sales taxes on purchases made over the Internet. Furthermore, tax law and the interpretation of constitutional limitations thereon are subject to change. In addition, any new operation of these businesses in states where they do not currently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that Clarke American must collect sales or other taxes beyond its current practices, it could have a material, adverse affect on Clarke American’s business.

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

In 2006, approximately 71% of Mafco Worldwide’s licorice sales and 10% of the Company’s consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Negative developments and trends within the tobacco industry, such as those described below, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Consumption of tobacco products worldwide has declined steadily for years.

Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years. Manufacturers of cigarettes are subject to regulation in the U.S. at the federal, state and local levels, as well as in foreign countries. Changing public attitudes toward tobacco products, a constant expansion of tobacco regulations in a number of countries and an increase in excise and other taxes on cigarettes have all contributed to this worldwide decline in consumption. U.S. production of chewing tobacco products has declined steadily for more than a decade. This decline has been partially offset by an increase in moist snuff volumes.

The tobacco industry has been the subject of increased governmental regulation in recent years, and this trend is likely to continue.

Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels. There has been a constant expansion of tobacco regulations in the U.S. since the early 1970s and this trend is likely to continue. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images and product constituent limitations. The sale and use of tobacco products has been subject to opposition from government and health officials in the U.S. for more than 40 years, and more recently in other countries due to claims that tobacco consumption is harmful to an individual’s health. In addition, the World Health Organization has identified smoking as a significant world health risk. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state, federal and foreign regulation of tobacco products have resulted in lower tobacco consumption, which is likely to continue in the future, and could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

The tobacco industry has been the subject of substantial litigation.

There has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. As a result of settlements of some of this litigation in the U.S., the cigarette companies in the U.S. significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. At this time Mafco Worldwide is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on its financial performance. Health-related litigation against the tobacco industry may increase, and Mafco Worldwide, as a supplier to the tobacco industry, may become party to such litigation regardless of the merit of any claim. This litigation, if successful, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Federal, state, local and foreign excise tax increases on tobacco products are likely to reduce demand for tobacco products.

In recent years, federal, state, local and foreign governments have increased or proposed increases to excise taxes on tobacco products as a means of both raising revenue and discouraging the consumption of such products. Substantial increases in excise taxes on tobacco products have reduced, and are likely to continue to reduce, the demand for tobacco products, which could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Changes in consumer preferences could decrease Mafco Worldwide’s revenues and cash flow.

Mafco Worldwide is subject to the risks of evolving consumer preferences and nutritional and health-related concerns. A portion of Mafco Worldwide’s revenues are derived from the sale of licorice to worldwide confectioners. To the extent that consumer preferences shift away from licorice flavored candy, operating results relating to the sale of licorice to worldwide confectioners could be impaired, which could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations. In addition, a portion of Mafco Worldwide’s revenues are derived from the sale of licorice derivatives to food processors for use as flavoring or masking agents, including Mafco Worldwide’s Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin, and other products and is identified in the U.S. as a natural flavor. To the extent that consumer preferences evolve away from products that use licorice derivatives, operating results relating to the sale of licorice derivatives could be impaired, which could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

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

Mafco Worldwide’s margins are also under pressure from consolidation in the retail food industry in many regions of the world. In the U.S., Mafco Worldwide’s customers may experience a shift in the channels where consumers purchase their products from the higher margin retail to the lower margin club and mass merchandisers. Such consolidation may significantly increase Mafco Worldwide’s customers’ costs of doing business and may further result in lower sales of its products and/or lower margins on sales.

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

In 2006, Mafco Worldwide’s ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 67% of its net revenues, with sales to Altria Group Inc. representing a significant portion of such net revenues. If Altria Group Inc. or any other of Mafco Worldwide’s significant customers were to stop purchasing licorice products from Mafco Worldwide, it would have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Many of Mafco Worldwide’s employees belong to labor unions and strikes, work stoppages and other labor disturbances could adversely affect Mafco Worldwide’s operations and could cause its costs to increase.

Mafco Worldwide is a party to a collective bargaining agreement with respect to its employees at the Camden, New Jersey facility. This agreement expires in May 2008. Disputes with regard to the terms of this agreement or Mafco Worldwide’s potential inability to negotiate an acceptable contract upon expiration of the existing contract could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, Mafco Worldwide could experience a significant disruption of its operations and higher ongoing labor costs. In addition, Mafco Worldwide’s collective bargaining agreements and labor laws may impair its ability to reduce labor costs by streamlining existing manufacturing facilities and in restructuring its business because of limitations on personnel and salary changes and similar restrictions.

Changes in Mafco Worldwide’s relationships with its suppliers could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Mafco Worldwide is dependent on its relationships with suppliers of licorice root. Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. Most of the licorice root Mafco Worldwide processes originates in Afghanistan, Pakistan, Iraq, Azerbaijan, Uzbekistan and Turkmenistan. During 2006, one of Mafco

Worldwide’s suppliers of licorice root supplied approximately 46% of its total root purchases. Mafco Worldwide also purchases licorice extracts and licorice derivatives from its joint venture facilities in China. During 2006, Mafco Worldwide’s purchases of intermediate extracts and licorice derivatives from its joint venture facilities in China represented approximately 63% of Mafco Worldwide’s total purchases of these products. If any material licorice root supplier or any other material supplier modifies its relationship with Mafco Worldwide or if Mafco Worldwide was not able to purchase intermediate extracts and derivatives from its joint venture facilities in China, such a loss, reduction or modification could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Most of the licorice root Mafco Worldwide processes originates in Afghanistan, Pakistan, Azerbaijan, Uzbekistan, and Turkmenistan. Producers of intermediary licorice extract are located primarily in the People’s Republic of China, Iraq and Central Asia. Mafco Worldwide’s joint venture facilities, a significant source of Mafco Worldwide’s licorice derivatives, are located in the People’s Republic of China. These countries and regions have, from time to time, been subject to political instability, corruption and violence. Economic, climatic or political instability in these countries and regions could result in reduced supply, material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import or export quotas, embargos, sanctions significant raw material price increases or exposure to liability under the Foreign Corrupt Practices Act and could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition. Furthermore, military action in Iraq and Afghanistan, increasing military tension involving Pakistan, as well as the terrorist attacks of September 11, 2001 and subsequent threats of terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the countries and regions from which Mafco Worldwide’s raw materials originate. Acts of terrorism and threats of armed conflicts in or around these countries and regions could adversely affect Mafco Worldwide’s business, results of operations and financial condition in ways the Company cannot predict at this time.

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

Mafco Worldwide’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 17% of Mafco Worldwide’s sales were from international operations in 2006. Mafco Worldwide’s primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro. Changes in currency exchange rates could also affect the relative prices at which Mafco Worldwide and its foreign competitors sell products in the same market. Adverse foreign currency fluctuations could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide is also exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to debt outstanding at December 31, 2006 would result in an increase to interest expense of approximately $0.5 million per year. Adverse interest rate changes could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Mafco Worldwide has in the past made, and intends to continue in the future to make, investments in research and development in order to enable Mafco Worldwide to identify and develop new products. The development process for new products can be lengthy. Despite investments in this area, Mafco Worldwide’s research and development may not result in the discovery or successful development of new products. The success of Mafco Worldwide’s new product offerings will depend on several factors, including its ability to:

•	accurately anticipate and properly identify its customers’ needs and industry trends;

•	price its products competitively;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	obtain necessary regulatory approvals;

•	differentiate its products from competitors’ products; and

•	use its research and development budget efficiently.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Clarke American

Clarke American is headquartered in San Antonio, Texas. Clarke American also operates a facility in New Braunfels, Texas, which houses manufacturing and contact center operations. This location serves as the headquarters for the Checks In The Mail and B2Direct brands. Clarke American’s principal properties are as follows:

Location	Use	Approximate Floor Space (Square Feet)	Leased/ owned status
Charlotte, NC	Printing	38,120	Leased
Charlotte, NC	Administration	4,906	Leased
Charlotte, NC	Contact Center	44,687	Leased
Columbus, OH (A)	Printing	24,023	Leased
Dallas, TX	Printing	37,252	Leased
Des Moines, IA	Printing	45,000	Leased
Jeffersonville, IN	Printing	101,332	Leased
Knoxville, TN (B)	Printing	10,356	Owned
Louisville, KY	Printing	50,000	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Orlando, FL (C)	Closed Facility	56,000	Leased
Phoenix, AZ	Printing	64,000	Leased
Salt Lake City, UT	Contact Center	18,120	Leased
Salt Lake City, UT	Contact Center	12,856	Leased
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Printing	39,600	Owned
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Administration	90,000	Leased
San Antonio, TX (D)	Administration	7,531	Leased
San Antonio, TX	Administration	2,137	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
Seattle, WA (E)	Printing	31,886	Leased
Syracuse, NY	Printing	28,055	Owned

(A)	Lease expired in January 2007. Property vacated.

(B)	Sold on January 8, 2007.

(C)	Property subleased, with both the sublease and original lease expiring on April 30, 2009.

(D)	Lease expired on December 31, 2006. Property vacated.

(E)	Lease expired on February 28, 2007. Property vacated.

Mafco Worldwide

Mafco Worldwide is headquartered in Camden, New Jersey. Mafco Worldwide’s principal properties are as follows:

Location	Use	Approximate Floor Space (Square Feet)	Leased/ Owned Status
Camden, NJ	Licorice manufacturing, warehousing and administration	390,000	Owned
Pennsauken, NJ	Warehousing	40,000	Leased
Camden, NJ	Warehousing	48,000	Leased
Gardanne, France	Licorice manufacturing and administration	48,900	Owned
Richmond, VA	Manufacturing and administration for non-licorice products	65,000	Owned

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

See Item 1. Business: Licorice Products -The Tobacco Industry; and Non-Operating Contingent Liability, Indemnification and Insurance Matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The M & F Worldwide common stock is listed on the New York Stock Exchange, Inc. (‘‘NYSE’’) under the symbol MFW. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the M & F Worldwide common stock on the NYSE based on published financial sources.

	High	Low
Calendar 2005
First Quarter	$14.64	$13.05
Second Quarter	13.52	12.40
Third Quarter	15.62	13.10
Fourth Quarter	17.75	15.38
Calendar 2006
First Quarter	$17.30	$14.13
Second Quarter	16.47	13.27
Third Quarter	17.62	14.70
Fourth Quarter	26.17	14.96

The number of holders of record of the M & F Worldwide common stock as of March 1, 2007 was 5,530.

M & F Worldwide has not paid any cash dividend on the M & F Worldwide common stock to date and does not intend to pay regular cash dividends on the M & F Worldwide common stock. M & F Worldwide’s Board of Directors will review M & F Worldwide’s dividend policy from time to time in light of M & F Worldwide’s results of operations and financial position and such other business considerations as the Board of Directors considers relevant. Mafco Worldwide’s credit agreement and Clarke American’s credit agreement and indenture limit Mafco Worldwide’s and Clarke American’s respective ability to pay dividends to M & F Worldwide, which in turn may limit the ability of M & F Worldwide to pay dividends. See Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and the notes to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During the fourth quarter of 2006, M & F Worldwide did not repurchase any of its equity securities.

The Chief Executive Officer of M & F Worldwide certified to the NYSE in June 2006 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Common Stock Performance

The graph and table set forth below present a comparison of cumulative stockholder return through December 31, 2006, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2001 in each of (i) the M & F Worldwide common stock, (ii) the S&P 500 Composite Index (the ‘‘S&P 500 Index’’), (iii) Deluxe Corporation common stock, (iv) John H. Harland Company common stock and (v) R.R. Donnelley & Sons Co. common stock.

Comparison of Cumulative Total Return Among Company Common Stock, the S&P 500 Index, Deluxe Corporation Common Stock, John H. Harland Company Common Stock and R.R. Donnelley & Sons Co. Common Stock

Value of Initial Investment	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
M & F Worldwide Corp.	$100.00	$125.58	$310.70	$316.74	$379.53	$587.44
S&P 500 Index	$100.00	$77.90	$100.25	$111.15	$116.61	$135.03
Deluxe Corporation	$100.00	$104.60	$106.29	$99.52	$83.82	$74.30
John H. Harland Company	$100.00	$101.29	$126.71	$169.98	$179.59	$243.73
R.R. Donnelley & Sons Co.	$100.00	$76.15	$110.10	$133.14	$133.01	$142.54

Item 6.	Selected Financial Data

The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2006.

On December 15, 2005, the Company purchased 100% of the issued and outstanding shares of Novar, which was the predecessor to Clarke American. The Company includes the accounts and results of Clarke American’s operations from this date in its consolidated results.

On April 19, 2001, the Company acquired a majority interest in Panavision, Inc. (‘‘Panavision’’). On December 3, 2002, the Company divested itself of Panavision pursuant to a settlement of certain shareholder litigation relating to the 2001 acquisition. The Company presents the results of Panavision’s operations from April 19, 2001 until December 3, 2002 as discontinued operations.

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Company’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005(a)	2004	2003	2002
	(in millions, except per share amounts)
Statement of Income Data:
Net revenues	$722.0	$121.4	$93.4	$95.7	$96.9
Cost of revenues	440.5	66.5	45.1	46.3	47.3
Gross profit	281.5	54.9	48.3	49.4	49.6
Selling, general and administrative expense	164.0	21.4	17.2	16.3	13.6
Operating income	117.5	33.5	31.1	33.1	36.0
Interest income	2.7	3.5	1.3	1.2	0.3
Interest expense	(68.0)	(5.0)	(3.6)	(4.0)	(5.0)
Other income (expense), net	—	3.9	—	2.8	(0.5)
Income from continuing operations before income taxes	52.2	35.9	28.8	33.1	30.8
Provision for income taxes	16.0	11.9	3.6	10.5	12.2
Income from continuing operations	36.2	24.0	25.2	22.6	18.6
Gain from operations of discontinued business, net of taxes of $0.6 and $0.2 in 2003 and 2002, respectively (including gain on disposal of $17.6 in 2002)	—	—	—	0.6	5.5
Net income	36.2	24.0	25.2	23.2	24.1
Preferred stock dividends	—	—	—	—	(0.3)
Net income available to shareholders	$36.2	$24.0	$25.2	$23.2	$23.8
Basic earnings per common share:
Undistributed earnings from continuing operations	$1.82	$1.25	$1.35	$1.23	$0.71
Undistributed earnings from discontinued operations	—	—	—	0.04	0.21
Total common stock	$1.82	$1.25	$1.35	$1.27	$0.92
Diluted earnings per common share:
Undistributed earnings from continuing operations	$1.78	$1.21	$1.26	$1.18	$0.71
Undistributed earnings from discontinued operations	—	—	—	0.03	0.21
Total common stock	$1.78	$1.21	$1.26	$1.21	$0.92
Basic and diluted earnings per preferred share:
Distributed earnings	$—	$—	$—	$—	$0.04
Undistributed earnings from continuing operations	—	—	—	—	0.71
Undistributed earnings from discontinued operations	—	—	—	—	0.21
Total preferred stock	$—	$—	$—	$—	$0.96

	December 31,
	2006	2005(a)	2004	2003	2002
	(in millions)
Balance Sheet Data:
Total assets	$1,459.9	$1,462.1	$376.5	$382.4	$373.2
Long-term debt including current portion and short-term borrowings(b)	692.7	733.2	—	34.6	60.4
Stockholders’ equity	410.5	361.4	340.2	304.7	274.1

(a)	Includes the results of operations of Clarke American from the date of its acquisition on December 15, 2005.

(b)	Includes capital leases of $4.6 million and $6.1 million at December 31, 2006 and 2005, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. ‘‘Selected Financial Data’’ and the M & F Worldwide consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

The Company has two business lines, which are operated by Clarke American and Mafco Worldwide. Clarke American’s business is providing checks and related products and direct marketing services. Clarke American’s two business segments are the Financial Institution segment (84% of its revenues for the year ended December 31, 2006) and the Direct to Consumer segment (16% of its revenues for the year ended December 31, 2006). Through the Financial Institution segment, Clarke American serves financial institution clients. Through the Direct to Consumer segment, Clarke American serves individual consumers and commercial institutions.

Mafco Worldwide’s business is the production of licorice products for sale to the tobacco, food, pharmaceutical and confectionery industries (which is the Company’s Licorice Products segment).

John H. Harland Transaction

On December 19, 2006, the Company entered into the Merger Agreement with Harland pursuant to which, upon the terms and subject to the conditions set forth therein, a wholly owned subsidiary of the Company will merge with and into Harland, with Harland continuing after the Merger as the surviving corporation and as a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, each outstanding share of common stock of Harland will be converted into the right to receive $52.75 in cash, representing an approximate transaction value of $1.7 billion. The Merger Agreement and the Merger have been approved by the boards of directors of both the Company and Harland. The Merger is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act, and approval by Harland’s shareholders.

Harland is a Georgia corporation incorporated in 1923. Harland is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc., a wholly owned subsidiary of Harland. Another subsidiary, Scantron Corporation, is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets. Harland serves its major markets through three primary business segments: Printed Products, Software & Services and Scantron.

The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances involving a competing proposal, Harland may be required to pay the Company a termination fee of $52.5 million. If the Merger Agreement is terminated in certain circumstances due to a failure to obtain the requisite HSR Act clearance, the Company has agreed to pay Harland a termination fee of $52.5 million and up to an additional $12.0 million with respect to certain retention bonuses.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to obtaining the requisite approval of Harland’s shareholders, solicitation of competing acquisition proposals and Harland’s conduct of its business between the date of the signing of the Merger Agreement and the closing of the Merger.

In connection with the Merger, the Company expects to incur additional indebtedness to be issued by Clarke American, the proceeds of which, together with cash on hand, will be used to finance the approximate $1.7 billion purchase price, to refinance existing Clarke American and Harland debt and to pay related premiums, fees and other expenses.

The Clarke American Acquisition

On October 31, 2005, M & F Worldwide and Honeywell entered into a stock purchase agreement in which M & F Worldwide agreed to purchase 100% of the capital stock of Novar, a wholly owned subsidiary of Honeywell and the indirect parent of the business of Clarke American, for a cash purchase price of $800.0 million. In connection with the Clarke American Acquisition, M & F Worldwide formed CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide.

The business of Clarke American was owned by Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. In connection with the Clarke American Acquisition, Novar and its subsidiaries completed a series of merger transactions to eliminate certain intermediate holding companies. Concurrent with the Clarke American Acquisition, Novar and CA Investment Corp. completed a series of merger transactions, with CA Investment Corp. as the surviving entity. On December 15, 2005, CA Investment Corp. purchased 100% of the capital stock of Novar and was renamed ‘‘Clarke American Corp.’’

In connection with closing the Clarke American Acquisition, to fund the purchase price and approximately $22.5 million of expenses for the Clarke American Acquisition and the related financings:

•	Mafco Worldwide borrowed $110.0 million under a new senior secured term loan;

•	M & F Worldwide used $95.3 million of cash and cash equivalents and proceeds from the sale of marketable securities;

•	Clarke American entered into a term loan facility with an aggregate principal amount at maturity of $440.0 million, receiving proceeds of $437.8 million;

•	Clarke American borrowed $4.2 million under its revolving credit facility; and

•	Clarke American issued $175.0 million of 11.75% Senior Notes due 2013 (the ‘‘Senior Notes’’).

As a result of the higher leverage, the Company’s interest expense is and will be significantly higher since the completion of the Clarke American Acquisition.

The Company accounted for the Clarke American Acquisition as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, which resulted in valuations for Clarke American’s consolidated assets and liabilities based on fair values as of the date of the Clarke American Acquisition. The allocation of the purchase price in the Clarke American Acquisition results in higher depreciation and amortization expense in the periods following the Clarke American Acquisition compared to prior periods.

In connection with the Clarke American Acquisition, Honeywell agreed to indemnify the Company for losses caused by breaches of Honeywell’s representations, warranties and covenants, pre-closing taxes and other specified matters described in the stock purchase agreement. Claims for breaches of representations and warranties must have been made by the Company by December 15, 2006 and were generally subject to a deductible basket of $8.0 million and a cap of $160.0 million. No such claims were made. Claims related to certain environmental matters, taxes and the capitalization of Novar and its subsidiaries survive for longer periods of time and are not subject to any deductible basket or cap. Certain representations regarding corporate authorization of the transactions, capitalization, the sophistication of the parties and the nonreliance of the parties on the matters beyond those set forth in the stock purchase agreement survive indefinitely. Covenant breaches and other indemnification events in the stock purchase agreement are not subject to a deductible basket or a cap.

Clarke American is one of the largest providers of checks and related products and services in the U.S. based on revenues, and Clarke American is a leading provider of direct marketing services to financial institutions. Clarke American serves financial institutions through the Clarke American and Alcott Routon brands and consumers and businesses directly through the Checks In The Mail and B2Direct brands. Clarke American has an industry leading reputation for quality and has won several third party and customer awards.

Clarke American’s two business segments are the Financial Institution segment (approximately 84% of its revenues for the year ended December 31, 2006) and the Direct to Consumer segment

(approximately 16% of its revenues for the year ended December 31, 2006). Customers ordering through the Financial Institution segment order checks from Clarke American’s financial institution clients, and Clarke American manages that check order process on their behalf. The Direct to Consumer segment serves customers who prefer to order checks directly from a check provider.

Licorice Products

Mafco Worldwide is the world’s largest producer of licorice products. Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts and derivatives produced by its joint venture facilities in China and others and certain other ingredients at its facilities in the U.S., France and the People’s Republic of China.

Approximately 71% of Mafco Worldwide’s licorice sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quality used by each brand is an important element in the brand’s quality. In addition, Mafco Worldwide manufactures and sells natural products for use in the tobacco industry.

Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years. Manufacturers of cigarettes are subject to regulations in the U.S. at the federal, state and local levels, as well as in foreign countries. Changing public attitudes toward tobacco products, a constant expansion of tobacco regulations in a number of countries and an increase in excise and other taxes on cigarettes have all contributed to this worldwide decline in consumption. The U.S. production of chewing tobacco products has declined steadily for more than a decade. This decline has been partially offset by an increase in moist snuff volumes. Mafco Worldwide also sells licorice worldwide to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring and masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin and other products. Although Mafco Worldwide’s licorice sales to its confectionary customers have experienced a decline in recent years, Magnasweet sales to food, cosmetic and pharmaceutical customers, have experienced some growth and added to Mafco Worldwide’s overall sales stability for its licorice products. One important facet of Mafco Worldwide’s business strategy is to focus on growing its business through sales of licorice-derived products for use in non-tobacco-related applications. Mafco Worldwide is devoting a substantial portion of its research and development efforts to Magnasweet and its potential food and beverage applications as well as to finding additional uses for components of licorice extract in cosmetic and pharmaceutical products.

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

Economic and Other Factors Affecting the Businesses of the Company

Clarke American

While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Clarke American believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the U.S.

The financial institution outsourcing services industry is highly competitive and fragmented with quality and breadth of service offerings and strength of customer relationships among the key competitive factors. Within this category, Clarke American competes with large outsourcing service providers that offer a wide variety of services including those that compete with Clarke American’s primary offerings — specifically payment services, marketing services, and teleservices. There are also other competitors that specialize in providing one or more of these services.

The Financial Institution segment’s operating results are also modestly impacted by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also impacts revenues through the number of new checking accounts being opened. To a lesser degree, business confidence impacts a portion of the Financial Institution segment.

The Direct to Consumer segment’s operating results are also driven by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also impacts revenues through the number of new checking accounts opened.

Mafco Worldwide

Developments and trends within the tobacco industry may have a material effect on the operations of Mafco Worldwide. Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years. Manufacturers of cigarettes are subject to regulation in the U.S. at the federal, state and local levels, as well as in foreign countries. Changing public attitudes toward tobacco products, an increase in excise and other taxes on cigarettes and a constant expansion of tobacco regulations in a number of countries have contributed significantly to this worldwide decline in consumption. Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. Domestic consumption of chewing tobacco products has declined by approximately 5% to 6% per year over the past five years. Moist snuff consumption has increased approximately 3% to 4% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco.

Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels, as well as in foreign countries. Together with changing public attitudes toward tobacco products, a constant expansion of tobacco regulations worldwide has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images, product constituent limitations and a general increase in taxes.

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

Critical Accounting Policies and Estimates

The Company reviews its accounting policies on a regular basis. The Company makes estimates and judgments as part of its financial reporting that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, investments, intangible assets, pensions, income taxes, contingencies and litigation, as well as other assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from the assumed outcomes. The Company believes the following critical accounting policies affect its more significant judgments and estimates.

Inventories   —   The majority of the Company’s inventories consists of licorice raw materials. Licorice raw materials have an infinite life as long as they are kept dry; therefore the Company has not been required to establish an obsolescence reserve for licorice. A reserve for the value of the products has not been necessary based on the Company’s lower of cost or market analysis. The Company determines cost principally by the first-in, first-out method, with the exception of Clarke American’s finished goods inventories purchased from external suppliers, which are stated at moving average cost and inventories manufactured internally by Clarke American, which are stated at average cost. The Company also ensures that storage facilities where the raw materials are inventoried are properly safeguarded and maintained to preserve its characteristics.

Prepaid Rebates   —   Clarke American has contracts with certain financial institution clients that require prepayment of rebates. The prepaid rebates are amortized on a straight-line basis over the terms of the respective contracts as a reduction of revenue. This accounting method conforms with the guidance provided by the Emerging Issues Task Force Item No. 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product).’’ The contracts generally allow Clarke American to recoup portions of these prepayments in the event that a contract is terminated early. Any amounts repaid would represent the original prepayment adjusted to consider the number of unexpired contract periods. The unamortized prepaid rebates balance is included in other assets in the Company’s consolidated balance sheets.

Advertising   —   Direct-response advertising is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of inserts that include order coupons for Checks in the Mail’s products and are amortized for a period of up to 18 months. Certain custom advertising pieces for Clarke American have been capitalized and are amortized over 30 months following their distribution. Amortization is charged to match the advertising expense with the related revenue streams. Other advertising activities include product catalogs and price sheets, which are expensed when issued to Clarke American’s financial institution clients for use.

Income Taxes   —   The Company estimates actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. The balance of the valuation allowance at December 31, 2006, was $3.1 million. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

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

Goodwill and Acquired Intangible Assets — Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

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

The Company measures impairment of its indefinite-lived intangible assets, which consist of product formulations and certain tradenames and trademarks, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management in determining the fair value of the Company’s reporting units and its indefinite lived intangible assets. There is inherent subjectivity involved in estimated future cash flows. These estimates are susceptible to change from period to period because management must make assumptions about future cash flows, profitability, terminal values and other items. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite lived intangible assets in future periods.

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

The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and outside experts (such as lawyers), as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. The Company has not recognized any liability in its financial statements for matters covered by indemnification agreements. The Company considers these obligations to be those of third-party indemnitors and monitors their financial positions to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon the indemnitors’ active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery related to those liabilities, the Company believes that the likelihood of failing to obtain reimbursement of amounts covered by indemnification is remote. See Item 1. Business — The Tobacco Industry and — Non-Operating Contingent Liability, Indemnification and Insurance Matters; Item 3. Legal Proceedings; and Note 19 — Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Pensions   —   The Company sponsors defined benefit pension plans, which cover certain current and former employees of the Company who meet eligibility requirements. The Company’s actuarial consultants use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant difference with the amount of pension income/expense and asset/liability that the Company recorded.

Derivatives   —   The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’

FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 in the first quarter of 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the anticipated impact of SFAS No. 157 on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated results of operations and financial position.

Off-Balance Sheet Arrangements

It has not been the Company’s practice to enter into off-balance sheet arrangements. In the normal course of business the Company periodically enters into agreements that incorporate general indemnification language. These indemnifications encompass such items as intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such indemnifications, and the Company does not expect any material adverse claims in the future.

The Company is not engaged in any transactions, arrangements or other relationships with any unconsolidated entity or other third party that is reasonably likely to have a material effect on its consolidated results of operations, financial position or liquidity. In addition, the Company has not established any special purpose entity.

Consolidated Operating Results

In the tables below, numbers are in millions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

On December 15, 2005, the Company acquired Clarke American. Accordingly the results of Clarke American are included in the Company’s results of operations from that date. Since December 15, 2005, the Company has operated in three business segments: (a) the Financial Institution segment, through which Clarke American provides checks and related products and direct marketing services to financial institutions; (b) the Direct to Consumer segment, through which Clarke American provides checks and related products and services and treasury management supplies directly to consumers and businesses; and (c) the Licorice Products segment, through which Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients, which products are sold primarily to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Corporate expenses are expenses of the Company that are not directly attributable to the operating businesses including, among other things, expenses incurred in connection with being a public company.

Net revenues:

	Year Ended December 31,		Change
	2006	2005	$
Financial Institution	$523.0	$20.3	$502.7
Direct to Consumer	100.9	3.8	97.1
Licorice Products	98.1	97.3	0.8
Net revenues	$722.0	$121.4	$600.6

Total net revenues increased by $600.6 million to $722.0 million in the 2006 period from $121.4 million in the 2005 period. Net revenues from both the Financial Institution and Direct to Consumer segment increased significantly due to a full year of results in 2006 versus 17 days in 2005. Net revenues from the Licorice Products segment increased by $0.8 million, or 0.8% from $97.3 million to $98.1 million. Magnasweet and licorice derivative sales increased $1.1 million in 2006 versus 2005 on higher shipment volumes. Sales to the worldwide tobacco industry for licorice and non-licorice products declined $1.7 million in 2006 compared to 2005 as a result of lower shipment volumes due to a decrease in cigarette consumption in certain markets and a decline in shipment volumes of non-licorice products to the worldwide tobacco industry. Sales of licorice products to confectionary and other customers declined by $0.5 million on lower shipment volumes in 2006 versus 2005. Mafco Worldwide’s sales of raw materials to its joint venture in China increased by $1.9 million to $2.5 million in 2006 versus $0.6 million in 2005.

Cost of revenues:

	Year Ended December 31,		Change
	2006	2005	$
Financial Institution	$327.7	$14.8	$312.9
Direct to Consumer	62.0	2.6	59.4
Licorice Products	50.8	49.1	1.7
Cost of revenues	$440.5	$66.5	$374.0

Cost of revenues was $440.5 million in the 2006 period and $66.5 million in the 2005 period, an increase of $374.0 million. Cost of revenues from both the Financial Institution and Direct to Consumer segment increased significantly due to a full year of results in 2006 versus 17 days in 2005.

Cost of revenues for Clarke American’s segments includes a non-recurring charge of $1.3 million and $1.8 million in 2006 and 2005, respectively, related to amortizing a fair value adjustment of $3.1 million to inventories in connection with the Clarke American Acquisition.

Cost of revenues for the Licorice Products segment was $50.8 million in the 2006 period and $49.1 million in the 2005 period, an increase of $1.7 million, or 3.5%. The increase in cost of revenues for the Licorice Products segment was due to the increase in sales as well as substantially higher energy, raw materials and other manufacturing costs in the 2006 period versus the 2005 period. Cost of revenues as a percentage of revenues for the Licorice Products segment was 51.8% in the 2006 period as compared to 50.5% in the 2005 period.

Selling, general and administrative expenses:

	Year Ended December 31,		Change
	2006	2005	$
Financial Institution	$118.5	$5.0	$113.5
Direct to Consumer	28.7	1.0	27.7
Licorice Products	11.6	11.5	0.1
Corporate	5.2	3.9	1.3
SG&A expenses	$164.0	$21.4	$142.6

Selling, general and administrative expenses were $164.0 million in the 2006 period and $21.4 million in the 2005 period, an increase of $142.6 million. Selling, general and administrative expenses from both the Financial Institution and Direct to Consumer segments increased significantly due to a full year of results in 2006 versus 17 days in 2005. Selling, general and administrative expenses from the Licorice Products segment were $11.6 million in 2006 and $11.5 million in 2005, a slight increase of $0.1 million. Corporate expenses increased to $5.2 million in 2006, from $3.9 million in 2005 mainly due to the increase in management fees in 2006.

Interest income:

	Year Ended December 31,		Change
	2006	2005	$
Interest income	$2.7	$3.5	$(0.8)

Interest income was $2.7 million in the 2006 period and $3.5 million in the 2005 period. The decrease was due mainly to lower cash balances available for investment in cash equivalents and marketable securities in the 2006 period compared to 2005 period. The decrease in average cash equivalent and marketable securities balances in 2006 period as compared to 2005 period was primarily due to the use of a significant portion of cash in December 2005 in connection with the Clarke American Acquisition.

Interest expense:

	Year Ended December 31,		Change
	2006	2005	$
Interest expense	$68.0	$5.0	$63.0

Interest expense was $68.0 million in the 2006 period and $5.0 million in the 2005 period. The increase was due to indebtedness incurred in December 2005 to finance the Clarke American Acquisition. A fee of $1.5 million was incurred in 2005 for a bridge loan commitment obtained by the Company in connection with the financing of the Clarke American Acquisition.

Other income (expense), net:

	Year Ended December 31,		Change
	2006	2005	$
Other income (expense), net	$—	$3.9	$(3.9)

There were no significant items in other income (expense), net in the 2006 period. Other income (expense), net was $3.9 million in the 2005 period. In the 2005 period, income of $3.0 million was recognized for a gain on the sale of marketable securities and $0.9 million related to settlement of litigation.

Provision for income taxes:

	Year Ended December 31,		Change
	2006	2005	$
Provision for income taxes	$16.0	$11.9	$4.1

The provision for income taxes as a percentage of pre-tax income was 30.7% in the 2006 period and 33.2% in the 2005 period. The effective income tax rate in 2006 reflects a $1.6 million net reduction of reserves for federal and state taxes related to the resolution of uncertainties and a $2.8 million deferred tax benefit in connection with a change in the state tax rate due to new legislation. The effective income tax rate in 2005 reflects a $1.0 million reduction in the valuation allowance related to the utilization of capital loss carryforwards in connection with the sale of marketable securities and a $1.5 million reduction of reserves for federal and state taxes related to the resolution of uncertainties.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenues:

	Year Ended December 31,		Change
	2005	2004	$
Financial Institution	$20.3	$—	$20.3
Direct to Consumer	3.8	—	3.8
Licorice Products	97.3	93.4	3.9
Net revenues	$121.4	$93.4	$28.0

Total net revenues increased by $28.0 million, or 30.0% to $121.4 million in the 2005 period from $93.4 million in the 2004 period. Net revenues for the Financial Institution and Direct to Consumer segments included in the 2005 period were $20.3 million and $3.8 million, respectively. Net revenues from the Licorice Products segment increased by $3.9 million, or 4.2% from $93.4 million to $97.3 million. The increase resulted from higher domestic sales to the international tobacco industry of $1.3 million and increased domestic sales to the tobacco industry in the U.S. of $1.6 million. The increase was due to major customers returning to historical order patterns after completing restructurings of their operations between domestic and foreign facilities. Other licorice and non-licorice domestic revenues decreased by $0.1 million in the 2005 period compared to the 2004 period and the segment’s foreign revenues increased by $1.1 million due principally to higher volume.

Cost of revenues:

	Year Ended December 31,		Change
	2005	2004	$
Financial Institution	$14.8	$—	$14.8
Direct to Consumer	2.6	—	2.6
Licorice Products	49.1	45.1	4.0
Cost of revenues	$66.5	$45.1	$21.4

Cost of revenues was $66.5 million in the 2005 period and $45.1 million in the 2004 period, an increase of $21.4 million. Cost of revenues for the Financial Institution and Direct to Consumer segments included in the 2005 period were $14.8 million and $2.6 million, respectively. The cost of revenues for Clarke American’s segments includes a non-recurring charge of $1.8 million related to amortizing a fair value adjustment of $3.1 million to inventories in connection with the Clarke American Acquisition, the balance of which the Company charged to cost of revenues in 2006.

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

Selling, general and administrative expenses:

	Year Ended December 31,		Change
	2005	2004	$
Financial Institution	$5.0	$—	$5.0
Direct to Consumer	1.0	—	1.0
Licorice Products	11.5	12.7	(1.2)
Corporate	3.9	4.5	(0.6)
SG&A expenses	$21.4	$17.2	$4.2

Selling, general and administrative expenses were $21.4 million in the 2005 period and $17.2 million in the 2004 period, an increase of $4.2 million, or 24.4%. Selling, general and administrative expenses for the Financial Institution and Direct to Consumer segments included in the 2005 period were $5.0 million and $1.0 million, respectively. Selling, general and administrative expenses from the Licorice Products segment were $11.5 million in 2005 and $12.7 million in 2004, a decrease of $1.2 million. The decrease in the Licorice Products segment was due primarily to lower professional fees in the 2005 period. Corporate expenses decreased to $3.9 million in 2005, from $4.5 million in 2004 due to lower professional fees in 2005.

Interest income:

	Year Ended December 31,		Change
	2005	2004	$
Interest income	$3.5	$1.3	$2.2

Interest income was $3.5 million in the 2005 period and $1.3 million in the 2004 period. The increase was due mainly to higher interest rates and increased cash balances available for investment in cash equivalents and marketable securities in the 2005 period.

Interest expense:

	Year Ended December 31,		Change
	2005	2004	$
Interest expense	$5.0	$3.6	$1.4

Interest expense was $5.0 million in the 2005 period and $3.6 million in the 2004 period. The increase was due to indebtedness incurred in December 2005 to finance the Clarke American Acquisition. Interest expense for the 2005 period includes a $1.5 million fee for a bridge loan commitment obtained by the Company in connection with the financing of the Clarke American Acquisition.

Other income (expense), net:

	Year Ended December 31,		Change
	2005	2004	$
Other income (expense), net	$3.9	$—	$3.9

Other income (expense), net was $3.9 million in the 2005 period. There were no significant items in other income (expense), net in the 2004 period. In the 2005 period, income of $3.0 million was recognized for a gain on the sale of marketable securities and $0.9 million related to settlement of litigation.

Provision for income taxes:

	Year Ended December 31,		Change
	2005	2004	$
Provision for income taxes	$11.9	$3.6	$8.3

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

Registration Rights Agreement

MCG and the Company are parties to a registration rights agreement (as amended, the ‘‘Company/MCG Registration Rights Agreement’’) providing MCG with the right to require the Company to use its best efforts to register under the Securities Act, and the securities or blue sky laws of any jurisdiction designated by MCG, all or a portion of the issued and outstanding shares of M & F Worldwide common stock owned by MCG (the ‘‘Registrable Shares’’). Such demand rights are subject to the conditions that the Company is not required to (1) effect a demand registration more than once in any 12-month period, (2) effect more than one demand registration with respect to the Registrable Shares, or (3) file a registration statement during periods (not to exceed three months) (a) when the Company is contemplating a public offering, (b) when the Company is in possession of certain material non-public information, or (c) when audited financial statements are not available and their inclusion in a registration statement is required. In addition, and subject to certain conditions described in the Company/MCG Registration Rights Agreement, if at any time the Company proposes to register under the Securities Act an offering of common stock or any other class of equity securities, then MCG will have the right to require the Company to use its best efforts to effect the registration under the Securities Act and the securities or blue sky laws of any jurisdiction designated by MCG of all or a portion of the Registrable Shares as designated by MCG. The Company is responsible for all expenses relating to the performance of, or compliance with, the Company/MCG Registration Rights Agreement except that MCG is responsible for underwriters’ discounts and selling commissions with respect to the Registrable Shares it sells.

Affiliated Payments

During 2006, 2005, and 2004, three executive officers of the Company were executives of Holdings. The Company did not compensate such executive officers, but, in 2006, 2005 and 2004, the Company paid to Holdings $3.25 million, $1.5 million and $1.5 million, respectively, for the value of the services provided by such officers to the Company and charged that amount to selling, general and administrative expense. The current Management Services Agreement, pursuant to which Holdings provides the services of the three executive officers, as well as additional advisory, transactional, legal, risk management, tax and accounting services to the Company in exchange for a management service fee of $5.0 million annually since July 1, 2006, expires on December 31, 2008; provided that the term automatically extends for successive one year periods unless either party provides notice prior to the term. The prior management services agreement that was in effect through June 30, 2006 provided for an annual fee of $1.5 million.

The Company participates in Holdings’ directors and officer’s insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2006, the Company recorded prepaid expenses and other assets of $1.2 million and $2.4 million relating to the directors and officers insurance program. At December 31, 2005, the Company recorded prepaid expenses and other assets of $1.3 million and $3.6 million relating to the directors and officers insurance program. The Company paid $2.7 million to Holdings in 2005 under the insurance program. No payments to Holdings were made in 2006 under the insurance program.

Liquidity and Capital Resources

The Company’s Consolidated Liquidity Position

Net cash provided by operating activities was $106.2 million, $44.5 million and $21.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in net cash provided by operating activities of $61.7 million in 2006 as compared to 2005 was primarily due to a full year of operations for Clarke American in 2006 versus 17 days in 2005. Cash provided by operating activities attributable to Clarke American was $79.2 million for the full year 2006, versus $4.3 million for the period subsequent to the acquisition date in 2005. The following items offset this increase in part: (a) changes in working capital, including Mafco Worldwide’s inventory, (b) higher interest payments due to the indebtedness incurred by Mafco Worldwide in December 2005, and (c) higher tax payments. As of December 31, 2005, the Company had approximately $12.3 million of U.S. federal net operating loss carryforwards. The Company utilized the balance of these tax benefits in 2006 and became a regular taxpayer. The increase in net cash provided by operating activities of $22.8 million in 2005 as compared to 2004 was primarily caused by the changes in the components of working capital, primarily a decrease in accounts receivable and inventories, the recording of higher current and deferred income taxes which did not affect cash flows.

Net cash used in investing activities in 2006 was $48.6 million and results primarily from the Company’s investment of $30.0 million of available cash in high quality marketable securities, consisting of auction rate debt securities, to enhance its income, capital expenditures and payments for professional fees related to the Harland Acquisition. Capital expenditures increased from 2005 to 2006 due to the inclusion of a full year for Clarke American in 2006. Net cash used in investing activities in 2005 was $802.9 million and results primarily from the Clarke American Acquisition on December 15, 2005. In addition, during part of 2005, the Company invested available cash in high quality marketable securities to enhance its income. Net cash used in investing activities in 2004 was comprised of contributions of $4.2 million for the investment in a Chinese joint venture and $1.6 million for capital expenditures.

Net cash used in financing activities in 2006 was $46.8 million which primarily represents the payments made by Clarke American and Mafco Worldwide as a result of scheduled and optional debt repayments of $27.8 million and $18.1 million, respectively. Net cash provided by financing activities in 2005 was $707.6 million which primarily represents the incurrence of debt to finance the Clarke American Acquisition. Net cash used in financing activities in 2004 totaled $27.6 million as a result of scheduled debt repayments of $15.6 million, including an excess cash flow payment of $8.3 million, and an early repayment of Mafco Worldwide’s remaining outstanding debt of $19.0 million, partially offset by cash provided from the exercise of stock options and related tax benefits of $6.2 million and a capital contribution of $0.8 million.

Although there can be no assurance, the Company believes that its cash and cash equivalents, borrowings available under the Clarke American and Mafco Worldwide credit agreements (as further discussed below) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future. In connection with the Harland Acquisition, the Company expects to incur additional indebtedness to be issued by Clarke American, the proceeds of which, together with cash on hand, will be used to finance the approximately $1.7 billion purchase price of the Harland Acquisition, to refinance existing Clarke American and Harland debt and to pay related premiums, fees and other expenses. The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including the Company’s new indebtedness currently anticipated to be incurred in connection with the Harland Acquisition, and cash on hand will be adequate to complete the Harland Acquisition and pay related transaction expenses and to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy the Company’s working capital requirements for at least the next twelve months.

M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $19.8 million in cash and cash equivalents and $30.0 million in marketable securities as of December 31, 2006. M & F Worldwide is considering various alternatives for the application of its cash and cash equivalents on hand. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and marketable securities on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions, as further discussed below. Under both Clarke American’s and Mafco Worldwide’s respective credit agreements and under Clarke American’s indenture, neither Mafco Worldwide nor Clarke American may: (a) pay a dividend on, make a payment on account of the purchase, redemption or retirement of, or make any other distribution on any share of any class of their respective capital stock; (b) loan or advance funds to M & F Worldwide except for a maximum amount (as set forth in each credit agreement and indenture) necessary to maintain M & F Worldwide’s corporate existence and other out-of-pocket expenses in the ordinary course of business resulting from the Company’s status as a public company; or (c) pay any management or administrative fee to M & F Worldwide or pay a salary, bonus or other form of compensation to any person who is a significant stockholder or executive officer of M & F Worldwide, unless it complies with restrictions set forth in its respective debt agreements. During the year ended December 31, 2006, M & F Worldwide received cash dividend payments in the amount of $1.5 million and $1.75 million from Clarke American and Mafco Worldwide, respectively, to cover certain public company related expenses.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2006, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Contractual Obligations
Long-term debt obligations, including current portion(1)	$689.9	$46.7	$64.8	$403.4	$175.0
Interest on long-term debt(1)	310.9	61.0	115.6	93.2	41.1
Capital lease obligations	5.1	1.6	3.2	0.3	—
Operating lease obligations(2)	42.0	8.3	15.5	10.7	7.5
Purchase obligations(3)	127.9	53.5	53.4	19.0	2.0
Other long-term liabilities(4)	15.2	5.4	7.7	0.7	1.4
	$1,191.0	$176.5	$260.2	$527.3	$227.0

(1)	Long-term debt obligations and interest on long-term debt consist of principal and interest payments on Mafco Worldwide’s credit facility, Clarke American’s credit facility, the Clarke American Senior Notes and $1.0 million of other indebtedness. Principal payments due in less than 1 year of $46.7 million include $26.4 million for Clarke American’s 2006 excess cash flow payment that was paid in the first quarter 2007. Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2006, with the following exceptions: (a) effective July 1, 2009, the $150.0 million notional amount of Clarke American’s hedge increases to the rate in effect at December 31, 2006, and (b) effective March 19, 2008, the $50.0 million notional amount of Mafco Worldwide’s hedge increases to the rate in effect at December 31, 2006. The payments noted above also assume that the level of borrowing under the Clarke American and Mafco Worldwide revolving credit facilities remain at zero, as they were on December 31, 2006, and all mandatory payments are made.

(2)	Operating lease obligations are further discussed in Note 19 to the accompanying consolidated financial statements.

(3)	Purchase obligations include vendor commitments for information technology services, advertising, payments due under royalty agreements and raw material purchase obligations. Clarke American and Mafco Worldwide routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligation presented here, as their business partners typically allow them to cancel these purchase orders as necessary to accommodate business needs.

(4)	Other long-term liabilities consist primarily of amounts due for supplemental retirement benefits, restructuring reserves, and management fees.

At December 31, 2006, the Company had a net deferred tax liability of $254.8 million. Deferred income tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. Thus, these liabilities have not been included in the contractual obligations table. There are also long-term liabilities related to retirement benefits at December 31, 2006 of $1.6 million for which the timing of payment is uncertain and is not included in the contractual obligations table.

Mafco Worldwide currently expects to contribute approximately $1.1 million to its defined benefit pension plans in 2007.

Mafco Worldwide Credit Agreement

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 million senior secured credit facility. The Mafco Worldwide credit facility replaced Mafco Worldwide’s previously existing senior secured credit facility. The Mafco Worldwide credit facility consists of a $110.0 million term loan which was drawn on December 8, 2005 and matures in six years and a five-year $15.0 million revolving credit facility. The indebtedness under the Mafco Worldwide credit facility is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide’s obligations under the Mafco Worldwide credit facility and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans.

The Mafco Worldwide credit facility contains affirmative and negative covenants customary for such financings. The Mafco Worldwide credit facility also requires Mafco Worldwide to maintain a maximum total debt ratio and a minimum consolidated interest expense ratio as of the last day of each fiscal quarter. The Mafco Worldwide credit facility contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc. and Mafco Shanghai Corporation, a subsidiary of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.

The Mafco Worldwide term loan is repayable in quarterly installments of $275,000. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Mafco Worldwide credit agreement), beginning in 2007 with respect to 2006. No excess cash flow payment is required in 2007 due to repayments of $18.1 million made by Mafco Worldwide during 2006, which included mandatory repayments of $1.1 million. Mafco Worldwide made a mandatory prepayment on its term loan of $3.0 million in 2005 in connection with the sale of marketable securities. At December 31, 2006, there were no borrowings under the Mafco Worldwide $15.0 million revolving credit facility. At December 31, 2006, $1.5 million of the Mafco Worldwide revolving loan facility was reserved for lender guarantees on outstanding letters of credit and $13.5 million was available for borrowing.

During February 2006, Mafco Worldwide entered into an interest rate derivative transaction in the form of a two-year non-cancelable interest rate zero-cost collar with a notional amount of $50.0 million that caps the underlying variable rate at 5.25% and sets a floor at 4.79%. This derivative is being accounted for as a cash flow hedge. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Mafco Worldwide’s variable rate senior secured credit facility.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.6 million at December 31, 2006) for working capital purposes. The French subsidiary had no borrowings at December 31, 2006.

Clarke American Credit Agreement

Concurrent with the completion of the Clarke American Acquisition, Clarke American, as borrower, entered into senior secured credit facilities, which provided for a revolving credit facility of

$40.0 million maturing on December 15, 2010 and a $440.0 million term loan maturing on December 15, 2011. Portions of Clarke American revolving credit facility are available for the issuance of letters of credit and swing line loans.

All obligations under the credit facilities are guaranteed by Clarke American’s direct parent (a subsidiary of the Company) and by each of Clarke American’s direct and indirect present domestic subsidiaries and future wholly-owned domestic subsidiaries. The credit facilities are secured by a perfected first priority security interest in substantially all of Clarke American’s and the guarantors’ assets, other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. At December 31, 2006, Clarke American had no foreign subsidiary.

The term loan facility has an aggregate principal amount at maturity of $440.0 million. Clarke American received $437.8 million of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the term of the term loan facility using the effective interest method. The term loan facility is required to be repaid in quarterly installments in annual amounts as follows: $18.8 million in 2007, $28.1 million in 2008, $32.8 million in 2009, $37.5 million for 2010 and $281.4 million in 2011. The term loan facility requires that a portion of Clarke American’s excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2007 with respect to 2006. The quarterly installments have been adjusted for the effect of the 2006 excess cash flow payment of $26.4 million that was paid in the first quarter of 2007. The balance of the term loan facility is due in full in 2011.

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

The revolving credit facility has a commitment fee for the undrawn portion of the availability of 0.50% per annum and a commitment fees for letters of credit of 3.25% per annum.

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

As of December 31, 2006, $425.0 million principal amount at maturity was outstanding under the term loan facility, and $1.8 million of the original discount remained unamortized. As of December 31, 2006, no amounts were drawn under Clarke American’s $40.0 million revolving credit facility, and Clarke American had $34.6 million available for borrowing (giving effect to the issuance of $5.4 million of letters of credit). The amount of the excess cash flow payment, for the 2006 period, included in current maturities was $26.4 million at December 31, 2006. The excess cash flow payment reduces future quarterly payments on a pro-rata basis over the term of the loan.

During February 2006, Clarke American entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0 million, which became effective on July 1, 2006 and is accounted for as a cash flow hedge. The hedge swaps the underlying variable rate for a fixed rate of 4.992%. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Clarke American’s variable rate senior secured credit facilities.

Clarke American Senior Notes

Concurrent with the completion of the Clarke American Acquisition, Clarke American issued $175.0 million principal amount of the Senior Notes. The Senior Notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year. The Senior Notes are unsecured and are therefore effectively subordinated to all of Clarke American’s senior secured indebtedness, including that outstanding under its credit facilities. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on Clarke American’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Clarke American must offer to repurchase all of the Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Clarke American must also offer to repurchase the Senior Notes with the proceeds from certain sales of assets, if Clarke American does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of Clarke American’s subsidiaries, all of which are 100% owned by Clarke American.

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

Tax Matters

As of December 31, 2005, the Company had approximately $12.3 million of the U.S. federal net operating loss carryforwards. The Company utilized the balance of these tax benefits in 2006 and became a regular taxpayer. In connection with the Clarke American Acquisition, Honeywell has agreed to indemnify the Company for certain income tax liabilities that arose prior to the Clarke American Acquisition and therefore, no liability has been reflected for these pre-Clarke American Acquisition taxes.

Liquidity Assessment

Clarke American

In addition to Clarke American’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments (referred to as ‘‘prepaid rebates’’) to financial institution clients as follows:

•	Capital Expenditures. Clarke American incurred $14.7 million in capital expenditures and $1.0 in capitalized interest in 2006, primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. Clarke American’s total capital expenditures (including a capitalized lease of $6.8 million) in the full fiscal year 2005 were $25.2 million of similar investments.

•	Prepaid Rebates. During 2006, Clarke American made $15.7 million of contract acquisition payments to financial institution clients. Clarke American incurred $24.6 million in contract acquisition payments in the full fiscal year 2005.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments and other expenses related to the planned restructuring or consolidation of some of Clarke American’s operations. Clarke American made $4.0 million of such payments in 2006.

Clarke American believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its revolving credit facility, will be adequate to make required payments on its indebtedness, to fund anticipated capital expenditures and to satisfy its working capital requirements for at least the next twelve months.

In connection with the Harland Acquisition, Clarke American expects to incur additional indebtedness, the proceeds of which, together with cash on hand, will be used to finance the purchase price of the Harland Acquisition, to refinance existing Clarke American and Harland debt and to pay related premiums, fees and other expenses. Clarke American believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including Clarke American’s new indebtedness currently anticipated to be incurred in connection with the Harland Acquisition, and cash on hand will be adequate to complete the Harland Acquisition and pay related transaction expenses and to make required payments on its indebtedness, to fund anticipated capital expenditures and to satisfy Clarke American’s working capital requirements for at least the next twelve months.

Mafco Worldwide

In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

•	Capital Expenditures. Capital expenditures for 2006, 2005 and 2004 were $0.8 million, $1.1 million and $1.6 million, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its revolving credit facility, will be adequate to make required payments on its indebtedness, to fund anticipated capital expenditures and to satisfy its working capital requirements for at least the next twelve months.

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

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At December 31, 2006, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

In 2006, Mafco Worldwide’s ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 9% of the Company’s net revenues (and approximately 67% of Mafco Worldwide’s net revenues). One customer, Altria Group Inc., accounted for approximately 35% of Mafco Worldwide’s 2006 net revenues and approximately 5% of the Company’s consolidated net revenues. If Altria Group Inc. were to stop purchasing licorice from Mafco Worldwide, it would have a material adverse effect on the financial results of Mafco Worldwide and the Company, which would also create severe liquidity problems for Mafco Worldwide and the Company.

Non-Operating Contingent Liability, Indemnification and Insurance Matters

The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In 1995, a subsidiary of MCG, M & F Worldwide and two subsidiaries of M & F Worldwide entered into the Transfer Agreement. Under the Transfer Agreement, Pneumo Abex, then a subsidiary of M & F Worldwide, retained the assets and liabilities relating to Aerospace, as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to a subsidiary of MCG. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to reimburse the amounts so funded only when the Company receives amounts under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex’s indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

Prior to 1988, a former subsidiary of Pneumo Abex manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, the Second Indemnitor assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor’s indemnity obligation is guaranteed by the Indemnity Guarantor. Since the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor has been fulfilling the Second Indemnitor’s indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor.

In November 2006, the Company entered into a series of agreements with the Second Indemnitor, the Indemnity Guarantor and others that proposed a settlement of the Company’s claims against the Second Indemnitor relating to its indemnity as part of the bankruptcy reorganization of the Second Indemnitor. If the transactions outlined in the agreements are approved by the courts overseeing the Second Indemnitor’s bankruptcy and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust to be created in connection with the Second Indemnitor’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 million to the trust, and the Indemnity Guarantor would pay $246.0 million to the trust and issue a 25-year note to the trust for the payment of $500.0 million, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Second Indemnitor’s indemnity, and (iv) a court-ordered injunction would bar the assertion of any claim arising out of the asbestos-related claims subject to the Second Indemnitor’s indemnity from being asserted against the Company, the Second Indemnitor or the Indemnity Guarantor (items (a)(i) through (a)(iv) collectively, the ‘‘Plan A Settlement’’) or (b) under certain conditions set forth in the agreements relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 million from the Second Indemnitor’s bankruptcy estate, (ii) the Second Indemnitor would be relieved of its indemnification obligation, and (iii) the Indemnity Guarantor would continue to honor its guaranty obligation and receive $138.0 million from the Second Indemnitor’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the ‘‘Plan B Settlement’’). Both the Plan A Settlement and the Plan B Settlement are subject to various contingencies, including bankruptcy court approval and the effectiveness of the Second Indemnitor’s plan of reorganization. No assurance can be given regarding whether the agreements can or will be consummated.

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2006, the Company incurred or expected to incur approximately $1.0 million of unindemnified costs, as to which it either has received or expects to receive approximately $0.8 million in insurance reimbursements. Management does not expect these unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the future aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $100.0 million.

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

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2006, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s Securities and Exchange Commission filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	Clarke American’s and Mafco Worldwide’s substantial indebtedness;

•	covenant restrictions under Clarke American’s and Mafco Worldwide’s indebtedness that may limit the Company’s and their ability to operate their respective businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Clarke American and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the principal industry in which Clarke American operates and trends in the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions and other adverse changes among the large clients on which Clarke American depends, resulting in decreased revenues;

•	intense competition in all areas of the Company’s businesses;

•	interruptions or adverse changes in the Company’s supplier relationships;

•	increased production and delivery costs applicable to the Company;

•	fluctuations in the costs of the Company’s raw materials;

•	the Company’s ability to attract, hire and retain qualified personnel;

•	Clarke American’s ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection that could harm Clarke American’s business;

•	contracts with Clarke American clients relating to consumer privacy protection that could restrict its business;

•	the Company’s ability to protect its intellectual property rights;

•	the Company’s reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm Clarke American’s businesses and reputation;

•	the Company’s ability to successfully manage future acquisitions;

•	sales and other taxes which could have adverse effects on the Company’s businesses;

•	environmental risks;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax, Clarke American Acquisition-related and other matters for which the Company is entitled to indemnification;

•	any inability to obtain indemnification for any significant group of asbestos-related claims pending against the Company;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of the Company’s significant customers;

•	work stoppages and other labor disturbances;

•	unanticipated internal control deficiencies or weaknesses;

•	approval of the Harland Acquisition by the shareholders of Harland;

•	the inability to consummate the Harland Acquisition or, if consummated, integrate the operations of Harland in a manner that realizes all of the potential benefits of the Harland Acquisition; and

•	the results of the review of the Harland Acquisition by regulatory agencies, and any conditions imposed in connection with consummation of the Harland Acquisition.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to this market risk through its regular operating and financing activities. In order to manage its exposure to fluctuations in interest rates, the Company entered into interest rate derivative transactions in 2006 in the form of a swap for Clarke American and a collar for Mafco Worldwide, as further described in the notes to the financial statements included elsewhere in this annual report.

At December 31, 2006, Mafco Worldwide had $88.9 million of term loans outstanding under the Mafco Worldwide credit agreement and $1.5 million outstanding under the Mafco Worldwide revolving credit facility, including letters of credit. At December 31, 2006, Clarke American had $425.0 million of term loans outstanding under the Clarke American credit agreement and $5.4 million outstanding under the Clarke American revolving credit facility, including letters of credit. All of these outstanding loans bear interest at variable rates. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding as of December 31, 2006 would result in an increase or decrease in its annual interest expense of approximately $2.8 million per year.

The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. Clarke American entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0 million, which swaps the underlying variable rate for a fixed rate of 4.992%. Mafco Worldwide entered into an interest rate derivative transaction in the form of two-year non-cancellable interest rate zero-collar with a notional amount of $50.0 million that caps the underlying variable rate at 5.25% and sets a floor at 4.79%.

As of December 31, 2006, the Company’s net foreign currency market exposures of $2.6 million are primarily the Euro. Most of the Company’s export sales and purchases of licorice raw materials are made in U.S. dollars. The Company’s French subsidiary sells in several foreign currencies as well as U.S. dollar and purchases raw materials principally in U.S. dollars. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $0.3 million increase to the related net unrealized gain for the year ended December 31, 2006. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $0.3 million and decrease to the related net unrealized gain for the year ended December 31, 2006.

Item 8.    Financial Statements and Supplementary Data

See the financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s management, with the participation of M & F Worldwide’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d−(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of December 31, 2006. Based on that evaluation, M & F Worldwide’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of M & F Worldwide Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that M & F Worldwide Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). M&F Worldwide Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that M & F Worldwide Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, M & F Worldwide Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of M & F Worldwide Corp. and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 6, 2007

Item 9B. Other Information

Not applicable.

PART III

The Company will provide the information otherwise set forth in Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2007 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

(3)	Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Pneumo Abex’s Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to Exhibit 10.4 to Abex Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
2.2	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated October 31, 2005).
2.3	Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 20, 2006).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated April 30, 1996).
3.2	Certificate of Designations, Powers, Preferences and Rights of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide Corp. (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.’s Form 8-K dated April 20, 2001).
3.3	By-laws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
3.4	Amendment to the Company’s By-laws concerning the advance notice provision (incorporated by reference to Exhibit 10.23 to M & F Worldwide Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001).
4.1	Registration Rights Agreement between Holdings and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Holdings Inc., MCG Holdings Inc. and Holdings in connection with the Company’s capital stock).
4.2	Indenture dated as of December 15, 2005, among Clarke American Corp., the Guarantors (as named therein) and The Bank of New York, trustee (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

Exhibit No.	Description
4.3	Supplemental Indenture, dated as of October 6, 2006, among Clarke American Corp., B2Direct, Inc., Checks in the Mail, Inc., and Clarke American Checks, Inc. and The Bank of New York, as trustee under the Indenture (incorporated by reference to Exhibit 4.1 to Clarke American Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
4.4	Registration Rights Agreement dated as of December 15, 2005 by and among Clarke American Corp., the Guarantors Bear, Stearns & Co. Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.5	Credit Agreement dated as of December 8, 2005 among Flavors Holdings Inc., Mafco Worldwide Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents (incorporated by reference to Exhibit 4.4 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.6	Guarantee and Collateral Agreement made by Flavors Holdings Inc., Mafco Worldwide Corporation, and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.5 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.7	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent, Mortgagee, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.6 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.8	Credit Line Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Grantor, in favor of Kanawha Land Title Services, LLC, as Trustee, for the use and benefit of, JP Morgan Chase Bank, N.A., as Administrative Agent, Beneficiary, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.7 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.9	Notice of Grant of Security Interest in Trademarks, dated as of January 30, 2006, made by Mafco Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.8 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.10	Credit Agreement among CA Acquisition Holdings, Inc., Clarke American Corp., as Borrower, Bear Stearns Corporate Lending Inc., as administrative agent, The Several Lenders from Time to Time Parties Hereto, JPMorgan Chase Bank, N.A., as syndication agent and Amegy Bank N.A. and Natexis Banques Populaires, as Co-Documentation Agents, dated as of December 15, 2005 (incorporated by reference to Exhibit 4.9 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit No.	Description
4.11	Guarantee and Collateral Agreement, made by Clarke American Corp., and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent, dated as of December 15, 2005 (incorporated by reference to Exhibit 4.10 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.12	Intellectual Property Security Agreement, dated as of December 15, 2005, by and among Clarke American Corp., CA Acquisition Holdings, Inc., Core Skills Inc., Clarke American Checks, Inc., Checks In The Mail, Inc. and B2Direct, Inc. (incorporated by reference to Exhibit 4.11 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.13	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by Clarke American Checks, Inc., as Mortgagor, to Bear Stearns Corporate Lending, Inc., as Mortgagee, dated as of December 15, 2005 with respect to property located at 124 Metropolitan Avenue, Salina, New York (incorporated by reference to Exhibit 4.12 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.14	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by Clarke American Checks, Inc., as Grantor, to W.Z. Fairbanks Jr., as Trustee, for the benefit of Bear Stearns Corporate Lending Inc. as Beneficiary, dated as of December 15, 2005, with respect to property located at 5734 Farinon Drive, San Antonio, Texas (incorporated by reference to Exhibit 4.13 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.15	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by Checks In The Mail, Inc., as Grantor, to W.Z. Fairbanks Jr. as Trustee for the benefit of Bear Stearns Corporate Lending Inc. as Beneficiary dated as of December 15, 2005, with respect to property located at 2435 Goodwin Lane, New Braunfels, Texas (incorporated by reference to Exhibit 4.14 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.16	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by B2Direct, Inc., as Grantor to Mid-South Title Corporation as Trustee for the benefit of Bear Stearns Corporate Lending Inc. as Beneficiary dated as of December 15, 2005, with respect to property located at 5205 North National Drive, Knoxville, Tennessee (incorporated by reference to Exhibit 4.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.1	Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT’s Current Report on Form 8-K dated June 28, 1995).
10.2	Letter Agreement, dated as of June 26, 1995, between the Company and Mafco Worldwide (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 28, 1995).
10.3	Letter Agreement, dated as of February 5, 1996, between the Company and Mafco (incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D dated February 8, 1996 filed by MacAndrews & Forbes, Inc., MCG Holdings Inc. and Holdings in connection with the Company’s capital stock).

Exhibit No.	Description
10.4+	First Amendment to the Company’s 1995 Stock Option Plan (the ‘‘1995 Stock Plan’’) (incorporated by reference to Annex C to the Proxy Statement/Prospectus included in the Company’s Registration Statement on Form S-1 (File No. 33-92186)), as amended (incorporated by reference to Exhibit 10.19 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.5+	The Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.25 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.6	Contract between Mafco Worldwide Corporation and Licorice & Paper Employees Association of Camden, New Jersey (incorporated by reference to Exhibit 10.28 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.7+	Employment agreement, dated August 1, 2000, between the Registrant and Pramathesh S. Vora (incorporated by reference to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.8+	M & F Worldwide Corp. 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Registration Statement on Form S-8, Commission File No. 333-9162).
10.9+	Stephen G. Taub Executive Employment Agreement (incorporated by reference to Exhibit 10.29 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.10+	First Amendment to the Employment Agreement by and between Mafco Worldwide Corporation and Stephen G. Taub, dated as of October 31, 2006 (incorporated by reference to M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2006).
10.11	Amendment No. 1 to the Instrument of Assignment and Assumption, dated as of December 3, 2002, by and between Holdings Inc., M & F Worldwide Corp. and Panavision Inc. (incorporated by reference to M & F Worldwide Corp.’s Current Report on Form 8-K dated December 18, 2002).
10.12	Mafco-Pneumo Abex Corporation Letter Agreement, dated as of December 3, 2002, by and between Holdings, M & F Worldwide Corp. and Pneumo Abex Corporation (incorporated by reference to M & F Worldwide Corp.’s Current Report on Form 8-K dated December 18, 2002).
10.13	Amended and Restated Management Services Agreement, dated as of May 24, 2006, by and between MacAndrews & Forbes Inc., and M & F Worldwide Corp., (incorporated by reference to Exhibit 10.3 to M & F Worldwide Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
10.14+	M & F Worldwide Corp. Outside Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.15+	M & F Worldwide Corp. 2003 Stock Option Plan (incorporated by reference to M & F Worldwide Corp.’s Definitive Proxy Statement on Schedule 14A dated April 2, 2004).

Exhibit No.	Description
10.16	Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Clarke American Corp., and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.17+	Employment Agreement, dated as of January 16, 2007, between Clarke American Corp., M & F Worldwide Corp. and Charles Dawson (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 18, 2007).
10.18+	M & F Worldwide Corp. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10.19+	M & F Worldwide Corp. 2005 Long Term Incentive Plan — Form of Award Agreement for Participating Executives of Clarke American Corp. (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
21.1*	List of subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of attorney executed by Messrs. Perelman, Beekman, Dawson, Durnan, Folz, Gittis, Meister, Slovin, Taub and Webb.
31.1*	Certification of Howard Gittis, Chief Executive Officer, dated March 9, 2007.
31.2*	Certification of Paul G. Savas, Chief Financial Officer, dated March 9, 2007.
32.1	Certification of Howard Gittis, Chief Executive Officer, dated March 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Paul G. Savas, Chief Financial Officer, dated March 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

M & F WORLDWIDE CORP.
Dated: March 9, 2007	By:	/s/ Howard Gittis
Howard Gittis President and Chief Executive Officer (Principal Executive Officer)
Dated: March 9, 2007	By:	/s/ Paul G. Savas
Paul G. Savas
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 9, 2007	By:	/s/ Alison M. Horowitz
Alison M. Horowitz
Vice President, Treasurer and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Perelman *	Director	March 9, 2007

Ronald O. Perelman

/s/ Philip E. Beekman *	Director	March 9, 2007

Philip E. Beekman

/s/ Charles T. Dawson *	Director	March 9, 2007

Charles T. Dawson

/s/ Jaymie A. Durnan *	Director	March 9, 2007

Jaymie A. Durnan

/s/ Theo W. Folz *	Director	March 9, 2007

Theo W. Folz

/s/ Howard Gittis *	Director	March 9, 2007

Howard Gittis

/s/ Paul M. Meister *	Director	March 9, 2007

Paul M. Meister

/s/ Bruce Slovin *	Director	March 9, 2007

Bruce Slovin

/s/ Stephen G. Taub *	Director	March 9, 2007

Stephen G. Taub

/s/ Carl B. Webb *	Director	March 9, 2007

Carl B. Webb

*	The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated: March 9, 2007	By:	/s/ Paul G. Savas
Paul G. Savas Attorney-in-Fact

Item 8, Item 15 (a) (1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2006

The following consolidated financial statements of M & F Worldwide Corp. and Subsidiaries are included in Item 8:

As of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F Worldwide Corp. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment’’ and Statement of Financial Accounting Standards No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,’’ effective January 1, 2006 and December 31, 2006, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of M & F Worldwide Corp. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 6, 2007

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$63.4	$52.4
Accounts receivable (net of allowances of $0.1 and $0.1)	29.6	32.5
Inventories	75.5	68.1
Marketable securities	30.0	—
Prepaid expenses and other current assets	21.1	27.9
Total current assets	219.6	180.9
Property, plant and equipment, net	106.1	118.4
Goodwill	387.7	388.5
Other intangible assets, net	660.5	686.8
Pension asset	17.9	16.5
Other assets	68.1	71.0
Total assets	$1,459.9	$1,462.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25.0	$37.1
Accrued liabilities	57.2	48.8
Current maturities of long-term debt	47.7	17.6
Total current liabilities	129.9	103.5
Long-term debt	645.0	715.6
Deferred tax liabilities	262.2	264.7
Other liabilities	12.3	16.9
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 22,775,270 shares issued at December 31, 2006 and 21,881,170 shares issued at December 31, 2005	0.2	0.2
Additional paid-in capital	50.5	41.5
Treasury stock at cost; 2,541,900 shares at December 31, 2006 and 2005	(14.8)	(14.8)
Retained earnings	373.7	337.5
Accumulated other comprehensive income (loss)	0.9	(3.0)
Total stockholders’ equity	410.5	361.4
Total liabilities and stockholders’ equity	$1,459.9	$1,462.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net revenues	$722.0	$121.4	$93.4
Cost of revenues	440.5	66.5	45.1
Gross profit	281.5	54.9	48.3
Selling, general and administrative expenses	164.0	21.4	17.2
Operating income	117.5	33.5	31.1
Interest income	2.7	3.5	1.3
Interest expense	(68.0)	(5.0)	(3.6)
Other income (expense), net	—	3.9	—
Income before income taxes	52.2	35.9	28.8
Provision for income taxes	16.0	11.9	3.6
Net income	$36.2	$24.0	$25.2
Earnings per common share:
Basic	$1.82	$1.25	$1.35
Diluted	$1.78	$1.21	$1.26

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Currency Translation Adjustment	Minimum Pension Liability	Derivative fair-value adjustment	Adjustment to apply SFAS No. 158
	Shares	Amount		Shares	Amount						Total
Balance, December 31, 2003	20.9	$0.2	$31.5	2.5	$(14.8)	$288.3	$0.5	$(1.0)	$—	$—	$304.7
Net income						25.2					25.2
Currency translation adjustment, net of taxes of $0.0							2.7				2.7
Minimum pension liability, net of taxes of $0.1								(0.1)			(0.1)
Comprehensive income											27.8
Capital contribution			1.5								1.5
Stock options exercised, including tax benefit of $2.1	0.7		6.2								6.2
Balance, December 31, 2004	21.6	$0.2	$39.2	2.5	$(14.8)	$313.5	$3.2	$(1.1)	$—	$—	$340.2
Net income						24.0					24.0
Currency translation adjustment, net of taxes of $0.0							(4.7)				(4.7)
Minimum pension liability, net of taxes of $0.2								(0.4)			(0.4)
Comprehensive income											18.9
Stock options exercised, including tax benefit of $0.9	0.2		2.3								2.3
Balance, December 31, 2005	21.8	$0.2	$41.5	2.5	$(14.8)	$337.5	$(1.5)	$(1.5)	$—	$—	$361.4
Net income						36.2					36.2
Currency translation adjustment, net of taxes of $0.0							3.8				3.8
Minimum pension liability, net of taxes of $0.1								0.2			0.2
Adjustment to apply SFAS No. 158, net of taxes of $0.1										(0.2)	(0.2)
Derivative fair-value adjustment, net of taxes of $0.0									0.1		0.1
Comprehensive income											3.9
Stock options exercised, including tax benefit of $3.1	1.0		9.0								9.0
Balance, December 31, 2006	22.8	$0.2	$50.5	2.5	$(14.8)	$373.7	$2.3	$(1.3)	$0.1	$(0.2)	$410.5

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$36.2	$24.0	$25.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	—	(3.0)	—
Depreciation	28.7	3.9	3.0
Amortization	28.8	1.3	—
Amortization of deferred financing fees and original discount	4.3	0.1	2.4
Deferred income taxes and tax reserves	(6.0)	11.0	2.5
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	3.8	1.1	(1.6)
Inventories	(6.2)	6.0	(1.8)
Prepaid expense and other assets	12.3	(2.3)	1.4
Pension asset	(1.4)	(1.1)	(0.9)
Accounts payable and accrued expenses	2.6	1.7	(4.7)
Income taxes	(1.1)	—	—
Other, net	4.2	1.8	(3.8)
Net cash provided by operating activities	106.2	44.5	21.7
Investing activities
Professional fees related to acquisition of Harland	(2.0)	—	—
Investments in marketable securities	(30.0)	(172.2)	—
Proceeds from sales of marketable securities	—	175.2	—
Purchase of Clarke American, net of cash acquired	—	(803.5)	—
Net investment in joint ventures	(0.1)	(0.2)	(4.2)
Capitalized interest	(1.0)	—	—
Capital expenditures	(15.5)	(2.2)	(1.6)
Net cash used in investing activities	(48.6)	(802.9)	(5.8)
Financing activities
Proceeds from notes payable and credit agreements	3.3	732.6	—
Repayments of notes payable and credit agreements	(45.9)	(5.5)	(34.6)
Proceeds from stock options exercised and related tax benefits	9.0	2.3	6.2
Capital contribution	—	—	0.8
Debt issuance cost	—	(18.3)	—
Cash overdrafts	(13.2)	(3.5)	—
Net cash (used in) provided by financing activities	(46.8)	707.6	(27.6)
Effect of exchange rate changes on cash	0.2	(0.4)	—
Net increase (decrease) in cash and cash equivalents	11.0	(51.2)	(11.7)
Cash and cash equivalents at beginning of period	52.4	103.6	115.3
Cash and cash equivalents at end of period	$63.4	$52.4	$103.6
Supplemental disclosure of cash paid for:
Interest	$66.2	$1.9	$1.3
Taxes paid, net of refunds	18.8	1.8	0.9

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements

(dollars in millions, except per share data)

1.    Description of Business and Basis of Presentation

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988 and is a holding company. M & F Worldwide conducts certain operations through its indirect wholly owned subsidiaries Mafco Worldwide Corporation (‘‘Mafco Worldwide’’) and Clarke American Corp. (‘‘Clarke American’’) (see Note 3). At December 31, 2006, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiary Mafco Consolidated Group Inc. (‘‘MCG’’), beneficially owned approximately 36% of the outstanding M & F Worldwide common stock.

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The results of Clarke American have been included from December 15, 2005, the date of the acquisition. The Company accounts for its investment in 50% or less owned affiliates on the equity method.

Clarke American is a leading provider of checks and related products, direct marketing services, and contact center services in the U.S. Clarke American serves financial institutions through its Clarke American and Alcott Routon brands (the ‘‘Financial Institution’’ segment) and consumers and businesses directly through its Checks In The Mail and B2Direct brands (the ‘‘Direct to Consumer’’ segment). The Financial Institution segment’s products primarily consist of checks and related products, such as deposit tickets, checkbook covers, and related delivery services, and it also offers specialized direct marketing and contact center services to its financial institution clients. The Direct to Consumer segment’s products primarily consist of checks and related products, customized business kits, and treasury management supplies.

Mafco Worldwide (the ‘‘Licorice Products’’ segment) produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France and at the facilities of its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China. Approximately 71% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry.

See Note 3 regarding ‘‘John H. Harland Transaction.’’

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company records revenues for product sales when title passes to customers. Title may pass to customers upon leaving the Company’s facilities, upon receipt at a specific destination (such as a

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

shipping port) or upon arrival at the customer’s facilities, depending on the terms of the contractual agreements for each customer. Title for sales to domestic customers typically passes when the product leaves the Company’s facilities. Title for sales to international customers typically passes either when the product is delivered to a shipping port or when the product is delivered to the customer’s facilities. Revenues related to services are recorded when the services are performed. Revenues are recorded net of any applicable discounts, rebates and allowances for sales returns. Delivery revenues are presented gross within revenues and delivery expenses presented gross within cost of revenues.

Clarke American’s contracts with its customers generally specify that certain amounts be repaid to Clarke American upon early termination of the contract. When such a termination occurs, the amounts repaid are offset against any outstanding prepaid rebate balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $1.1 and $0.1 for the years ended December 31, 2006 and 2005, respectively.

Revenues for direct response marketing services are recognized from Clarke American’s fixed price direct mail and marketing contracts based on the proportional performance method for time and materials at relative fair value for specific projects. Deferred revenue, representing amounts billed to the customer in excess of amounts earned, is included in accrued liabilities in the accompanying consolidated balance sheets.

Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with maturity, when purchased, of three months or less to be cash and cash equivalents. As of December 31, 2006 and 2005, outstanding checks in excess of the cash balances in the Company’s bank accounts were $0.0 and $13.2, respectively, and such overdrafts are included in accounts payable in the accompanying consolidated balance sheets.

Marketable Securities

At December 31, 2006, the Company held marketable securities classified as available-for-sale which consisted of auction rate debt securities. Available-for-sale securities are carried at fair value, which is based on quoted market values, with the unrealized gains and losses reported net of tax in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest earned on the auction rate debt securities is included in interest income in the accompanying consolidated statements of income.

The Company continually evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established.

Accounts Receivable and Allowance for Doubtful Accounts

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Inventories

The Company states inventories at the lower of cost or market value. The Company determines cost principally by the first-in, first-out method, with the exception of Clarke American’s finished goods inventories purchased from external suppliers, which are stated at moving average cost and inventories manufactured internally by Clarke American, which are stated at average cost.

The Company adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 151, ‘‘Inventory Costs, an amendment of ARB No. 43, Chapter 4’’ on January 1, 2006. Among other things, SFAS No. 151 clarifies that certain operating costs should be recognized as current period charges and requires the allocation of fixed production overheads to inventory. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

Prepaid Rebates

Clarke American has contracts with certain clients that require prepayment of rebates. The prepaid rebates are amortized on a straight-line basis over the terms of the respective contracts as a reduction of revenue. The contracts allow Clarke American to recoup, at a minimum, the unamortized prepayment in the event that a contract is terminated early. The unamortized prepaid rebate balances are included in other assets in the accompanying consolidated balance sheets.

Advertising

Direct-response advertising is capitalized and amortized over its expected period of future benefit, and consists primarily of inserts that include order coupons for Checks In The Mail’s products which are amortized for a period up to 18 months. Certain custom advertising pieces for Clarke American have been capitalized and are amortized over 30 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams. Other advertising activities include product catalogs and price sheets, which are expensed when issued to Clarke American’s financial institution clients for use. The Company’s advertising expense was $15.5 and $0.5 for the years ended December 31, 2006 and 2005, respectively. Advertising expense was not significant in 2004. Unamortized balances are included in other current and non-current assets in the accompanying consolidated balance sheets.

Property, Plant and Equipment

The Company states property, plant and equipment at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend the asset life are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of such assets. The Company amortizes leasehold improvements over the shorter of the useful life of the related asset or the current lease term. Certain leases also contain tenant improvement allowances, which are recorded as a leasehold improvement and deferred rent and amortized over the lease term. The Company eliminates cost and accumulated depreciation applicable to assets retired or otherwise disposed of from the accounts and reflects any gain or loss on such disposition in operating results. The Company capitalizes the costs incurred during the development stage on internally developed software and amortizes the costs over the estimated useful life of the software. Capitalized software is reviewed annually and adjusted to the lower of cost or net realizable value. The Company capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

The useful lives for computing depreciation are as follows:

Buildings	10 – 40 years
Machinery and equipment	3 – 15 years
Leasehold improvements	1 – 15 years
Computer software	3 – 8 years
Furniture, fixtures and transportation equipment	3 – 10 years

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units, which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an ‘‘implied fair value’’ of goodwill. The determination of the Company’s ‘‘implied fair value’’ requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the ‘‘implied fair value’’ of goodwill, which is compared to the corresponding carrying value. The Company conducted its annual goodwill impairment test in the fourth quarter of 2006 and concluded there was no impairment.

The Company measures impairment of its indefinite lived intangible assets, which consist of product formulations and certain tradenames and trademarks, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life. The Company’s indefinite lived intangible asset impairment test is completed annually in the fourth quarter. For 2006, the Company completed the annual impairment test and concluded there was no impairment.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Benefits for defined benefit pension plans are based on years of service and, in some cases, the employee’s compensation. The Company’s policy is to contribute annually the amount required pursuant to the Employee Retirement Income Security Act. Subsidiaries of the Company outside the U.S. have retirement plans that provide certain payments upon retirement.

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).’’ SFAS No. 158 requires the company to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. See Note 14 for further discussion of the impact of adopting SFAS No. 158 on the financial position of the Company.

Research and Development

The Company expenses research and development expenditures as incurred. The amounts charged against income were not significant in 2006, 2005 and 2004.

Translation of Foreign Currencies

The functional currency for the Company’s foreign subsidiaries is their local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into U.S. dollars at rates of exchange in effect at the balance sheet date and statement of income items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the Company’s statements of stockholders’ equity. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 13.

During 2005 and 2004, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. Accordingly, the Company measured compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), ‘‘Share-Based Payment,’’ which replaces SFAS No. 123 ‘‘Accounting for Stock-Based Compensation,’’ and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company utilized the modified prospective method of adoption. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R). Adoption of SFAS No. 123(R) did not impact the Company’s statements of operations since all outstanding options were fully vested prior to January 1, 2006. SFAS No. 123(R) also requires that excess tax benefits related to share-based payments be presented in the statements of cash flows as financing cash inflow, with corresponding operating cash outflow.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

The Company did not grant any options in 2006, 2005 and 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation for the years ended December 31, 2005 and 2004. All outstanding stock options were fully vested as of December 31, 2004, resulting in no pro forma effect for 2005.

	Year Ended December 31,
	2005	2004
Net income as reported	$24.0	$25.2
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	(0.2)
Pro forma net income	$24.0	$25.0
Earnings per share:
Basic income per share − as reported	$1.25	$1.35
Basic income per share − pro forma	$1.25	$1.34
Diluted income per share − as reported	$1.21	$1.26
Diluted income per share − pro forma	$1.21	$1.25

Derivative Financial Instruments

The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

As of December 31, 2006, the Company recorded an asset of $0.1 and an offsetting credit in other comprehensive income, net of tax, related to its cash flow hedges (see Note 16). The Company was not a party to any derivative instruments during 2005 and 2004.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2006 presentation.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 in the first quarter of 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated results of operations and financial position.

3.	Acquisitions

Clarke American Acquisition

On December 15, 2005, the Company purchased 100% of the outstanding shares of Novar USA Inc. (‘‘Novar’’) from Honeywell International, Inc., for $800.0 in cash (the ‘‘Clarke American Acquisition’’). Clarke American is the successor by merger to Novar. Fees and expenses related to the Clarke American Acquisition that have been capitalized in the purchase price were $3.8. The Company also incurred fees of $19.2 relating to the financing for the Clarke American Acquisition that are being amortized as non-cash interest expense using the effective interest method over the life of the related debt.

The Company financed the Clarke American Acquisition as follows:

Clarke American $480.0 Senior Secured Credit Facility	$442.0
Mafco Worldwide $125.0 Senior Secured Credit Facility	110.0
Clarke American 11.75% Senior Notes	175.0
Cash on hand	96.0
$823.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Clarke American Acquisition date:

Receivables	$24.6
Property, plant and equipment	102.9
Other assets	75.2
Goodwill	346.8
Intangible assets (Note 8)	580.8
Total assets acquired	1,130.3
Deferred tax liabilities	234.4
Other liabilities	92.1
Net assets acquired	$803.8

The goodwill related to Clarke American is not deductible for tax purposes.

John H. Harland Transaction

On December 19, 2006, the Company entered into a definitive agreement and plan of merger (the ‘‘Merger Agreement’’) with John H. Harland Company (‘‘Harland’’), pursuant to which, upon the terms and subject to the conditions set forth therein, a wholly owned subsidiary of the Company will merge with and into Harland (the ‘‘Merger’’), with Harland continuing after the Merger as the surviving corporation and as a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, each outstanding share of common stock of Harland will be converted into the right to receive $52.75 in cash, representing, along with the repayment of Harland’s outstanding indebtedness, an approximate transaction value of $1,700.0. The Merger Agreement and the Merger have been approved by the boards of directors of both the Company and Harland. The Merger is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the ‘‘HSR Act’’), and approval by Harland’s shareholders.

Harland is a Georgia corporation incorporated in 1923. Harland is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc., a wholly owned subsidiary of Harland. Another subsidiary, Scantron Corporation, is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets. Harland serves its major markets through three primary business segments: Printed Products, Software & Services and Scantron.

The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances involving a competing proposal, Harland may be required to pay the Company a termination fee of $52.5. If the Merger Agreement is terminated in certain circumstances due to a failure to obtain the requisite HSR Act clearance, the Company has agreed to pay Harland a termination fee of $52.5 and up to an additional $12.0 with respect to certain retention bonuses.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to obtaining the requisite approval of Harland’s shareholders, solicitation of competing acquisition proposals and Harland’s conduct of its business between the date of the signing of the Merger Agreement and the closing of the Merger.

In connection with the Merger, the Company expects to incur additional indebtedness to be issued by Clarke American, the proceeds of which, together with cash on hand, will be used to finance the approximate $1,700.0 purchase price, to refinance existing Clarke American and Harland debt and to pay related premiums, fees and other expenses.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

At December 31, 2006, the Company has recorded other assets of $4.4 relating to mainly legal and consulting costs incurred in connection with the Harland transaction, of which $2.4 remained unpaid at December 31, 2006 and is included in accrued liabilities on the accompanying consolidated balance sheet. The Company expects to incur additional fees in connection with the Merger and the related financing.

4.    Equity Method Investments

On March 31, 2004, Mafco Worldwide entered into a joint venture with one of its primary suppliers of licorice derivatives and, in conjunction with the formation of this joint venture, acquired a 50% interest in the outstanding common stock of Wei Feng Enterprises Limited, a British Virgin Islands company (‘‘Wei Feng’’). Wei Feng was formed by the contribution of cash, business assets and active businesses to the joint venture by the joint venture partners. In consideration for its interest, Mafco Worldwide contributed to Wei Feng 100% of the capital stock of a subsidiary with a book value of $0.6 and cash of $0.1; paid $2.4 of cash to the selling shareholder; agreed to pay up to $1.2 to the selling shareholder over a five year period based upon the financial performance of Wei Feng; and committed to fund certain additional cash requirements for working capital and other needs. The transaction agreements also grant Mafco Worldwide the option of purchasing the remaining 50% of the outstanding common stock of Wei Feng after five years, or earlier in certain circumstances, at a price that is based on a formula specified in the agreements. The joint venture purchases licorice materials from Mafco Worldwide, as well as from third party suppliers. Net revenues on the accompanying consolidated statements of income include sales to the joint venture of $2.5, $0.6 and $0.0 during the years ended December 31, 2006, 2005, and 2004, respectively. The joint venture manufactures licorice derivatives which are sold to third party customers and to Mafco Worldwide. Mafco Worldwide uses these derivatives to manufacture certain finished goods. Mafco Worldwide purchased $10.0, $3.6 and $1.2 of licorice derivatives from the joint venture during the years ended December 31, 2006, 2005, and 2004, respectively.

The investment in Wei Feng was approximately $6.4 and $6.2 at December 31, 2006 and 2005, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company accounts for this investment under the equity method and its share of earnings was $0.3, $0.7, and $0.1 in 2006, 2005, and 2004, respectively.

5.    Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
Finished goods	$22.9	$19.5
Work-in-progress	5.3	6.8
Raw materials	47.3	41.8
	$75.5	$68.1

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2006	2005
Prepaid maintenance and other	$7.4	$11.0
Deferred tax asset	3.5	6.4
Prepaid advertising	3.6	4.2
Other current assets	6.6	4.7
	$21.1	$26.3

7.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2006	2005
Machinery and equipment	$89.4	$80.6
Computer software and hardware	23.8	10.3
Leasehold improvements	12.4	11.4
Buildings	16.9	16.1
Furniture, fixtures and transportation equipment	5.1	6.6
Land	4.2	4.1
Construction-in-progress	6.0	12.3
	157.8	141.4
Accumulated depreciation	(51.7)	(23.0)
	$106.1	$118.4

Depreciation expense was $28.7, $3.9 and $3.0 in 2006, 2005 and 2004, respectively, and includes the depreciation of the Company’s capital lease. Capitalized lease equipment was $6.3 at December 31, 2006 and 2005 and the related accumulated depreciation was $1.6 and $0.1 at December 31, 2006 and 2005, respectively.

Construction-in-progress mainly consists of investments in Clarke American’s information technology infrastructure, contact center, production bindery and delivery systems.

Unamortized computer software was $13.4 and $8.1 as of December 31, 2006 and 2005, respectively, and the related depreciation expense was $4.7, $0.1 and $0.0 for the years ended December 31, 2006, 2005 and 2004, respectively. Computer software written down to net realizable value was $0.4 for the year ended December 31, 2006.

8.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the year ended December 31, 2006 is as follows:

Balance as of December 31, 2005	$388.5
Adjustments to Clarke American goodwill	(2.2)
Effect of exchange rate changes	1.4
Balance as of December 31, 2006	$387.7

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

The decrease in Clarke American goodwill during 2006 resulted from adjustments to the asset valuations and deferred tax liabilities recorded as a result of finalizing the purchase accounting for the Clarke American Acquisition.

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Amortized intangible assets:
Customer relationships	10-30	$483.3	$480.6	$27.9	$1.2
Trademarks and tradenames	15	11.0	11.5	0.6	—
Covenants not to compete	1	0.4	0.4	0.4	—
Software and other	2-3	2.0	2.0	1.0	0.1
		496.7	494.5	29.9	1.3
Indefinite lived intangible assets:
Product formulations		109.6	109.5	—	—
Trademarks and tradenames		84.1	84.1	—	—
Total other intangibles		$690.4	$688.1	$29.9	$1.3

The customer relationships and amortizable trademarks and tradenames are being amortized using the cash flow method over their estimated useful lives. All other amortizable intangible assets are being amortized ratably over their estimated useful lives. As of December 31, 2005, the weighted average amortization period for the amortized intangible assets was 25 years. Except for the product formulations, all other intangible assets were recorded in connection with the Clarke American Acquisition.

Amortization expense was $28.8 and $1.3 for the years ended December 31, 2006 and 2005, respectively. There was no amortization expense for the year ended December 31, 2004.

Estimated annual aggregate amortization expense for each of the next five years is as follows:

2007	$28.8
2008	27.9
2009	26.6
2010	25.6
2011	24.3

9.	Other Assets

Other assets consisted of the following:

	December 31,
	2006	2005
Prepaid rebates	$31.1	$37.5
Deferred financing fees, net of accumulated
amortization of $4.4 and $0.1 at December 31,
2006 and 2005, respectively	15.1	19.1
Other	21.9	14.4
	$68.1	$71.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Deferred financing fees are amortized using the effective interest method and the amortization is included in interest expense on the accompanying consolidated statements of income.

10.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
Payroll, bonuses and related costs	$27.1	$22.0
Rebates and royalties	8.8	7.0
Income, sales and other taxes	4.4	5.5
Accrued interest	1.6	2.9
Other	15.3	11.4
	$57.2	$48.8

11.	Income Taxes

Information pertaining to the Company’s income before income taxes and the applicable provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2006	2005	2004
Income before income taxes:
Domestic	$51.3	$34.5	$27.1
Foreign	0.9	1.4	1.7
Total income before taxes	$52.2	$35.9	$28.8
Provision (benefit) for income taxes:
Current:
Federal	$14.4	$(0.5)	$(5.9)
State and local	3.8	0.8	(0.6)
Foreign	0.3	0.6	0.6
	18.5	0.9	(5.9)
Deferred:
Federal	2.8	10.5	9.4
State and local	(5.3)	—	—
Foreign	—	0.5	0.1
Total provision for income taxes	$16.0	$11.9	$3.6

The Company recorded a tax provision of $16.0 (an effective tax rate of 30.7%), $11.9 (an effective tax rate of 33.2%) and $3.6 (an effective tax rate of 12.4%) for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also recorded net deferred tax liabilities of $234.4 in the purchase accounting for Clarke American.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Current:
Inventory	$1.1	$0.7
Accrued expenses and other liabilities	3.5	5.6
Long-term:
Other liabilities	3.4	4.4
Net operating loss carryforwards	—	4.1
Net capital loss carryforwards	3.1	3.1
Tax credit carryforwards (primarily alternative minimum tax)	—	1.6
Total deferred tax asset	11.1	19.5
Valuation allowance	(3.1)	(3.1)
Total deferred tax asset net of valuation allowance	8.0	16.4
Deferred tax liabilities:
Long-term:
Property, plant and equipment	11.5	16.9
Pension asset	5.8	5.2
Intangibles	245.5	252.7
Total deferred tax liability	262.8	274.8
Net deferred tax liabilities	$(254.8)	$(258.4)

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State and local taxes	4.7	3.3	3.4
Foreign tax rates (higher) lower than U.S. tax rates	(0.1)	0.3	(0.3)
Net reversal of reserves	(3.1)	(4.0)	(23.5)
Change in valuation allowance	—	(2.9)	—
Change in state tax rates	(5.4)	—	(1.8)
Other	(0.4)	1.5	(0.4)
	30.7%	33.2%	12.4%

The 2006 effective tax rate includes a 5.4% decrease due to the effects of changes in 2006 in enacted state tax rates on deferred tax balances.

At December 31, 2005, the Company had approximately $12.3 of federal net operating loss carryforwards. The Company utilized the balance of these tax benefits during 2006 and became a regular tax payer for federal income tax purposes. At December 31, 2005, the Company also had alternative minimum tax credit carryforwards of $1.6 which were utilized during 2006.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

At December 31, 2006, the Company had a capital loss carryforward of $8.9, which expires in 2007. The Company has recorded a valuation allowance related to the capital loss carryforward as it is not assured that it will realize such benefit in the future.

In connection with the Clarke American Acquisition, Honeywell has agreed to indemnify the Company for certain income tax liabilities that arose prior to the Clarke American Acquisition and therefore, no liability has been reflected on the accompanying consolidated balance sheets for any of these pre-acquisition taxes.

In October 2004, the American Jobs Creation Act of 2004 (the ‘‘Act’’) became effective. The Act made changes to the income tax laws that affected the Company beginning in 2005, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction is equal to 3% of qualifying income for 2005 and 2006, 6% in 2007 through 2009, and by 2010, 9% of such income. Due to limitations associated with claiming the benefits of this deduction, the Company did not derive significant benefits in 2006 or 2005.

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

At December 31, 2006 and 2005, there were shares of common stock outstanding of 22,775,270 and 21,881,170, respectively, of which 2,541,900 shares were held in treasury at December 31, 2006 and 2005. There were 20,000 shares of Series A Preferred Stock outstanding at December 31, 2006 and 2005, all of which were held in treasury.

13.	Stock Plans

The Company established four stock plans, one in 1995, one in 1997, one in 2000 and one in 2003 (the ‘‘Stock Plans’’), which provide for the grant of awards covering up to 5.5 million shares of M & F Worldwide common stock. As of December 31, 2006, options to purchase a total of approximately 3.1 million shares of M & F Worldwide common stock have been granted pursuant to the Stock Plans.

A summary of the Company’s stock option activity for the Stock Plans and related information for the years ended December 31 is as follows:

		Exercise Price
	Shares (000)	Range	Weighted Avg. Price
Options outstanding at December 31, 2004	2,032	$2.85 – 7.625	$6.17
Options exercised	(240)	5.50 – 7.375	5.65
Options outstanding at December 31, 2005	1,792	2.88 – 7.625	6.23
Options exercised	(894)	2.85 – 7.625	6.61
Options outstanding at December 31, 2006	898	2.85 – 7.625	5.86

The weighted-average remaining contractual life of options outstanding under the Stock Plans at December 31, 2006 is 2.1 years.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Information regarding stock options exercisable under the Stock Plans is as follows:

	December 31,
	2006	2005	2004
Options exercisable:
Number of shares (000)	898	1,792	2,032
Weighted average exercise price	$5.86	$6.23	$6.17

The Company’s options generally have a 10-year term. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any options in 2006, 2005 and 2004.

In addition, non-employee directors are eligible to participate in the Company’s Outside Directors Deferred Compensation Plan. This plan enables such directors to forego cash fees otherwise payable to them in respect to their service as a director and to have such fees credited in the form of stock units, which will be payable in the form of stock or cash, as elected by a director, when the director terminates service as a director, or at such other time as a director elects. As of December 31, 2006 and 2005, the Company recorded a liability of $0.6 and $0.2, respectively, related to deferred directors’ compensation. Deferred directors’ compensation is recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of income. As of December 31, 2006 and 2005, there were 24,611 and 14,918 stock units, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements

(dollars in millions, except per share data)

14.    Defined Benefit Pension Plans

Certain current and former employees of Mafco Worldwide are covered under various defined benefit retirement plans. Plans covering Mafco Worldwide’s salaried employees generally provide pension benefits based on years of service and compensation. Plans covering Mafco Worldwide’s union members generally provide stated benefits for each year of credited service. The Company’s funding policy is to contribute annually the statutory required amount as actuarially determined.

The Company adopted the provisions of SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires the Company to recognize the funded status of its pension plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to other comprehensive income at adoption was $0.2 and represents the net unrecognized prior service cost and unrecognized actuarial net loss remaining from the initial adoption of SFAS No. 87 ‘‘Employers’ Accounting for Pensions,’’ which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The following table reconciles the funded status of Mafco Worldwide’s funded defined benefit pension plans as of December 31. The Company uses December 31 as a measurement date for all plans.

	December 31,
	2006	2005
Accumulated Benefit Obligation	$8.6	$7.9
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$9.6	$7.8
Service cost	0.4	0.3
Interest cost	0.5	0.4
Plan amendments	0.2	0.3
Assumption changes	—	1.1
Actuarial loss	(0.1)	(0.1)
Benefits paid	(0.2)	(0.2)
Projected benefit obligation at end of year	10.4	9.6
Change in Plan Assets
Fair value of assets at beginning of year	22.4	19.8
Actual returns on plan assets	4.0	2.8
Company contributions	0.6	—
Benefits paid	(0.2)	(0.2)
Fair value of assets at end of year	26.8	22.4
Plan assets in excess of projected benefit obligations	16.4	12.8
Unrecognized prior service cost(a)	—	0.8
Unrecognized net loss(a)	—	2.7
Net pension asset	$16.4	$16.3

(a)	The requirements of SFAS No. 158 are not applied retrospectively and do not apply to disclosures for fiscal years ended prior to December 31, 2006.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Amounts recognized in the consolidated balance sheets for Mafco Worldwide’s funded defined benefit pension plans consist of the following:

	December 31,
	2006	2005
Pension asset – non-current	$17.9	$16.5
Accrued benefit liability – non-current	(1.5)	(2.0)
Intangible assets	—	0.5
Accumulated other comprehensive income(a)	—	1.3
	$16.4	$16.3

(a)	The requirements of SFAS No. 158 are not applied retrospectively and do not apply to disclosures for fiscal years ended prior to December 31, 2006.

Net amounts recognized in accumulated other comprehensive income at December 31, 2006, which have not yet been recognized as a component of net periodic pension income/cost for Mafco Worldwide’s funded defined benefit pension plans, are as follows:

December 31, 2006
Prior service cost	$0.6
Net loss	0.2
$0.8

The total prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension income/cost during the year ending December 31, 2007 for Mafco Worldwide’s funded defined benefit pension plans is $0.1 and less than $0.1, respectively.

Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The incremental effects of adopting the provisions of SFAS No. 158 for Mafco Worldwide’s funded defined benefit pension plans on the individual line items in the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table:

	December 31, 2006
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported
Pension asset	$17.8	$0.1	$17.9
Other assets	0.5	(0.5)	—
Total assets	18.3	(0.4)	17.9
Other liabilities	1.6	(0.1)	1.5
Accumulated other comprehensive income, net	(0.7)	(0.1)	(0.8)
Total stockholders’ equity	(0.7)	(0.1)	(0.8)
Total liabilities and stockholders’ equity	0.9	(0.2)	0.7

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

The components of net periodic benefit income for Mafco Worldwide’s funded defined benefit plans are as follows:

	Year ended December 31,
	2006	2005	2004
Service cost	$(0.4)	$(0.3)	$(0.2)
Interest cost	(0.5)	(0.4)	(0.4)
Expected return on plan assets	1.9	1.7	1.5
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization of net loss	(0.1)	(0.1)	(0.1)
Net periodic benefit income	$0.8	$0.8	$0.7

In addition to the amounts shown above, Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by the U.S. income tax regulation. The projected benefit obligation for this plan was $3.6 and $3.7 at December 31, 2006 and 2005, respectively. The projected benefit obligation reflected on the consolidated balance sheet at December 31, 2006 includes a current liability of $0.4 and a non-current liability of $3.2. Net loss recognized in accumulated other comprehensive income at December 31, 2006, which has not yet been recognized as a component of net periodic pension cost for Mafco Worldwide’s unfunded plan was $0.7, net of tax. The net loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ending December 31, 2007 is less than $0.1. The net periodic pension cost recognized for this plan was $0.3 for each year ended December 31, 2006, 2005 and 2004.

Assumptions

	December 31,
	2006	2005
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	5.80%	5.50%
Rate of compensation increase	3.50%	3.50%

	Year ended December 31,
	2006	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	5.75%	6.00%
Expected long term rate of return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

Discussion of Expected Long Term Rate of Return

In determining its expected rate of return on the plans’ assets, the Company considered the investment style of the fund in which it currently invests. In 2004, the plans’ assets were reinvested in global asset allocation funds from a U.S. asset allocation fund. The simulated performance of the global asset allocation funds based upon the anticipated allocation of the plans’ assets to each fund, during the 16-year period from 1989 through 2004 exceeded the assumed 8.50% rate of return. Since the completion of the reinvestment action, the plans’ investments earned 18.1% in 2006, 15.2% in 2005, and 11.8% in 2004.  In addition, based upon the investment models developed for the global asset allocation funds, the 10-year return for the plans’ assets is also expected to exceed 8.50%.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Plan Assets

Mafco Worldwide’s pension plan asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	December 31,
	2006	2005
Asset category:
Equity securities	62%	65%
Fixed income securities	10%	7%
Cash and other	28%	28%
Total	100%	100%

Investment Policy Discussion

The Investment Committee has retained a professional investment consultant as an advisor. Based upon that advice, the plans’ assets are invested in asset allocation funds which are comprised of global equities, global fixed income securities and cash.

Contributions

Mafco Worldwide currently expects to contribute approximately $1.1 to its defined benefit pension plans in 2007.

Other

Clarke American has a defined compensation arrangement which provides retirement benefits for a certain former employee, based upon the length of service and the final base compensation, partially reduced by other retirement benefits of Clarke American. Pension costs are calculated using the accrued benefit method of actuarial valuation with projected earnings where appropriate.

The arrangement is funded using the projected unit credit method of actuarial valuation. Funding requirements are adjusted to reflect the results of the plan actuarial valuations, which are done annually. For funding purposes, surpluses will be offset against annual contributions until exhausted, while deficits will be funded over periods prescribed by law.

The obligation for this arrangement was $2.1 and $2.2 at December 31, 2006 and 2005, respectively, and the amounts are included in other liabilities in the accompanying consolidated balance sheets. Benefit cost totaled $0.1 and $0.0 for the years ended December 31, 2006 and 2005, respectively.

Clarke American established an account to maintain the assets that will pay for the benefits. The balance of this account was $1.7 and $1.7 as of December 31, 2006 and 2005, respectively, and the amounts are included in other assets in the accompanying consolidated balance sheets. No contributions were made to the plan during 2006 and the period from December 15 to December 31, 2005.

15.    Defined Contribution Pension Plans

Mafco Worldwide has a defined contribution 401(k) plan covering its domestic salaried employees. Mafco Worldwide contributes up to 2% of an employees’ salary to this plan. Clarke American, through its subsidiaries, sponsors two tax-qualified 401(k) plans. Under the provisions of the plans, employees contributing a minimum of 2% of their annual income to the plans are awarded

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

a 3% match of their annual income on a bi-weekly basis and a 4% match of their annual income for those employees contributing at least 3% of their annual income on a bi-weekly basis. Contributions to the three plans were $5.3, $0.2 and $0.1 in 2006, 2005 and 2004, respectively.

16.    Long-Term Debt

	December 31,
	2006	2005
Clarke American $480.0 Senior Secured Credit Facilities, net of $1.8 and $2.2 of unamortized original discount at December 31, 2006 and 2005, respectively	$423.2	$445.1
Mafco Worldwide $125.0 Senior Secured Credit Facilities	88.9	107.0
Clarke American 11.75% Senior Notes	175.0	175.0
Capital lease obligations and other indebtedness	5.6	6.1
	692.7	733.2
Less: current maturities	(47.7)	(17.6)
Long-term debt, net of current maturities	$645.0	$715.6

Clarke American $480.0 Senior Secured Credit Facilities

Concurrent with the completion of the Clarke American Acquisition, Clarke American, as borrower, entered into senior secured credit facilities which provided for a revolving credit facility in an amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011. Portions of the revolving credit facility are available for the issuance of letters of credit and swing line loans. The senior secured credit facilities have a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.50% and 3.25%, respectively. The weighted average interest rate on the term loan was 8.7% at December 31, 2006. As of December 31, 2006, no amounts were drawn under Clarke American’s $40.0 revolving credit facility, and Clarke American had $34.6 available for borrowing (giving effect to the issuance of $5.4 of letters of credit).

All obligations under Clarke American’s credit facilities are guaranteed by Clarke American’s direct parent and by each of Clarke American’s direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. Clarke American’s credit facilities are secured by a perfected first priority security interest in substantially all of Clarke American’s and the guarantors’ assets, other than any future voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. Clarke American currently does not have any foreign subsidiary.

Clarke American’s term loan facility has an aggregate principal amount at maturity of $440.0. Clarke American assumed $437.8 of net obligations from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method. Clarke American’s term loan facility is required to be repaid in quarterly installments in annual amounts of: $18.8 in 2007, $28.1 in 2008, $32.8 in 2009, $37.5 in 2010 and $281.4 in 2011. Clarke American’s term loan facility requires that a portion of Clarke American’s excess cash flow be applied to prepay amounts borrowed thereunder, beginning in 2007 with respect to 2006. The amount of the excess cash flow payment, with respect to 2006, included in current maturities is $26.4 at December 31, 2006. The excess cash flow payment reduces the future quarterly payment amounts on a pro rata basis over the term of the loan. The balance of the term loan facility will be repaid in full in 2011.

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

During February 2006, Clarke American entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0, which became effective on July 1, 2006 and is accounted for as a cash flow hedge. The hedge swaps the underlying variable rate for a fixed rate of 4.992%. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Clarke American’s variable rate senior secured credit facilities.

See Note 3 regarding the Merger.

Mafco Worldwide $125.0 Senior Secured Credit Facility

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facility. The Mafco Worldwide credit facility replaced Mafco Worldwide’s previously existing senior secured credit facility. The Mafco Worldwide credit facility consists of $110.0 of term loan which was drawn on December 8, 2005 and matures in six years and a five year $15.0 revolving credit facility. The indebtedness under the Mafco Worldwide credit facility is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide’s obligations under the Mafco Worldwide credit facility and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facility was 7.4% and 6.5% at December 31, 2006 and 2005, respectively.

The Mafco Worldwide credit facility contains affirmative and negative covenants customary for such financings. The Mafco Worldwide credit facility also requires Mafco Worldwide to maintain a maximum total debt ratio and a minimum consolidated interest expense ratio as of the last day of each fiscal quarter. The Mafco Worldwide credit facility contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

limitations on the activities of Flavors Holdings Inc. and Mafco Shanghai Corporation, a subsidiary of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3 that commenced on March 31, 2006. In addition, the Mafco Worldwide term facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility (there are no such amounts to be paid with respect to 2006). Mafco Worldwide made repayments totalling $18.1 during 2006, which included mandatory repayments of $1.1. In connection with the sale of marketable securities during 2005, Mafco Worldwide made a mandatory $3.0 prepayment on its term loan. As of December 31, 2006 and 2005, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $13.5 available for borrowing (giving effect to the issuance of $1.5 of letters of credit).

During February 2006, Mafco Worldwide entered into an interest rate derivative transaction in the form of a two-year non-cancelable interest rate zero-cost collar with a notional amount of $50.0 that caps the underlying variable rate at 5.25% and sets a floor at 4.79%. This derivative is being accounted for as a cash flow hedge. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Mafco Worldwide’s variable rate senior secured credit facility.

Clarke American Senior Notes

Concurrent with the completion of the Clarke American Acquisition, Clarke American issued $175.0 principal amount of Senior Notes. The Senior Notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on Clarke American’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Senior Notes are unsecured and are effectively subordinated to all of Clarke American’s existing and future secured indebtedness. Clarke American must offer to repurchase all of the outstanding Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Clarke American must also offer to repurchase the Senior Notes with the proceeds from certain sales of assets, if Clarke American does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of Clarke American Corp.’s subsidiaries, all of which are owned 100% by Clarke American Corp. Because Clarke American Corp. is a holding company, Clarke American Corp. has no independent assets or operations.

See Note 3 regarding the Merger.

Capital Lease Obligation and Other Indebtedness

Clarke American has a principal balance of $4.6 outstanding under an information technology capital lease obligation at December 31, 2006. The obligation has an imputed interest rate of 6.0% and has required payments, including interest of $1.6 in 2007, $1.6 in 2008, $1.6 in 2009, and $0.3 in 2010. Clarke American also had $1.0 outstanding under an information technology financing obligation at December 31, 2006. Related to this obligation, Clarke American recorded $0.6 of non-cash capital expenditures for the fiscal year 2006.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.6 and $3.4 at December 31, 2006 and 2005, respectively) for working capital purposes. The subsidiary had no borrowings at December 31, 2006 and 2005.

17.    Financial Instruments

Most of the Company’s customers are in the worldwide tobacco and financial services industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts for cash and cash equivalents, trade accounts receivable, marketable securities, accounts payable and accrued liabilities approximate fair value. The fair value of the Company’s long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 2006 was approximately $27.0 higher than the carrying value of $692.7. The estimated fair value of long-term debt at December 31, 2005 approximated carrying value.

18.    Restructuring

Clarke American developed a restructuring plan to streamline and redesign the manufacturing plant network to take advantage of high-capacity technology and economies of scale. Prior to the Clarke American Acquisition, Clarke American established reserves for the reorganization of its sales and corporate processes, the closure of certain facilities, changes in management and the realignment of production requirements to enhance the use of technology investments. Accrued liabilities relating to these pre-acquisition restructuring activities at December 15, 2005 were $3.4. During 2006, Clarke American established $3.3 in reserves related to a reduction in force of the coporate staff and the closures of two production facilties. In connection with the facilities closures, Clarke American held $0.5 in assets available for sale at December 31, 2006. The Company sold the assets in January 2007 and recognized an insignificant gain.

The 2006 consolidated statements of income reflect changes of $1.3 in cost of revenues and charges of $2.0 in selling, general and administrative expenses, related to this restructuring. Restructuring accruals are reflected in accrued liabilities and other liabilities in the Company’s consolidated balance sheets. The majority of the restructuring projects are within the Financial Institution segment. The Direct to Consumer segment closed one facility in 2006, charging $0.5 in reserves, which is included in the $3.3 noted above.

The following table details the components of the activity described above for 2006:

	Opening Balance	Amounts Charged	Amounts Paid	Adjustments	Ending Balance
Year ended December 31, 2006	$3.4	$3.3	$(4.0)	$—	$2.7

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

19.    Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property and equipment and vehicles under operating leases that expire at various dates through 2014. Certain leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2006, future minimum lease payments under non-cancellable operating leases with terms of one year or more are as follows:

2007	$8.3
2008	8.0
2009	7.5
2010	6.0
2011	4.7
Thereafter	7.5

Total lease expense for all operating leases was $8.8, $0.8 and $0.3 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company had outstanding letters of credit totaling $6.9 and $7.5 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had obligations to purchase approximately $19.0 of raw materials.

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

The Transfer Agreement requires such subsidiary of MCG to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. The Company will be obligated to reimburse the amounts so funded only when the Company receives amounts under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex’s indemnitors regarding their indemnities, the Transfer Agreement permits the Company to require such subsidiary to fund 50% of the costs of resolving the disputes.

Prior to 1988, a former subsidiary of Pneumo Abex manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc. (the ‘‘Original Indemnitor’’) has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the ‘‘Second Indemnitor’’) of Cooper Industries, Inc. (now Cooper Industries, LLC, the ‘‘Indemnity Guarantor’’) assumed responsibility for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its indemnity obligations to the Company. Performance of the Second Indemnitor’s indemnity obligation is guaranteed by the Indemnity Guarantor. Since the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor has been fulfilling the Second Indemnitor’s indemnity obligations to the extent that they are no longer being performed by the Second Indemnitor.

In November 2006, the Company entered into a series of agreements with the Second Indemnitor, the Indemnity Guarantor and others that proposed a settlement of the Company’s claims against the Second Indemnitor relating to its indemnity as part of the bankruptcy reorganization of the Second Indemnitor. If the transactions outlined in the agreements are approved by the courts overseeing the Second Indemnitor’s bankruptcy and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust to be created in connection with the Second Indemnitor’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 to the trust, and the Indemnity Guarantor would pay $246.0 to the trust and issue a 25-year note to the trust for the payment of $500.0, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Second Indemnitor’s indemnity, and (iv) a court-ordered injunction would bar the assertion of any claim arising out of the asbestos-related claims subject to the Second Indemnitor’s indemnity from being asserted against the Company, the Second Indemnitor or the Indemnity Guarantor (items (a)(i) through (a)(iv) collectively, the ‘‘Plan A Settlement’’) or (b) under certain conditions set forth in the agreements relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 from the Second Indemnitor’s bankruptcy estate, (ii) the Second Indemnitor would be relieved of its indemnification obligation, and (iii) the Indemnity Guarantor would continue to honor its guaranty obligation and receive $138.0 from the Second Indemnitor’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the ‘‘Plan B Settlement’’). Both the Plan A Settlement and the Plan B Settlement are subject to various contingencies, including bankruptcy court approval and the effectiveness of the Second Indemnitor’s plan of reorganization. No assurance can be given regarding whether the agreements can or will be consummated.

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of December 31, 2006, the Company incurred or expected to incur approximately $1.0 of unindemnified costs, as to which it either has received or expects to receive approximately $0.8 in insurance reimbursements. Management does not expect these unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the future aggregate cost of cleanup and related expenses with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $100.0.

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

Honeywell Indemnification

Certain of the intermediate holding companies of Novar had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. In the stock purchase agreement executed in connection with the Clarke American Acquisition, Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Clarke American and its subsidiaries, with respect to all liabilities arising

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(dollars in millions, except per share data)

under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment, based on the agreement of the parties, and was reduced to $27.0 by December 31, 2006. Since the Company believes it is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in its financial statements.

See Note 11 for certain tax matters indemnified by Honeywell.

20.    Related Party Transactions

During 2006, 2005, and 2004, three executive officers of the Company were executives of Holdings. The Company did not compensate such executive officers, but, in 2006, 2005 and 2004, the Company paid to Holdings $3.25, $1.5 and $1.5, respectively, for the value of the services provided by such officers to the Company pursuant to a management services agreement and charged that amount to selling, general, and administrative expense. On May 24, 2006, the Company and MacAndrews & Forbes Inc., a wholly owned subsidiary of Holdings, entered into an amended and restated management services agreement (the ‘‘Management Services Agreement’’) to reflect the increased scope of the management services provided by MacAndrews & Forbes Inc. to the Company and the increased size of the Company. Under the Management Services Agreement, MacAndrews & Forbes Inc. continues to provide the services of the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel, as well as additional advisory, transactional, legal, risk management, tax and accounting services, and the Company pays to MacAndrews & Forbes Inc. a quarterly fee of $1.25, beginning with the third quarter of 2006. The prior management services agreement provided for an annual fee of $1.5.

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

The Company participates in Holdings’ directors and officer’s insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2006, the Company recorded prepaid expenses and other assets of $1.2 and $2.4 relating to the directors and officers insurance program. At December 31, 2005, the Company recorded prepaid expenses and other assets of $1.3 and $3.6 relating to the directors and officers insurance program. The Company paid $2.7 to Holdings in 2005 under the insurance program. No payments to Holdings were made in 2006 under the insurance program.

21.    Significant Customers

Clarke American’s top 20 clients accounted for approximately 44% and 10% of the Company’s net revenues in 2006 and 2005, respectively, with sales to Bank of America representing a significant portion of such revenues in the Financial Institution segment. In addition, Mafco Worldwide’s sales to the Altria Group Inc. accounted for approximately 5%, 29% and 34% of the Company’s net revenues in 2006, 2005 and 2004, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

22.    Geographic and Business Segment Information

The Company has three reportable segments. Management measures and evaluates the reportable segments based on operating income. The segments and their principal activities consist of the following:

•	Financial Institution segment – Provides checks and related products, direct marketing and contact center services to financial institutions. Clarke American serves this segment through its Clarke American and Alcott Routon brands. This segment operates in the U.S.

•	Direct to Consumer segment – Provides checks and related products, customized business kits, and treasury management supplies directly to consumers and businesses. Clarke American serves this segment through its Checks In The Mail and B2Direct brands. This segment operates in the U.S.

•	Licorice Products segment – Produces licorice products used primarily by the tobacco and food industries. This segment operates in Camden, New Jersey; Richmond, Virginia and Gardanne, France as well through its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China.

Segment information for 2006, 2005 and 2004 is as follows:

		Financial Institution(1)	Direct to Consumer(1)	Licorice Products	Corporate	Total
Net revenues:	2006	$523.0	$100.9	$98.1	$—	$722.0
	2005	20.3	3.8	97.3	—	121.4
	2004	—	—	93.4	—	93.4
Intersegment revenues:	2006	$8.3	$—	$—	$—	$8.3
	2005	0.4	—	—	—	0.4
	2004	—	—	—	—	—
Operating income (loss):	2006	$76.8	$10.2	$35.7	$(5.2)	$117.5
	2005	0.5	0.2	36.7	(3.9)	33.5
	2004	—	—	35.6	(4.5)	31.1
Depreciation and amortization	2006	$46.2	$8.3	$3.0	$—	$57.5
(excluding amortization of deferred	2005	1.7	0.5	3.0	—	5.2
financing fees and original discount):	2004	—	—	3.0	—	3.0
Capital expenditures	2006	$13.4	$1.3	$0.8	$—	$15.5
(excluding capital leases):	2005	0.9	0.2	1.1	—	2.2
	2004	—	—	1.6	—	1.6
Total assets:
December 31, 2006		$998.6	$119.7	$279.1	$62.5	$1,459.9
December 31, 2005		1,032.7	117.2	271.9	40.3	1,462.1

(1)	Includes results from the date of the Clarke American Acquisition for the year ended December 31, 2005.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Selected summarized geographic information for the years ended December 31, 2006 and 2005 was as follows:

	Year ended December 31,
	2006	2005
Long-lived assets
North America	$529.4	$553.5
Foreign	19.6	17.9
Corporate	6.7	3.1
Total	$555.7	$574.5

23.    Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly financial information for 2006 and 2005:

	2006
	First	Second	Third	Fourth
Net revenues	$187.2	$182.2	$178.0	$174.6
Gross profit	74.6	72.6	68.6	65.7
Net income	10.4	8.0	11.2	6.6
Income per common share:
Basic	$0.53	$0.41	$0.56	$0.33
Diluted	$0.52	$0.40	$0.55	$0.32

	2005
	First	Second	Third	Fourth
Net revenues	$24.1	$25.3	$24.6	$47.4
Gross profit	12.6	12.9	11.6	17.8
Net income	6.3	6.0	6.0	5.7
Income per common share:
Basic	$0.33	$0.31	$0.32	$0.30
Diluted	$0.31	$0.30	$0.31	$0.28

Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

24.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2006	2005	2004
Earnings per share – basic:
Net income	$36.2	$24.0	$25.2
Weighted-average shares outstanding (in millions)	19.9	19.1	18.6
Earnings per common share – basic	$1.82	$1.25	$1.35
Earnings per share – diluted:
Net income	$36.2	$24.0	$25.2
Weighted-average shares outstanding (in millions)	19.9	19.1	18.6
Dilutive impact of stock options and stock units (in millions)	0.5	0.7	1.4
Weighted-average shares and potential dilutive shares outstanding (in millions)	20.4	19.8	20.0
Earnings per common share – diluted	$1.78	$1.21	$1.26

Schedule I – Condensed Financial Information of Registrant
Balance Sheets (Parent Only)
(in millions)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$19.8	$36.2
Marketable securities	30.0	—
Prepaid expenses and other current assets	0.9	0.9
Total current assets	50.7	37.1
Investment in subsidiaries	357.3	317.4
Receivable from subsidiaries	1.2	0.8
Other assets	10.6	6.3
	$419.8	$361.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.6	$—
Accrued expenses	4.9	0.2
Total current liabilities	5.5	0.2
Other liabilities	3.8	—
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 22,775,270 and 21,881,170 shares issued at December 31, 2006 and 2005, respectively	0.2	0.2
Additional paid-in capital	50.5	41.5
Treasury stock at cost; 2,541,900 shares at December 31, 2006 and 2005	(14.8)	(14.8)
Retained earnings	373.7	337.5
Accumulated other comprehensive income (loss)	0.9	(3.0)
Total stockholders’ equity	410.5	361.4
	$419.8	$361.6

Schedule I – Condensed Financial Information of Registrant
Statements of Income (Parent Only)
(in millions)

	Year Ended December 31,
	2006	2005	2004
General and administrative expenses	$5.2	$3.9	$4.4
Operating loss	5.2	3.9	4.4
Interest, investment and other income, net	(2.2)	(2.2)	(1.0)
Loss from operations before taxes	3.0	1.7	3.4
Benefit from income taxes	(0.3)	(1.6)	(1.2)
Loss from operations	2.7	0.1	2.2
Equity in income of subsidiaries	(38.9)	(24.1)	(27.4)
Net income	$36.2	$24.0	$25.2

Schedule I – Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Only)
(in millions)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$36.2	$24.0	$25.2
Adjustments to reconcile net income to total cash provided by (used in) operating activities:
Equity in income of subsidiaries	(38.9)	(24.1)	(27.4)
Changes in assets and liabilities:
Receivable from/payables to subsidiaries	(0.4)	1.5	2.4
Other, net	6.9	(2.4)	(4.0)
Cash provided by (used in) operating activities	3.8	(1.0)	(3.8)
Investing activities
Purchase of Clarke American, net of cash acquired	—	(202.5)	—
Investments in marketable securities	(30.0)	—	—
Professional fees related to acquisition of Harland	(2.0)	—	—
Dividend from Clarke American	1.5	—	—
Dividends from Mafco Worldwide	1.8	145.0	—
Cash used in investing activities	(28.7)	(57.5)	—
Financing activities
Proceeds from stock options exercised and related tax benefits	8.5	2.3	6.2
Cash provided by financing activities	8.5	2.3	6.2
Net (decrease) increase in cash and cash equivalents	(16.4)	(56.2)	2.4
Cash and cash equivalents at beginning of period	36.2	92.4	90.0
Cash and cash equivalents at end of period	$19.8	$36.2	$92.4
Non-cash financing activity:
Non-cash dividend from Mafco Worldwide	$—	$10.7	$—

Schedule II – Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2006, 2005 and 2004.

	Beginning Balance	Amounts Reserved	Balance Written Off	Ending Balance
Allowance for Doubtful Accounts
December 31, 2006	$0.1	$—	$—	$0.1
December 31, 2005	$0.1	$—	$—	$0.1
December 31, 2004	$0.2	$—	$0.1	$0.1