Form 10-Q
period 2007-03-31
M & F WORLDWIDE CORP
filed 2007-05-04
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Yes     No

As of April 30, 2007, there were 20,733,370 shares of the registrant’s Common Stock outstanding, of which 7,998,000 were held by Mafco Consolidated Group Inc., a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc.

m & f worldwide corp.

 Index to Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2007

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41.9	$63.4
Accounts receivable (net of allowances of $0.1 and $0.1)	41.8	29.6
Inventories	73.0	75.5
Marketable securities	30.0	30.0
Prepaid expenses and other	24.7	21.1
Total current assets	211.4	219.6
Property, plant and equipment, net	100.9	106.1
Goodwill	387.8	387.7
Other intangible assets, net	653.2	660.5
Pension asset	18.3	17.9
Other assets	65.4	68.1
Total assets	$1,437.0	$1,459.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30.3	$25.0
Accrued liabilities	57.4	57.2
Current maturities of long-term debt	23.8	47.7
Total current liabilities	111.5	129.9
Long-term debt	629.4	645.0
Deferred tax liabilities	256.9	262.2
Other liabilities	14.5	12.3
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01; 250,000,000 shares authorized; 23,100,270 shares issued at March 31, 2007 and 22,775,270 shares issued at December 31, 2006	0.2	0.2
Additional paid-in capital	55.4	50.5
Treasury stock at cost; 2,541,900 shares at March 31, 2007 and December 31, 2006	(14.8)	(14.8)
Retained earnings	383.0	373.7
Accumulated other comprehensive income	0.9	0.9
Total stockholders’ equity	424.7	410.5
Total liabilities and stockholders’ equity	$1,437.0	$1,459.9

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues	$191.3	$187.2
Cost of revenues	115.9	112.6
Gross profit	75.4	74.6
Selling, general and administrative expenses	43.9	41.4
Operating income	31.5	33.2
Interest income	0.8	0.5
Interest expense	(17.1)	(16.7)
Income before income taxes	15.2	17.0
Provision for income taxes	5.8	6.6
Net income	$9.4	$10.4
Earnings per common share:
Basic	$0.45	$0.53
Diluted	$0.44	$0.52

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$9.4	$10.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6.9	7.2
Amortization	7.4	7.2
Amortization of deferred financing fees and original discount	1.6	0.9
Deferred income taxes	(5.4)	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	(12.1)	(1.6)
Inventories	2.6	0.7
Prepaid expenses and other assets	(2.0)	2.8
Pension asset	(0.4)	(0.2)
Accounts payable and accrued expenses	7.1	5.7
Other, net	0.4	0.5
Net cash provided by operating activities	15.5	33.1
Investing activities
Professional fees related to acquisition of Harland	(0.5)	—
Proceeds from sale of property and equipment	0.5	—
Capitalized interest	(0.1)	—
Capital expenditures	(1.9)	(3.9)
Net cash used in investing activities	(2.0)	(3.9)
Financing activities
Cash overdrafts	—	(10.4)
Proceeds from stock options exercised and related tax benefits	4.9	2.0
Borrowings on credit agreements	—	3.8
Repayments of credit agreements and other borrowings	(39.9)	(22.2)
Net cash used in financing activities	(35.0)	(26.8)
Net (decrease) increase in cash and cash equivalents	(21.5)	2.4
Cash and cash equivalents at beginning of period	63.4	52.4
Cash and cash equivalents at end of period	$41.9	$54.8
Supplemental disclosure of cash paid for:
Interest	$10.7	$11.2
Taxes paid, net of refunds	1.2	0.5

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)

1.    Description of the Business and Basis of Presentation

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988 and is a holding company. M & F Worldwide conducts certain operations through its indirect wholly owned subsidiaries Clarke American Corp. (‘‘Clarke American’’) and Mafco Worldwide Corporation (‘‘Mafco Worldwide’’). At March 31, 2007, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiary Mafco Consolidated Group Inc. (‘‘MCG’’), beneficially owned approximately 37% of the outstanding M & F Worldwide common stock.

Clarke American is a leading provider of checks and related products, direct marketing services, and contact center services in the United States. Clarke American serves financial institutions through its Clarke American and Alcott Routon brands (the ‘‘Financial Institution’’ segment) and consumers and businesses directly through its Checks In The Mail and B2Direct brands (the ‘‘Direct to Consumer’’ segment). The Financial Institution segment’s products primarily consist of checks and related products, such as deposit tickets, checkbook covers, and related delivery services, and it also offers specialized direct marketing and contact center services to its financial institution clients. The Direct to Consumer segment’s products primarily consist of checks and related products, customized business kits, and treasury management supplies.

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

See Note 3 regarding the Harland Acquisition (as hereinafter defined) that closed on May 1, 2007.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2006 Annual Report on Form 10-K.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2007 presentation.

2.    Significant Accounting Policies

Reference is made to the significant accounting policies of the Company described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the anticipated impact of SFAS No. 157 on its consolidated results of operations and financial position.

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

See Note 10 regarding the Company’s adoption of EITF Issue No. 06-3, ‘‘How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (‘‘EITF 06-3’’) and FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) in the first quarter of 2007.

3.    John H. Harland Transaction

On December 20, 2006, the Company announced that it had entered into an agreement and plan of merger (the ‘‘Merger Agreement’’), dated as of December 19, 2006, with John H. Harland Company (‘‘Harland’’), under which a wholly owned subsidiary of the Company would merge with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American (the ‘‘Harland Acquisition’’). The closing of the Harland Acquisition and the related financing transactions described below (collectively referred to as the ‘‘Transactions’’) occurred on May 1, 2007. The cash consideration paid was $52.75 per share, or a total of approximately $1,426.4, for the outstanding equity of Harland in accordance with the Merger Agreement. The Company will consolidate the results of operations and accounts of Harland from the date of acquisition.

Harland is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc.,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

a wholly owned subsidiary of Harland. Another subsidiary, Scantron Corporation, is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets. Subsequent to the closing of the acquisition of Harland, Clarke American’s check printing, contact center and direct marketing capabilities are being combined with Harland’s corresponding business and will operate under the name ‘‘Harland Clarke.’’

In connection with the Harland Acquisition, on April 4, 2007, Clarke American entered into a credit agreement (the ‘‘New Credit Agreement’’) among itself, as Borrower, the financial institutions party thereto, as the Lenders, and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and certain subsidiaries of Clarke American from time to time party thereto, as Subsidiary Co-Borrowers. Clarke American borrowed $1,800.0 pursuant to the New Credit Agreement on May 1, 2007 in order to fund a portion of the purchase price for Harland, to repay debt under Clarke American’s previously outstanding senior secured credit facilities (the ‘‘Prior Credit Facilities’’), to prepay Clarke American’s previously outstanding 11.75% Senior Notes due December 15, 2013 (the ‘‘2013 Senior Notes’’) and to pay fees and expenses (see Note 12).

The New Credit Agreement provides for a new $1,800.0 senior secured term loan (the ‘‘New Term Loan’’), which was fully drawn at closing and matures on May 1, 2014. Clarke American is required to repay the New Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The New Credit Agreement also provides for a new $100.0 revolving credit facility (the ‘‘New Revolver’’) that matures on May 1, 2013. The New Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. Clarke American did not draw any amounts under the New Revolver in order to fund the Harland Acquisition. Under certain circumstances, Clarke American is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the New Credit Agreement and the 2015 Senior Notes (as defined below) allow Clarke American to borrow substantial additional debt.

Loans under the New Credit Agreement bear, at Clarke American’s option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

•	a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.

Interest rate margins and commitment fees under the New Revolver are subject to reduction in increments based upon Clarke American achieving certain consolidated leverage ratios.

Clarke American and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-borrowers under the New Credit Agreement.  In addition, Clarke American’s direct parent, CA Acquisition Holdings, Inc., is a guarantor under the New Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of Clarke American’s, each of the co-borrowers’ and the guarantors’ tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).

The New Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The New Credit Agreement requires

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

Clarke American to maintain a maximum consolidated secured leverage ratio for the benefit of lenders under the New Revolver only. Clarke American has the right to prepay the New Term Loan at any time without premium or penalty, subject to certain breakage costs, and Clarke American may also reduce any unutilized portion of the Term Loan at any time, in minimum principal amounts set forth in the New Credit Agreement. Clarke American is required to prepay the New Term Loan with 50% of excess cash flow (as defined in the New Credit Agreement) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations.

If a change of control (as defined in the New Credit Agreement) occurs, Clarke American will be required to make an offer to prepay all outstanding term loans under the New Credit Agreement at 101% of the outstanding principal amount thereof plus accrued and unpaid interest, and lenders holding a majority of the revolving credit commitments may elect to terminate the revolving credit commitments in full. Clarke American is also required to offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

Under the terms of the New Credit Agreement, Clarke American is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through the entering into of hedging agreements within 180 days of the effectiveness of the New Credit Agreement.

Additionally, in connection with the Harland Acquisition, on May 1, 2007, Clarke American issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the ‘‘Floating Rate Notes’’) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘New Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The Senior Notes are unsecured and are therefore effectively subordinated to all of Clarke American’s senior secured indebtedness, including outstanding borrowings under the New Credit Agreement. The New Indenture contains customary restrictive covenants, including, among other things, restrictions on Clarke American’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Clarke American must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the New Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Clarke American must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The 2015 Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of Clarke American’s domestic subsidiaries, all of which are 100% owned by it, and are co-issued by many of its domestic subsidiaries.

In connection with the issuance of the 2015 Senior Notes, a registration rights agreement was entered into on May 1, 2007, by and among Clarke American, the Guarantor’s party thereto, Credit Suisse Securities (USA) LLC, Bear, Stearns & Co. Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (the ‘‘Registration Rights Agreement’’), pursuant to which Clarke American and the Co-Issuers and Guarantors agreed, among other things, to:

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

•	file a registration statement within 180 days after the issuance of the 2015 Senior Notes, enabling holders to exchange the 2015 Senior Notes for publicly registered exchange notes with substantially identical terms;

•	use all commercially reasonable efforts to cause the registration statement to become effective within 270 days after the issuance of the 2015 Senior Notes; and

•	use all commercially reasonable efforts to complete an exchange offer within 45 business days, or longer, if required by the federal securities laws, after the effective date of the registration statement.

In addition, under certain circumstances, Clarke American and the Co-Issuers and Guarantors may be required to file a shelf registration statement to cover resales of the notes.

If Clarke American does not comply with these obligations, Clarke American and the guarantors will be required to pay additional interest to holders of the 2015 Senior Notes under certain circumstances.

After the closing of the Harland Acquisition, on May 2, 2007, Clarke American changed its name to Harland Clarke Holdings Corp. (‘‘Harland Clarke’’).

4.    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

5.    Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Finished goods	$23.6	$22.9
Work-in-progress	5.4	5.3
Raw materials	44.0	47.3
	$73.0	$75.5

6.    Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the three months ended March 31, 2007 is as follows:

Balance as of December 31, 2006	$387.7
Effect of exchange rate changes	0.1
Balance as of March 31, 2007	$387.8

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Amortized intangible assets:
Customer relationships	10-30	$483.3	$483.3	$34.7	$27.9
Trademarks and tradenames	15	11.0	11.0	0.8	0.6
Covenants not to compete	1	0.4	0.4	0.4	0.4
Software and other	2-3	2.0	2.0	1.3	1.0
		496.7	496.7	37.2	29.9
Indefinite lived intangible assets:
Product formulations		109.6	109.6	—	—
Trademarks and tradenames		84.1	84.1	—	—
Total other intangibles		$690.4	$690.4	$37.2	$29.9

The customer relationships and amortizable trademarks and tradenames are being amortized using the cash flow method over their estimated useful lives. All other amortized intangible assets are being amortized ratably over their estimated useful lives. Amortization expense was $7.4 and $7.1 for the three months ended March 31, 2007 and 2006, respectively.

Estimated annual aggregate amortization expense through December 31, 2011 is as follows:

Nine months ending December 31, 2007	$21.5
Year ending December 31, 2008	27.9
Year ending December 31, 2009	26.6
Year ending December 31, 2010	25.6
Year ending December 31, 2011	24.3

7.    Business Segment Information

As of March 31, 2007, the Company had three reportable segments. Management measures and evaluates the reportable segments based on operating income. The segments and their principal activities consisted of the following:

•	Financial Institution segment – Provides checks and related products, direct marketing and contact center services to financial institutions. Clarke American serves this segment through its Clarke American and Alcott Routon brands. This segment operates in the United States.

•	Direct to Consumer segment – Provides checks and related products, customized business kits, and treasury management supplies directly to consumers and businesses. Clarke American serves this segment through its Checks In The Mail and B2Direct brands. This segment operates in the United States.

•	Licorice Products segment – Produces licorice products used primarily by the tobacco and food industries. This segment operates in Camden, New Jersey; Richmond, Virginia and Gardanne, France as well as through its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

Segment information is as follows:

	Financial Institution	Direct to Consumer	Licorice Products	Corporate	Total
Net revenues:
Three months ended March 31, 2007	$138.2	$26.4	$26.7	$—	$191.3
Three months ended March 31, 2006	136.6	26.3	24.3	—	187.2
Intersegment revenues:
Three months ended March 31, 2007	$4.5	$—	$—	$—	$4.5
Three months ended March 31, 2006	1.8	—	—	—	1.8
Operating income (loss):
Three months ended March 31, 2007	$20.2	$3.2	$10.3	$(2.2)	$31.5
Three months ended March 31, 2006	22.1	3.0	9.1	(1.0)	33.2
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Three months ended March 31, 2007	$11.9	$1.9	$0.5	$—	$14.3
Three months ended March 31, 2006	11.5	2.1	0.8	—	14.4
Capital expenditures (excluding capital leases):
Three months ended March 31, 2007	$1.4	$0.2	$0.3	$—	$1.9
Three months ended March 31, 2006	3.6	0.1	0.2	—	3.9
Total assets:
At March 31, 2007	$976.7	$117.8	$281.1	$61.4	$1,437.0
At December 31, 2006	998.6	119.7	279.1	62.5	1,459.9

8.    Comprehensive Income

For the three months ended March 31, 2007 and 2006, comprehensive income amounted to $9.4 and $11.5, respectively. The difference between net income and comprehensive income for the three months ended March 31, 2007 relates to a change in foreign currency translation adjustments of $0.3 (net of taxes of $0.0), offset by a decrease in the value of derivatives of $0.3 (net of taxes of $0.1). The difference between net income and comprehensive income for the three months ended March 31, 2006 relates to a change in foreign currency translation adjustments of $0.6 (net of taxes of $0.0) and an increase in the value of derivatives of $0.5 (net of taxes of $0.3).

9.    Net Income Per Share

The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended March 31,
	2007	2006
Basic weighted average common shares outstanding	20.5	19.5
Diluted weighted average common shares outstanding	20.9	20.1

Common equivalent shares consisting of outstanding stock options and directors stock units are included in the 2007 and 2006 diluted income per share calculations.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

10.    Income and Other Taxes

On January 1, 2007 the Company adopted the provisions of EITF 06-3. The Company records any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, which may include, but is not limited to, sales, use, value added, and some excise taxes on a net basis as a reduction of its revenues in the accompanying consolidated statements of income.

On January 1, 2007 the Company adopted the provisions of FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

Unrecognized tax benefits at January 1, 2007 amounted to $0.7 which, if recognized in the future, would impact the Company’s effective tax rate. The Company records both accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statements of income. At January 1, 2007, the Company had accrued $0.2 for the potential payment of penalties and interest. There were no significant changes to any of these amounts during the quarter ended March 31, 2007.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s federal tax returns for the 2003 through 2006 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statues of limitations. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

11.    Pension Plans

Certain current and former employees of Mafco Worldwide are covered under various defined benefit retirement plans. Plans covering Mafco Worldwide’s salaried employees generally provide pension benefits based on years of service and compensation. Plans covering Mafco Worldwide’s union members generally provide stated benefits for each year of credited service. Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by United States income tax regulations. The Company’s funding policy is to contribute annually the statutory required amount as actuarially determined.

Net periodic pension income for the Company’s plans is due to the overfunded status of the plans and consisted of the following components:

	Three Months Ended March 31,
	2007	2006
Service cost – benefits earned during the period	$0.1	$0.1
Interest cost on projected benefit obligations	0.2	0.2
Expected return on plan assets	(0.6)	(0.5)
Amortization of prior service cost and net loss	0.1	0.1
Net pension income	$(0.2)	$(0.1)

The Company’s contributions to its pension plans, which are based on current legal requirements, were minimal for the three months ended March 31, 2007 and 2006.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

12.    Long-Term Debt

	March 31, 2007	December 31, 2006
Clarke American $480.0 Prior Credit Facilities, net of $1.5 and $1.8 of unamortized original discount at March 31, 2007 and December 31, 2006, respectively	$392.2	$423.2
Mafco Worldwide $125.0 Senior Secured Credit Facilities	81.2	88.9
Clarke American 11.75% 2013 Senior Notes	175.0	175.0
Capital lease obligations and other indebtedness	4.8	5.6
	653.2	692.7
Less: current maturities	(23.8)	(47.7)
Long-term debt, net of current maturities	$629.4	$645.0

Clarke American $480.0 Senior Secured Credit Facilities

Concurrent with the completion of the acquisition of Clarke American in December 2005, Clarke American, as Borrower, entered into the Prior Credit Facilities, which provided for a revolving credit facility (the ‘‘Prior Revolver’’) in the amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011 (the ‘‘Prior Term Loan’’). The outstanding principal balance under the Prior Credit Facilities of $393.7 was repaid on May 1, 2007 in connection with the Transactions (see Note 3), along with accrued interest through the date of repayment of $2.9 and prepayment penalties of $3.9. Portions of the Prior Revolver were available for the issuance of letters of credit and swing line loans. The Prior Credit Facilities had a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.50% and 3.25%, respectively. The weighted average interest rate on the Prior Term Loan was 8.5% at March 31, 2007. As of March 31, 2007, no amounts were drawn under the Prior Revolver, and Clarke American had $34.6 available for borrowing (giving effect to the issuance of $5.4 of letters of credit).

Clarke American’s Prior Term Loan had an aggregate principal amount at maturity of $440.0. Clarke American assumed $437.8 of net obligations from its issuance, net of original discount of 0.5%. The original issue discount was being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method, and any unamortized amount was written off in the second quarter of 2007 in connection with the Transactions. Clarke American’s Prior Term Loan was required to be repaid in quarterly installments in annual amounts of $19.0 in 2007, $28.0 in 2008, $33.0 in 2009, $38.0 in 2010 and $280.5 in 2011. Clarke American’s Prior Term Loan also required that a portion of Clarke American’s excess cash flow be applied to prepay amounts borrowed thereunder. The amount of the excess cash flow payment, with respect to 2006, included in current maturities was $26.5 at December 31, 2006 and such amount was paid in February 2007. At the time of the payment, the Company wrote-off deferred financing fees amounting to $0.6.

Loans under Clarke American’s Prior Credit Facilities bore, at Clarke American’s option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate announced from time to time by The Bank of New York and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 2.00% per annum for revolving loans, or 2.25% per annum for term loans; or

•	a rate per annum equal to a reserve-adjusted Eurodollar rate, plus an applicable margin of 3.00% per annum for revolving loans, or 3.25% per annum for term loan.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

Mafco Worldwide $125.0 Senior Secured Credit Facility

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facility. The Mafco Worldwide credit facility consists of $110.0 of term loan which was drawn on December 8, 2005 and matures in six years and a five year $15.0 revolving credit facility. The indebtedness under the Mafco Worldwide credit facility is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide’s obligations under the Mafco Worldwide credit facility and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facility was 7.35% at March 31, 2007.

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

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility (there were no such amounts to be paid in the first quarter of 2007 with respect to 2006 due to optional prepayments made by Mafco Worldwide in 2006). Mafco Worldwide made repayments totaling $7.8 during the three months ended March 31, 2007, which included mandatory repayments of $0.3. As of March 31, 2007, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $13.9 available for borrowing (giving effect to the issuance of $1.1 of letters of credit).

Clarke American 2013 Senior Notes

Concurrent with the completion of the acquisition of Clarke American in December 2005, Clarke American issued $175.0 principal amount of 2013 Senior Notes. These notes were repurchased in a tender offer that closed on May 3, 2007, as discussed below. The 2013 Senior Notes were to mature on December 15, 2013 and paid interest at a rate per annum of 11.75% on June 15 and December 15 of each year. The 2013 Senior Notes were unsecured and were effectively subordinated to all of Clarke American’s existing indebtedness through the time of repurchase in May 2007, as discussed below.

On April 5, 2007, Clarke American commenced a tender offer for any and all of the $175.0 in aggregate principal amount of the 2013 Senior Notes and a consent solicitation from the holders of the 2013 Senior Notes to remove substantially all of the restrictive covenants and certain other provisions from the indenture governing the 2013 Senior Notes. The total consideration for each one thousand dollars principal amount of the 2013 Senior Notes validly tendered and not properly withdrawn pursuant to the tender offer was the price equal to (i) the present value on the applicable

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

settlement date of all remaining cash flows, including accrued and unpaid interest, principal and call premium from the applicable settlement date until December 15, 2009 discounted at a yield of a U.S. Treasury security plus 50 basis points minus (ii) accrued and unpaid interest to, but not including, the applicable settlement date. The total consideration included a consent payment of thirty dollars per one thousand dollars principal amount of 2013 Senior Notes payable only to holders who tendered their notes and validly delivered their consents to remove the restrictive covenants under the indenture on or prior to 5:00 p.m. (New York City time) on April 18, 2007 (the ‘‘consent time’’). Holders who tendered their notes after the consent time and on or prior to the expiration of the tender offer and consent solicitation were entitled to receive the tender offer consideration, equaling the total consideration minus the consent payment.

Clarke American, certain of its subsidiary guarantors (collectively, the ‘‘Guarantors’’) and The Bank of New York (the ‘‘Trustee’’) entered into a second supplemental indenture, dated as of April 19, 2007 (the ‘‘Second Supplemental Indenture’’) to the Indenture. The Second Supplemental Indenture was entered into in connection with Clarke American’s previously announced tender offer and consent solicitation with respect to the 2013 Senior Notes. As of the consent time, holders of approximately 99.9% of the outstanding aggregate principal amount of notes had tendered their 2013 Senior Notes into the tender offer and consented to the proposed amendments to the Indenture contained in the Second Supplemental Indenture. The Second Supplemental Indenture amended the Indenture to eliminate substantially all of the restrictive covenants contained in the Indenture and the 2013 Senior Notes, eliminate certain events of default, permit Clarke American’s board of directors to designate any restricted subsidiary as an unrestricted subsidiary, modify the covenant regarding mergers, including to permit mergers with entities other than corporations, and modify or eliminate certain other provisions contained in the Indenture and the 2013 Senior Notes. The amendments to the Indenture became effective on April 19, 2007 and became operative when Clarke American accepted for purchase at least a majority in aggregate principal amount of the 2013 Senior Notes then outstanding.

The tender offer expired on May 3, 2007, and 99.9% of the 2013 Senior Notes were validly tendered and purchased in the tender offer for total consideration of $219.9, including prepayment premiums and consent fees of $37.3 and accrued interest of $7.8.

Capital Lease Obligations and Other Indebtedness

Clarke American has a principal balance of $4.3 and $4.6 outstanding under an information technology capital lease obligation at March 31, 2007 and December 31, 2006, respectively. The obligation has an imputed interest rate of 6.0% and has required payments, including interest of $1.6 in 2007, $1.6 in 2008, $1.6 in 2009, and $0.3 in 2010. Clarke American also has $0.5 and $1.0 outstanding under an information technology financing obligation at March 31, 2007 and December 31, 2006, respectively.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.7 at March 31, 2007) for working capital purposes. The subsidiary had no borrowings at March 31, 2007 and December 31, 2006.

Interest Rate Hedges

During February 2006, Clarke American entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0, which became effective on July 1, 2006 and is accounted for as a cash flow hedge. The hedge swaps the underlying variable rate for a fixed rate of 4.992%. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Clarke American’s variable rate senior secured credit facilities. At March 31, 2007 the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

hedge had a negative value of $0.4 and was included in other liabilities in the accompanying consolidated balance sheet. At December 31, 2006 the hedge had a value of $0.1 and was included in other assets in the accompanying consolidated balance sheet.

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

13.    Commitments and Contingencies

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
(unaudited)

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers and payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their indemnities, Pneumo Abex is receiving reimbursement each month for substantially all of its monthly expenditures for asbestos-related claims. As of March 31, 2007, the Company incurred or expected to incur approximately $1.0 of unindemnified costs, as to which it either has received or expects to receive approximately $0.8 in insurance reimbursements. Management does not expect these unindemnified matters to have a material adverse effect on the Company’s financial position or results of operations, but Pneumo Abex is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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
(unaudited)

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

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Clarke American had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. In the stock purchase agreement executed in connection with the acquisition of Clarke American by M & F Worldwide, Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Clarke American and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment, based on the agreement of the parties, and was reduced to $27.0 at March 31, 2007. Since the Company believes it is remote that it will have to pay any amount under such guarantees, it has not recorded any liability for these matters in the accompanying consolidated financial statements.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

14.    Restructuring

Clarke American developed a restructuring plan to streamline and redesign the manufacturing plant and contact center network to take advantage of high-capacity technology and economies of scale, to redefine sales territories and consolidate sales divisions, and to restructure the corporate staff. During 2006, Clarke American established $3.3 in reserves related to a reduction in force of the corporate staff and the closure of two production facilities. None of these reserves were established during the three months ended March 31, 2006. In connection with the facilities closures, Clarke American sold $0.5 in assets in January 2007 and recognized an insignificant gain. During the three months ended March 31, 2007, Clarke American established $1.2 in reserves related to the closure of its Charlotte contact center and a San Antonio printing plant. These closures will be completed in 2007 with a total expected expenditure of approximately $3.1.

The following table detail the components of the activity described above for the three months ended March 31, 2007:

	Opening Balance	Amounts Charged	Amounts Paid	Ending Balance
Personnel costs	$1.6	$1.2	$(0.8)	$2.0

Of the $1.2 charged during the three months ended March 31, 2007, $0.9 is reflected as cost of revenues and $0.3 is reflected as selling, general and administrative expenses in the Company’s consolidated statement of income. Restructuring accruals are reflected in accrued liabilities in the Company’s consolidated balance sheets and relate primarily to its Financial Institution segment. Clarke American also incurred other costs related to the facility closures, including stock write-offs, training, hiring, relocation and travel.

15.    Transactions with Affiliates

Amended and Restated Management Services Agreement

On May 24, 2006, the Company and MacAndrews & Forbes Inc., a wholly owned subsidiary of Holdings, entered into an amended and restated management services agreement (the ‘‘Management Services Agreement’’) to reflect the increased scope of the management services provided by MacAndrews & Forbes Inc. to the Company and the increased size of the Company after the acquisition of Clarke American. Under the Management Services Agreement, MacAndrews & Forbes Inc. provides the services of the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel, as well as other management and advisory services, and the Company pays to MacAndrews & Forbes Inc. an annual fee of $5.0, paid quarterly, which began with the third quarter of 2006. The prior management services agreement provided for an annual fee of $1.5.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements   (Continued)
(dollars in millions, except per share data)
(unaudited)

Joint Venture Transactions

Mafco Worldwide has a 50% ownership in a joint venture to manufacture licorice derivatives in Zhangjiagang, Jiangsu, People’s Republic of China. The joint venture purchases licorice materials from Mafco Worldwide, as well as from third party suppliers. Net revenues in the accompanying consolidated statements of income include sales to the joint venture of $1.4 and $0.1 during the three months ended March 31, 2007 and 2006, respectively.

The joint venture manufactures licorice derivatives which are sold to third party customers and to Mafco Worldwide. Mafco Worldwide uses these derivatives to manufacture certain finished goods. Mafco Worldwide purchased $1.7 and $1.3 of licorice derivatives from the joint venture during the three months ended March 31, 2007 and 2006, respectively.

The Company accounts for this investment under the equity method and its share of earnings were $0.1 for the three months ended March 31, 2007 and 2006. The investment in the joint venture was approximately $6.5 and $6.4 at March 31, 2007 and December 31, 2006, respectively, and is included in other assets in the accompanying consolidated balance sheets.

M & F Worldwide Corp. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three months ended March 31, 2007 and March 31, 2006 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

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

Checks, Related Products, and Direct Marketing Services

Clarke American is a leading provider of checks and related products, direct marketing services and contact center services in the United States. Clarke American serves financial institutions through the Clarke American and Alcott Routon brands and consumers and businesses directly through the Checks In The Mail and B2Direct brands. Clarke American has an industry leading reputation for quality and has won several third-party and customer awards.

As of March 31, 2007, Clarke American’s two business segments were the Financial Institution segment (84% of its revenues for the three months ended March 31, 2007) and the Direct to Consumer segment (16% of its revenues for the three months ended March 31, 2007). Through the Financial Institution segment, Clarke American serves financial institution clients. Through the Direct to Consumer segment, Clarke American serves individual customers and commercial institutions.

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

M & F Worldwide Corp. and Subsidiaries

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

On December 20, 2006, the Company announced that it had entered into an agreement and plan of merger (the ‘‘Merger Agreement’’), dated as of December 19, 2006, with John H. Harland Company (‘‘Harland’’), under which a wholly owned subsidiary of M & F Worldwide would merge with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American (the ‘‘Harland Acquisition’’). The closing of the Harland Acquisition and the related financing transactions (collectively referred to as the ‘‘Transactions’’) occurred on May 1, 2007. The cash consideration paid was $52.75 per share, or a total of approximately $1,426.4 million, for the outstanding equity of Harland in accordance with the Merger Agreement. The Company will consolidate the results of operations and accounts of Harland from the date of acquisition.

Harland is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc., a wholly owned subsidiary of Harland. Another subsidiary, Scantron Corporation, is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets. Subsequent to the closing of the acquisition of Harland, Clarke American’s check printing, contact center and direct marketing capabilities are being combined with Harland’s corresponding business and will operate under the name ‘‘Harland Clarke.’’

Restructuring Charges

Clarke American has taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and cost savings. Past actions have included manufacturing plant closures, contact center consolidations and staffing reductions. Clarke American anticipates continued restructuring actions, where appropriate, to realize process efficiencies and remain competitive in the marketplace. For the three months ended March 31, 2007, Clarke American incurred restructuring expenses of $1.2 million, resulting from the planned closure of the Charlotte contact center and a San Antonio printing plant. Of this amount, $0.9 million was recorded in cost of revenues and $0.3 million was recorded in selling, general and administrative expenses in the Company’s statement of income. These closures will be completed in 2007 with a total expected expenditure of approximately $3.1 million. There were no restructuring charges recorded during the three months ended March 31, 2006.

Following the completion of the Transactions, the Company expects to place significant focus on improving operating margins by reducing selling, general and administrative expenses, shared services, and cost of sales, especially in printed products, where Clarke American and Harland have closely aligned capabilities and operations.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no changes to these critical accounting policies during the three months ended March 31, 2007.

M & F Worldwide Corp. and Subsidiaries

Consolidated Operating Results

In the tables below, numbers are in millions.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net revenues:

	Three Months Ended March 31,		Change
	2007	2006	$
Financial Institution segment	$138.2	$136.6	$1.6
Direct to Consumer segment	26.4	26.3	0.1
Licorice Products segment	26.7	24.3	2.4
Net revenues	$191.3	$187.2	$4.1

Net revenues increased by $4.1 million to $191.3 million in the 2007 period from $187.2 million in the 2006 period.

Net revenues from the Financial Institution segment increased by $1.6 million, or 1.2%, to $138.2 million in the 2007 period from $136.6 million in the 2006 period. This was attributable to an increase in revenues for a large client, partially offset by reduced spending from some direct marketing customers.

Net revenues from the Direct to Consumer segment increased by $0.1 million, or 0.4%, to $26.4 million in the 2007 period from $26.3 million in the 2006 period. This was driven by an increase in revenues per unit, partially offset by a decline in unit volume. Revenues per unit increased largely due to ordinary-course price increases implemented early in 2007. The decrease in unit volume was primarily attributable to check usage declines and lower customer response rates to direct mail advertisements.

Net revenues from the Licorice Products segment increased by $2.4 million, or 9.9%, to $26.7 million in the 2007 period from $24.3 million in the 2006 period. This increase was primarily due to an increase in revenues to the worldwide tobacco industry of $0.6 million, an increase in Magnasweet and licorice derivative sales of $0.3 million, an increase in sales to confectionary and other customers of $0.2 million and an increase in sales of raw materials to Mafco Worldwide’s joint venture in China of $1.3 million in the 2007 period versus the 2006 period. Licorice extract sales to tobacco customers increased primarily as a result of increased shipment volumes and the favorable effect of Euro to U.S. dollar exchange rates, partially offset by a decline in sales of non-licorice products. Magnasweet and licorice derivative sales also increased primarily due to an increase in shipment volumes.

Operating Income:

	Three Months Ended March 31,		Change
	2007	2006	$
Financial Institution segment	$20.2	$22.1	$(1.9)
Direct to Consumer segment	3.2	3.0	0.2
Licorice Products segment	10.3	9.1	1.2
Corporate	(2.2)	(1.0)	(1.2)
Operating income	$31.5	$33.2	$(1.7)

M & F Worldwide Corp. and Subsidiaries

Operating income decreased by $1.7 million to $31.5 million in the 2007 period from $33.2 million in the 2006 period.

Operating income from the Financial Institution segment decreased by $1.9 million to $20.2 million in the 2007 period from $22.1 million in the 2006 period. Operating income as a percentage of net revenues declined 1.6 percentage points in 2007 period to 14.6%. The decrease in operating margin percentage was primarily attributable to additional expense associated with various incentive plans and restructuring expenses, partially offset by cost reductions and a decrease in non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition of Clarke American. Such non-cash expenses related to fair value adjustments to assets as part of the acquisition were $6.5 million and $7.4 million, respectively, for the three months ended March 31, 2007 and March 31, 2006.

Operating income from the Direct to Consumer segment increased by $0.2 million to $3.2 million in the 2007 period from $3.0 million in the 2006 period. Operating income as a percentage of net revenues rose 0.7 percentage points in 2007 period to 12.1%. Included in total expenses are non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition of Clarke American. The improvement in operating margin percentage is largely attributable to a decrease in such non-cash expenses related to fair value adjustments to assets as part of the acquisitions, which were $1.5 million and $1.7 million, respectively, for the three months ended March 31, 2007 and March 31, 2006. This change accounts for 0.7 percentage points of the improvement. Other improvements to operating income as a percentage of revenues were primarily attributable to increased revenues per unit and cost reductions, partially offset by lower unit volumes.

Operating income from the Licorice Products segment increased by $1.2 million to $10.3 million in the 2007 period from $9.1 million in the 2006 period. The increase was primarily attributable to the increase in sales and a decrease in professional fees, partially offset by substantially higher raw materials costs in the 2007 period versus the 2006 period.

Operating loss from the Corporate segment increased by $1.2 million to $2.2 million in the 2007 period from $1.0 million in the 2006 period. The increase was primarily due to the increase in management fees that became effective in the second half of 2006.

Interest income:

	Three Months Ended March 31,		Change
	2007	2006	$
Interest income	$0.8	$0.5	$0.3

Interest income was $0.8 million in the 2007 period as compared to $0.5 million in the 2006 period. The increase in interest income was due mainly to higher cash balances available for investment in cash equivalents and marketable securities in the 2007 period compared to 2006 period, as well as higher interest rates in the 2007 period as compared to the 2006 period.

Interest expense:

	Three Months Ended March 31,		Change
	2007	2006	$
Interest expense	$17.1	$16.7	$0.4

Interest expense was $17.1 million in the 2007 period, as compared to $16.7 million in the 2006 period. The increase was due to higher interest rates and amortization of deferred financing fees and original discount as a result of an excess cash flow payment at Clarke American, offset in part by lower outstanding debt balances due to principal payments made in 2006 and the first quarter of 2007.

M & F Worldwide Corp. and Subsidiaries

Provision for income taxes:

	Three Months Ended March 31,		Change
	2007	2006	$
Provision for income taxes	$5.8	$6.6	$(0.8)

The provision for income taxes was $5.8 million in the 2007 period as compared to $6.6 million in the 2006 period. The decrease of $0.8 million in the 2007 period was primarily due to the decreased income before taxes. The provision for income taxes as a percentage of income was 38.9% in the 2007 period and 38.8% in the 2006 period.

Liquidity and Capital Resources

The Company’s net cash provided by operating activities during the first three months ended March 31, 2007 was $15.5 million compared to $33.1 million in the first three months ended March 31, 2006. The decrease in net cash provided by operating activities of $17.6 million was primarily related to decreased income and changes in deferred taxes and working capital.

The Company’s net cash used in investing activities was $2.0 million for the three months ended March 31, 2007 and $3.9 million for the three months ended March 31, 2006. The decrease in the investing activities was mainly due to a decrease in Clarke American’s capital expenditures.

The Company’s net cash used in financing activities was $35.0 million in the three months ended March 31, 2007 and $26.8 million in the three months ended March 31, 2006. The increase in net cash used in financing activities in the 2007 period as compared to the 2006 period mainly relates to increased debt repayments, change in cash overdraft balances at Clarke American, offset in part by higher proceeds from stock options exercised and related tax benefits, and no borrowings on Clarke American’s revolving credit facility.

In connection with the Harland Acquisition, on April 4, 2007, Clarke American entered into a credit agreement (the ‘‘New Credit Agreement’’) among itself, as Borrower, the financial institutions party thereto, as the Lenders, and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and certain subsidiaries of Clarke American from time to time party thereto, as Subsidiary Co-Borrowers. Clarke American borrowed $1,800.0 million pursuant to the New Credit Agreement on May 1, 2007 in order to fund a portion of the purchase price for Harland, to repay debt under Clarke American’s prior credit facilities, to prepay Clarke American’s outstanding 2013 Senior Notes and to pay fees and expenses.

The New Credit Agreement provides for a new $1,800.0 million senior secured term loan (the ‘‘New Term Loan’’), which was fully drawn at closing and matures on May 1, 2014. Clarke American is required to repay the New Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The New Credit Agreement also provides for a new $100.0 million revolving credit facility (the ‘‘New Revolver’’) that matures on May 1, 2013. The New Revolver includes an up to $60.0 million subfacility in the form of letters of credit and an up to $30.0 million subfacility in the form of short-term swing line loans. Clarke American did not draw any amounts under the New Revolver in order to fund the Harland Acquisition. Under certain circumstances, Clarke American is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million. In addition, the terms of the New Credit Agreement and the 2015 Senior Notes (as defined below) will allow Clarke American to borrow substantial additional debt.

Loans under the New Credit Agreement bear, at Clarke American’s option, interest at a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans. Interest rate margins and commitment fees

M & F Worldwide Corp. and Subsidiaries

under the New Revolver are subject to reduction in increments based upon Clarke American achieving certain consolidated leverage ratios.

Clarke American and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-borrowers under the New Credit Agreement.  In addition, Clarke American’s direct parent, CA Acquisition Holdings, Inc., is a guarantor under the New Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of Clarke American’s, each of the co-borrowers’ and the guarantors’ tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).

The New Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The New Credit Agreement requires Clarke American to maintain a maximum consolidated secured leverage ratio for the benefit of lenders under the New Revolver only. Clarke American has the right to prepay the New Term Loan at any time without premium or penalty, subject to certain breakage costs, and Clarke American may also reduce any unutilized portion of the New Term Loan at any time, in minimum principal amounts set forth in the New Credit Agreement. Clarke American will be required to prepay the New Term Loan with 50% of excess cash flow (as defined in the New Credit Agreement) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations.

If a change of control (as defined in the New Credit Agreement) occurs, Clarke American will be required to make an offer to prepay all outstanding term loans under the New Credit Agreement at 101% of the outstanding principal amount thereof plus accrued and unpaid interest, and lenders holding a majority of the revolving credit commitments may elect to terminate the revolving credit commitments in full. Clarke American is also required to offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

On April 5, 2007, Clarke American commenced a tender offer for any and all of the $175.0 million in aggregate principal amount of its then outstanding 2013 Senior Notes and a consent solicitation from the holders of the 2013 Senior Notes to remove substantially all of the restrictive covenants and certain other provisions from the indenture governing the 2013 Senior Notes. The total consideration for each $1,000.00 principal amount of the 2013 Senior Notes validly tendered and not properly withdrawn pursuant to the tender offer was the price equal to (i) the present value on the applicable settlement date of all remaining cash flows, including accrued and unpaid interest, principal and call premium from the applicable settlement date until December 15, 2009 discounted at a yield of a U.S. Treasury security plus 50 basis points minus (ii) accrued and unpaid interest to, but not including, the applicable settlement date. The total consideration included a consent payment of $30.00 per $1,000.00 principal amount of 2013 Senior Notes payable only to holders who tendered their notes and validly delivered their consents to remove the restrictive covenants under the indenture on or prior to 5:00 p.m. (New York City time) on April 18, 2007 (the ‘‘consent time’’). Holders who tendered their notes after the consent time and on or prior to the expiration of the tender offer and consent solicitation were entitled to receive the tender offer consideration, equaling the total consideration minus the consent payment.

Clarke American, certain of its subsidiary guarantors (collectively, the ‘‘Guarantors’’) and The Bank of New York (the ‘‘Trustee’’) entered into a second supplemental indenture, dated as of April 19, 2007 (the ‘‘Second Supplemental Indenture’’) to the indenture dated as of December 15, 2005, by and among Clarke American, the Guarantors and the Trustee, as supplemented by the First Supplemental Indenture, dated as of October 6, 2006 (as supplemented, the ‘‘Indenture’’), relating to the 2013 Senior Notes.

M & F Worldwide Corp. and Subsidiaries

The Second Supplemental Indenture was entered into in connection with Clarke American’s previously announced tender offer and consent solicitation with respect to the 2013 Senior Notes. As of the consent time, holders of approximately 99.9% of the outstanding aggregate principal amount of notes had tendered their 2013 Senior Notes into the tender offer and consented to the proposed amendments to the Indenture contained in the Second Supplemental Indenture. The Second Supplemental Indenture amends the Indenture to eliminate substantially all of the restrictive covenants contained in the Indenture and the 2013 Senior Notes, eliminate certain events of default, permit Clarke American’s board of directors to designate any restricted subsidiary as an unrestricted subsidiary, modify the covenant regarding mergers, including to permit mergers with entities other than corporations, and modify or eliminate certain other provisions contained in the Indenture and the 2013 Senior Notes. The amendments to the Indenture became effective on April 19, 2007 and became operative when Clarke American accepted for purchase at least a majority in aggregate principal amount of the 2013 Senior Notes then outstanding.

The tender offer expired on May 3, 2007, and 99.9% of the 2013 Senior Notes were validly tendered and purchased in the tender offer for total consideration of $219.9, including prepayment premiums and consent fees of $37.3 and accrued interest of $7.8.

Additionally, in connection with the Harland Acquisition, on May 1, 2007, Clarke American issued $305.0 principal amount of Senior Floating Rate Notes due 2015 (the ‘‘Floating Rate Notes’’) and $310.0 principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes will mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘New Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The 2015 Senior Notes are unsecured and are therefore effectively subordinated to all of Clarke American’s senior secured indebtedness, including outstanding borrowings under the New Credit Agreement. The New Indenture contains customary restrictive covenants, including, among other things, restrictions on Clarke American’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Clarke American must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the New Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Clarke American must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The 2015 Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of Clarke American’s domestic subsidiaries, all of which are 100% owned by it, and are co-issued by many of its domestic subsidiaries.

In connection with the issuance of the 2015 Senior Notes, a registration rights agreement was entered into on May 1, 2007, by and among Clarke American, the Guarantor’s party thereto, Credit Suisse Securities (USA) LLC, Bear, Stearns & Co. Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., pursuant to which Clarke American and the Co-Issuers and Guarantors agreed, among other things, to:

•	file a registration statement within 180 days after the issuance of the 2015 Senior Notes, enabling holders to exchange the 2015 Senior Notes for publicly registered exchange notes with substantially identical terms;

•	use all commercially reasonable efforts to cause the registration statement to become effective within 270 days after the issuance of the 2015 Senior Notes; and

M & F Worldwide Corp. and Subsidiaries

•	use all commercially reasonable efforts to complete an exchange offer within 45 business days, or longer, if required by the federal securities laws, after the effective date of the registration statement.

In addition, under certain circumstances, Clarke American and the Co-Issuers and Guarantors may be required to file a shelf registration statement to cover resales of the notes.

If Clarke American does not comply with these obligations, Clarke American and the guarantors will be required to pay additional interest to holders of the 2015 Senior Notes under certain circumstances.

As of March 31, 2007, there had been no material change to the Company’s cash obligations and other commercial commitments as presented in the Annual Report on Form 10-K for the year ended December 31, 2006. However, as described above, the Company’s cash obligations and other commercial commitments materially changed upon the closing of the Harland Acquisition, including as a result of the repayment of the Prior Credit Facilities and the 2013 Senior Notes and the entry into the New Credit Facilities and the issuance of the 2015 Senior Notes.

Although there can be no assurance, the Company believes that its existing working capital, together with the borrowings under its credit agreements and anticipated cash flow from operating activities, will be sufficient to meet the Company’s expected operating, capital spending and debt service requirements for the foreseeable future.

Under the terms of the New Credit Agreement, Clarke American is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through the entering into of hedging agreements within 180 days of the effectiveness of the New Credit Agreement.

Forward-Looking Statements

This quarterly report on Form 10-Q for the three months ended March 31, 2007, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s Securities and Exchange Commission filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	the substantial indebtedness of Harland Clarke Holdings Corp. (‘‘Harland Clarke’’) and Mafco Worldwide;

•	covenant restrictions under Harland Clarke’s and Mafco Worldwide’s indebtedness that may limit the Company’s ability to operate its various businesses and react to market changes;

M & F Worldwide Corp. and Subsidiaries

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of Harland Clarke’s printed products business and trends in the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions and other adverse changes among the large clients on which Harland Clarke depends, resulting in decreased revenues;

•	intense competition in all areas of the Company’s businesses;

•	interruptions or adverse changes in the Company’s supplier relationships;

•	increased production and delivery costs applicable to the Company;

•	fluctuations in the costs of the Company’s raw materials;

•	the Company’s ability to attract, hire and retain qualified personnel;

•	Harland Clarke’s ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm Harland Clarke’s printed products business;

•	contracts with Harland Clarke clients relating to consumer privacy protection, which could restrict its business;

•	the Company’s ability to protect its intellectual property rights;

•	the Company’s reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm Harland Clarke’s businesses and reputation;

•	the Company’s ability to successfully manage future acquisitions;

•	sales and other taxes which could have adverse effects on the Company’s businesses;

•	environmental risks;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional governmental regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used;

•	additional governmental regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment to the Company for environmental, asbestos, tax, Clarke American acquisition-related and other matters for which the Company is entitled to indemnification;

•	any inability to obtain indemnification for any significant group of asbestos-related claims pending against the Company;

•	lower than expected cash flow from operations;

M & F Worldwide Corp. and Subsidiaries

•	unfavorable foreign currency fluctuations;

•	the loss of one of the Company’s significant customers;

•	work stoppages and other labor disturbances;

•	unanticipated internal control deficiencies or weaknesses; and

•	the inability to integrate the operations of Harland in a manner that realizes all of the potential benefits of the Harland Acquisition.

The Company encourages investors to read carefully the factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in the section entitled ‘‘Risk Factors’’ for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. The Company assumes no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q.

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

At March 31, 2007, Mafco Worldwide had $81.2 million of term loans outstanding under the Mafco Worldwide credit agreement and $1.1 million outstanding under the Mafco Worldwide revolving credit facility, including letters of credit. At March 31, 2007, Clarke American had $393.7 million of term loans outstanding under the Clarke American credit agreement and $5.4 million outstanding under the Clarke American revolving credit facility, including letters of credit. All of these outstanding loans bear interest at variable rates. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding as of March 31, 2007 would result in an increase or decrease in its interest expense for the three months ended March 31, 2007 of approximately $0.7 million.

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of March 31, 2007.

Item 4.    Controls and Procedures

(a)    Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

M & F Worldwide Corp. and Subsidiaries

PART II

Item 1.    Legal Proceedings

There was no material development in legal proceedings during the three months ended March 31, 2007.

Item 1A.    Risk Factors

There was no material change to the Company’s risk factors that were disclosed in the Annual report on Form 10-K for the year ended December 31, 2006 during the three moths ended March 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

There was no event of default upon senior securities during the three month period ended March 31, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three month period ended March 31, 2007.

Item 5.    Other Information

No additional information need be presented.

Item 6.    Exhibits

31.1	Certification of Howard Gittis, Chief Executive Officer, dated May 4, 2007.
31.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 4, 2007.
32.1	Certification of Howard Gittis, Chief Executive Officer, dated May 4, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 4, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: May 4, 2007	By:	/s/ Paul G. Savas
Paul G. Savas Executive Vice President, Chief Financial Officer and Principal Financial Officer
Date: May 4, 2007	By:	/s/ Alison M. Horowitz
Alison M. Horowitz Principal Accounting Officer