Form 10-Q
period 2007-06-30
M & F WORLDWIDE CORP
filed 2007-08-09
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007
or

Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from                                                 to

Commission file number: 1-13780

M & F WORLDWIDE CORP.

(Exact name of registrant as specified in its charter)

Delaware	02-0423416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 East 62nd Street New York, New York	10065
(Address of principal executive offices)	(Zip code)

(212) 572-8600
(registrant’s telephone number including area code)

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
Yes     No

As of June 30, 2007, there were 21,331,270 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 750,000 shares were held by
MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

m & f worldwide corp.
 Index to Quarterly Report on Form 10-Q
For the Six Months Ended June 30, 2007

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$169.7	$63.4
Accounts receivable (net of allowances of $0.2 and $0.1)	121.6	29.6
Inventories	93.5	75.5
Investments	30.0	30.0
Income taxes receivable	56.6	0.5
Deferred tax assets	30.8	4.7
Prepaid expenses and other current assets	39.3	15.9
Total current assets	541.5	219.6
Property, plant and equipment	297.5	157.8
Less accumulated depreciation	(73.1)	(51.7)
Property, plant and equipment, net	224.4	106.1
Goodwill	1,386.5	387.7
Other intangible assets, net	1,468.5	660.5
Pension asset	18.6	17.9
Upfront contract payments, net	64.8	31.1
Deferred tax assets	6.7	6.7
Other assets	76.3	32.5
Total assets	$3,787.3	$1,462.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60.7	$25.0
Deferred revenues	78.9	1.1
Current maturities of long-term debt	28.9	47.7
Accrued liabilities:
Salaries, wages and employee benefits	62.5	27.1
Income and other taxes payable	23.1	7.2
Customer incentives	22.3	8.8
Acquisition-related payments	18.6	—
Other current liabilities	46.0	13.0
Total current liabilities	341.0	129.9
Long-term debt	2,468.1	645.0
Deferred tax liabilities	532.5	264.7
Other liabilities	39.3	12.0
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,873,170 shares issued at June 30, 2007 and 22,775,270 shares issued at December 31, 2006	0.2	0.2
Additional paid-in capital	70.7	50.5
Treasury stock at cost; 2,541,900 shares at June 30, 2007 and December 31, 2006	(14.8)	(14.8)
Retained earnings	347.9	373.7
Accumulated other comprehensive income	2.4	0.9
Total stockholders’ equity	406.4	410.5
Total liabilities and stockholders’ equity	$3,787.3	$1,462.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product revenues, net	$325.7	$181.7	$516.9	$368.5
Service revenues, net	40.1	0.5	40.2	0.9
Total net revenues	365.8	182.2	557.1	369.4
Cost of products sold	200.0	109.2	314.6	221.5
Cost of services provided	25.2	0.4	25.3	0.7
Total cost of revenues	225.2	109.6	339.9	222.2
Gross profit	140.6	72.6	217.2	147.2
Selling, general and administrative expenses	95.4	41.5	139.3	82.9
Restructuring costs	1.7	0.9	2.9	0.9
Operating income	43.5	30.2	75.0	63.4
Interest income	2.1	0.6	2.9	1.1
Interest expense	(46.8)	(16.7)	(63.9)	(33.4)
Loss on early extinguishment of debt	(54.6)	—	(54.6)	—
Other income (expense), net	0.5	—	0.5	—
(Loss) income before income taxes	(55.3)	14.1	(40.1)	31.1
(Benefit) provision for income taxes	(20.1)	6.1	(14.3)	12.7
Net (loss) income	$(35.2)	$8.0	$(25.8)	$18.4
(Loss) earnings per common share:
Basic	$(1.68)	$0.41	$(1.25)	$0.94
Diluted	$(1.68)	$0.40	$(1.25)	$0.91

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net (loss) income	$(25.8)	$18.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	22.4	14.7
Amortization of intangible assets	25.7	14.4
Amortization of deferred financing fees and original issue discount	3.4	2.1
Loss on early extinguishment of debt	54.6	—
Restricted stock amortization	0.4	—
Deferred income taxes	(4.0)	(0.8)
Changes in operating assets and liabilities, net of effect of business acquired:
Accounts receivable	(7.9)	(5.3)
Inventories	4.9	0.7
Prepaid expenses and other assets	(5.2)	4.3
Pension asset	(0.7)	(0.5)
Accounts payable and accrued expenses	(9.5)	4.2
Deferred revenue	2.7	0.7
Upfront contract payments, net	7.4	3.6
Income and other taxes	(29.3)	0.1
Other, net	4.1	(0.1)
Net cash provided by operating activities	43.2	56.5
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(1,422.5)	—
Proceeds from sale of property, plant and equipment	1.1	—
Capital expenditures	(10.8)	(8.0)
Capitalized interest	(0.2)	(0.5)
Other, net	(0.5)	—
Net cash used in investing activities	(1,432.9)	(8.5)
Financing activities
Cash overdrafts	(0.1)	(8.1)
Proceeds from stock options exercised and related tax benefits	19.8	5.2
Issuance of notes	615.0	—
Redemption of notes	(175.0)	—
Borrowings on credit agreements	1,800.0	3.8
Repayments of credit agreements and other borrowings	(666.5)	(32.1)
Premiums, penalties and consent payments related to extinguishment of debt	(41.2)	—
Debt issuance cost	(56.3)	(0.3)
Net cash provided by (used in) financing activities	1,495.7	(31.5)
Effect of exchange rate changes on cash and cash equivalents	0.3	—
Net increase in cash and cash equivalents	106.3	16.5
Cash and cash equivalents at beginning of period	63.4	52.4
Cash and cash equivalents at end of period	$169.7	$68.9
Supplemental disclosure of cash paid for:
Interest	$69.0	$33.3
Taxes paid, net of refunds	4.4	13.5

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share amounts)
(unaudited)

1.	Description of the Business and Basis of Presentation

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’), formerly known as Clarke American Corp., and Mafco Worldwide Corporation (‘‘Mafco Worldwide’’). At June 30, 2007, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 37.5% of the outstanding M & F Worldwide common stock.

On May 1, 2007, M & F Worldwide completed the acquisition of John H. Harland Company (‘‘Harland’’), and a wholly owned subsidiary of Clarke American Corp. was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American Corp. (the ‘‘Harland Acquisition’’) (see Note 3). After the closing of the Harland Acquisition, Clarke American Corp. changed its name on May 2, 2007 to Harland Clarke Holdings Corp.

Subsequent to the acquisition of Harland, the Company reorganized its business and corporate structure along the following four business segments: Harland Clarke (which consists of the combined check and related products business of Clarke American Corp. and Harland), Harland Financial Solutions, Scantron and Licorice Products.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized direct marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s direct marketing offerings include turnkey direct marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 71% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

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

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of Harland from the date of acquisition of May 1, 2007.

Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company, and has no independent assets other than approximately $19.7 of cash and cash equivalents at June 30, 2007, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are minor.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, upfront contract payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

Title for product sales may pass to customers upon leaving the Company’s facilities, upon receipt at a specific destination (such as a shipping port) or upon arrival at the customer’s facilities, depending on the terms of the contractual agreements for each customer. Title for product sales to domestic customers typically passes when the product leaves the Company’s facilities. Title for product sales to international customers typically passes either when the product is delivered to a shipping port or when the product is delivered to the customer’s facilities.

Revenues for direct response marketing services are recognized from the Company’s fixed price direct mail and marketing contracts based on the proportional performance method for time and materials at relative fair value for specific projects.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

For multiple-element software arrangements, total revenue is allocated to each element based on the fair value method or the residual method when applicable. Under the fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence. Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on vendor-specific objective evidence (the price of a bundled element when sold separately), is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed. For multiple-element arrangements that do not include software, total revenue is allocated to contract elements based on the provisions of the Financial Accounting Standards Board’s (‘‘FASB’’) Emerging Issues Task Force (‘‘EITF’’) 00-21, ‘‘Revenue Arrangements with Multiple Elements.’’

Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis. Revenue from licensing of software under limited term license agreements is recognized ratably over the term of the agreement.

For software that is installed and integrated by the Company or customer, license revenue is recognized upon shipment assuming functionality has already been proven and there are no significant customization services. For software that is installed, integrated and customized by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed using an input method based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates. Revenue from arrangements that are subject to substantive customer acceptance provisions is deferred until the acceptance conditions have been met.

Revenue from outsourced data processing services and other transaction processing services is recognized in the month the transactions are processed or the services are rendered.

The contractual terms of software sales do not provide for product returns or allowances. However, on occasion the Company may allow for returns or allowances primarily in the case of a new product release. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sales allowance history and projected economic conditions.

Service revenues are comprised of revenues derived from software maintenance agreements, card services, field maintenance services, core processing service bureau deliverables, analytical services, consulting services, training services, survey services and certain contact center services.

Accrued Customer Incentives

The Company’s Harland Clarke segment has contractual agreements with many of its customers that provide incentives for rebates or discounts on certain products. Such rebates and discounts are recorded as reductions to revenue and as accrued liabilities. Some agreements may provide for the purchase of certain products not covered by the agreement to be purchased at a discount by the customer and the cost of such products is recorded as a cost of products sold over the term of the agreement and as an accrued liability.

Shipping and Handling

Revenue received from shipping and handling fees is reflected in product revenues, net in the accompanying consolidated statements of operations. Costs related to shipping and handling are included in cost of products sold.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid debt instruments with a maturity, when purchased, of three months or less to be cash and cash equivalents.

Investments

The Company has investments classified as available-for-sale securities, consisting of auction rate debt securities, U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in other income (expense), net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest earned on auction rate debt securities is included in interest income in the accompanying consolidated statements of operations ($0.8 and $1.4 during the three and six months ended June 30, 2007, respectively, and $0.5 and $0.9 during the three and six months ended June 30, 2006, respectively). If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary, or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the business and the Company’s intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable. Account balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

The Company states inventories at the lower of cost or market value. The Company determines cost by average costing or the first-in, first-out method.

Upfront Contract Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized upfront contract payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $0.3 and $0.9 for the three and six months ended June 30, 2007, respectively. The Company recorded revenue related to contract terminations of $0.3 and $0.5 for the three and six months ended June 30, 2006, respectively.

Advertising

Advertising costs, which are recorded in selling, general and administrative expenses, consist primarily of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons for products offered by Checks in The Mail, a division of the Company’s Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams. Unamortized balances are included in other current and non-current assets in the accompanying consolidated balance sheets.

The Company’s advertising expense was $4.7 and $9.1 for the three and six months ended June 30, 2007, respectively. Advertising expense was $4.0 and $7.8 for the three and six months ended June 30, 2006, respectively.

Property, Plant and Equipment

The Company states property, plant and equipment at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend the asset life are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of such assets. The Company amortizes leasehold improvements over the shorter of the useful life of the related asset or the lease term. Certain leases also contain tenant improvement allowances, which are recorded as a leasehold improvement and deferred rent and amortized over the lease term. The Company eliminates cost and accumulated depreciation applicable to assets retired or otherwise disposed of from the accounts and reflects any gain or loss on such disposition in operating results. As further discussed below, the Company capitalizes the qualifying costs incurred during the development stage on internally developed software or software obtained for internal use and amortizes the costs over the estimated useful life of the software. The Company capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset.

The useful lives for computing depreciation are as follows:

Buildings	10 – 40 years
Machinery and equipment	3 – 15 years
Leasehold improvements	1 – 20 years
Computer software	3 – 5 years
Furniture, fixtures and transportation equipment	3 – 8 years

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $3.5 and $3.5 during the three and six months ended June 30, 2007, respectively, and were primarily costs incurred related to the development of software. Research and development costs were not significant for the three and six months ended June 30, 2006.

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established and prior to its availability for sale are capitalized in accordance with the Statement of Financial Accounting Standards (‘‘SFAS’’) No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.’’ Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

The Company accounts for costs to develop or obtain computer software for internal use in accordance with Accounting Standards Executive Committee Statement of Position 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,’’ which requires certain costs to be capitalized.

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

The Company measures impairment of its indefinite lived intangible assets, which consist of certain tradenames and trademarks and Mafco Worldwide’s product formulations based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life.

The Company evaluates goodwill and indefinite lived intangible assets for impairment on an annual basis in the fourth quarter, or more frequently, if indicators of impairment exist.

The Company amortizes its customer relationships, software and amortizable trademarks and tradenames using the cash flow method over their estimated useful lives. All other amortizable intangible assets are being amortized ratably over their estimated useful lives.

Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of a long-lived asset other than goodwill and indefinite lived intangible assets may not be recoverable, the Company assesses the recoverability of such asset based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates are less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets.

Income Taxes

The Company computes income taxes under the liability method. Under the liability method, the Company generally determines deferred income taxes based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records net deferred tax assets when it is more likely than not that it will realize the tax benefits. See Note 9.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Pensions and Other Postretirement Benefits

The Company has defined benefit pension and other postretirement benefit plans and defined contribution 401(k) plans, which cover certain current and former employees of the Company who meet eligibility requirements.

Benefits for defined benefit pension plans are based on years of service and, in some cases, the employee’s compensation. The Company’s policy is to contribute annually the amount required pursuant to the Employee Retirement Income Security Act. Certain subsidiaries of the Company outside the U.S. have retirement plans that provide certain payments upon retirement.

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).’’ SFAS No. 158 requires an entity to recognize in its statement of financial position the funded status of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement benefit plan within accumulated comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The adoption of SFAS No. 158 did not change the amount of actuarially determined expense that is recorded in the consolidated statements of operations.

Translation of Foreign Currencies

The functional currency for the Company’s foreign subsidiaries is their local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into U.S. dollars at rates of exchange in effect at the balance sheet date and statement of operations items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s balance sheets. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income (loss).

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of June 30, 2007 and December 31, 2006, the combined liabilities for self-insured workers compensation and group medical liability were $14.0 and $3.9, respectively.

Share-Based Payments

The Company accounts for its stock-based compensation plans in accordance with the provisions of SFAS No. 123(R), ‘‘Share-Based Payment,’’ where applicable, which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). SFAS No. 123(R) also requires that excess tax benefits related to share-based payments be presented in the statements of cash flows as financing cash inflow, with corresponding operating cash outflow.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

The Company did not grant any options in 2006 or during the six months ended June 30, 2007. All stock options were vested prior to January 1, 2006 and were exercised prior to June 30, 2007. See Note 14 regarding the issuance of restricted stock to a director in May 2007.

Derivative Financial Instruments

The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively. The Company measures ineffectiveness in accordance with SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities.’’

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $56.2 and $15.1 as of June 30, 2007 and December 31, 2006, respectively.

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and work force rationalization. A portion of these costs relate to the operations acquired from Harland and have been included in purchase accounting in accordance with EITF 95-3, ‘‘Recognition of Liabilities in Connection with a Purchase Business Combination.’’ The remaining costs relate to the Company’s previously existing operations and have been accounted for in accordance with SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ Additional restructuring charges related to the Company’s previously existing operations will be incurred as the Company completes its restructuring plan.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2007 presentation. These reclassifications primarily relate to the Harland Acquisition, which resulted in the inclusion of additional line items in the financial statements.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the anticipated impact of SFAS No. 157 on its consolidated results of operations and financial position.

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

3.    Acquisitions

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland, for $1,423.0 in cash. The acquisition combines complementary products and services of Harland and Clarke American Corp. to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.2 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid to Holdings for services in sourcing, analyzing, negotiating and executing the Harland Acquisition. Acquisition-related liabilities of $18.6 on the accompanying consolidated balance sheet as of June 30, 2007 represent amounts to be paid to certain former Harland executives under employment contracts.

Harland Clarke Holdings borrowed the following amounts on May 1, 2007 in order to fund the purchase price for Harland, to repay debt under Harland Clarke Holdings’ previously outstanding senior secured credit facilities, to repay Harland Clarke Holdings’ previously outstanding 11.75% Senior Notes, to repay Harland’s existing indebtedness and to pay fees and expenses (see Note 11):

Harland Clarke Holdings $1,800.0 Senior Secured Term Loan	$1,800.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0
$2,415.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		130.6
Goodwill		998.5
Other intangible assets:
Customer relationships	$636.7
Trademarks and tradenames	114.7
Patented technology	12.2
Software	70.1
Total other intangible assets		833.7
Other assets		168.9
Total assets acquired		2,239.9
Deferred revenues		79.1
Long-term debt		229.1
Deferred tax liabilities		278.1
Other liabilities		188.4
Net assets acquired		$1,465.2

The above purchase price allocation is preliminary and the amount allocated to goodwill is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Goodwill in the amount of approximately $95.0 and intangible assets in the amount of approximately $107.0 related to Harland are deductible for tax purposes. The Company has not yet completed the allocation of goodwill to its segments.

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities. The Company recorded $12.5 of severance and severance-related costs for the termination of certain Harland employees and $5.0 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with the EITF 95-3. See Note 13 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $4.3 was expensed during the period May 1, 2007 to June 30, 2007). The Company expects that substantially all of the inventory fair value adjustment will be expensed by the end of the third quarter of 2007.

Also as part of the application of purchase accounting, deferred revenue was decreased by $13.8 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $4.3 was reflected as reduced revenues for the period May 1, 2007 to June 30, 2007). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Harland Acquisition and related financing transactions had occurred as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Harland Acquisition and related financing

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

transactions had taken place at the beginning of each of the periods presented, nor does it purport to represent results of operations for future periods.

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$454.3	$441.6	$907.7	$902.3
Operating (loss) income	(45.2)	58.3	10.5	126.3
Net (loss) income	(99.6)	2.0	(98.1)	10.6
Depreciation and amortization (excluding amortization of deferred financing fees)	42.7	45.0	85.9	90.1
Basic (loss) earnings per common share	$(4.77)	$0.10	$(4.74)	$0.54
Diluted (loss) earnings per common share	(4.77)	0.10	(4.74)	0.53

In the pro forma information above, the results prior to the acquisition date were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. The pro forma information above was not adjusted for non-recurring employee retention bonuses, stock based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $8.5 and $115.9 in the three and six months ended June 30, 2007 results above, respectively.

Also, the pro forma information above includes the impact of the following items in the second quarter of 2007: the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.3 and $4.3, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($13.0 reflected in the three months ended June 30, 2007 and 2006 and $26.0 reflected in the six months ended June 30, 2007 and 2006). These cost savings pertain to the termination of certain Harland employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

The pro forma information does not include adjustments for additional expected cost savings resulting from the termination of certain of the Company’s historical employees, the closure of certain of the Company’s historical facilities, procurement savings or the elimination of certain duplicate corporate costs to the extent not yet realized in the Company’s operating results. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

Harland Financial Solutions – Asset Purchase

On June 28, 2007, Harland Clarke Holdings and one of its wholly owned subsidiaries, Harland Financial Solutions, Inc. (‘‘HFS Inc.’’), entered into an agreement (the ‘‘IP and Assets Purchase Agreement’’) with Peldec Decision Systems Ltd. (‘‘Peldec’’), an Israeli corporation, and its owner. The IP and Assets Purchase Agreement provides for HFS Inc.’s purchase of certain intellectual property related to software products developed by Peldec (the ‘‘Products’’), including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for an aggregate purchase price of $27.1, subject to a post-closing work-in-process adjustment, as defined.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

The transaction is expected to close in the third quarter of 2007, though there can be no assurance that the conditions to closing will be satisfied in the third quarter of 2007 or at all. HFS Inc. has distributed the Products since August 2005 pursuant to a reseller agreement with Peldec which provides for royalties, and will continue to do so under this existing arrangement until the closing of the purchase transaction. In connection with the closing, a newly formed subsidiary of HFS Inc. will enter into employment and incentive plan agreements with the former owner and certain key employees of Peldec. The incentive agreements require payments to the key employees totaling $2.9 through the third anniversary of the closing of the transaction.

Of the total purchase price of $27.1, $14.0 will be paid at closing, $4.9 is due on the first anniversary of the closing date, and $4.1 is due on each of the second and third anniversaries of the closing date. Each time-based payment is subject to forfeiture if the former owner of Peldec terminates employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the IP and Assets Purchase Agreement.

4.	Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Finished goods	$25.8	$22.9
Work-in-progress	7.1	5.3
Raw materials	60.6	47.3
	$93.5	$75.5

5.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the six months ended June 30, 2007 is as follows:

Balance as of December 31, 2006	$387.7
Harland Acquisition	998.5
Effect of exchange rate changes	0.3
Balance as of June 30, 2007	$1,386.5

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Amortized intangible assets:
Customer relationships	10-30	$1,119.9	$483.3	$50.0	$27.9
Trademarks and tradenames	15	11.0	11.0	0.9	0.6
Covenants not to compete	—	0.4	0.4	0.4	0.4
Software	2-10	72.1	2.0	4.1	1.0
Patented technology	4-10	12.2	—	0.2	—
		1,215.6	496.7	55.6	29.9
Indefinite lived intangible assets:
Product formulations		109.7	109.6	—	—
Trademarks and tradenames		198.8	84.1	—	—
Total other intangible assets		$1,524.1	$690.4	$55.6	$29.9

Amortization expense was $18.3 and $25.7 for the three and six months ended June 30, 2007, respectively. Amortization expense was $7.1 and $14.3 for the three and six months ended June 30, 2006, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Harland Acquisition was 17.4 years as of May 1, 2007. The weighted average amortization period for each major class of these amortizable intangible assets as of May 1, 2007 was as follows: customer relationships – 18.5 years, software – 8.4 years and patented technology – 9.9 years.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2011 is as follows:

Six months ending December 31, 2007	$46.4
Year ending December 31, 2008	89.5
Year ending December 31, 2009	87.1
Year ending December 31, 2010	84.5
Year ending December 31, 2011	78.6

6.	Business Segment Information

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along four reportable segments together with a corporate group for certain support services. The reorganization aligns the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

•	Harland Clarke segment — Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.
•	Harland Financial Solutions segment — Provides core processing, retail and lending solutions as well as maintenance services to financial and other institutions. This segment operates primarily in the United States and Canada.
•	Scantron segment — Provides data collection and testing and assessment products and services sold primarily to educational and commercial customers. This segment operates in the United States and Canada.
•	Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States and France and through joint ventures in the People’s Republic of China.

Prior period results in the tables below have been restated to conform to the business segment changes as described above. The Company has not yet completed the allocation of assets acquired from Harland to its segments. See Note 3 for additional disclosures regarding the Harland Acquisition.

Selected summarized financial information for the three months ended June 30, 2007 and 2006 was as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Licorice Products	Corporate and Other	Total
Product revenues, net:
Three months ended June 30, 2007	$275.7	$13.9	$9.9	$26.2	$—	$325.7
Three months ended June 30, 2006	155.7	—	—	26.0	—	181.7
Service revenues, net:
Three months ended June 30, 2007	$0.5	$38.1	$1.5	$—	$—	$40.1
Three months ended June 30, 2006	0.5	—	—	—	—	0.5
Intersegment revenues:
Three months ended June 30, 2007	$0.1	$0.1	$—	$—	$(0.2)	$—
Three months ended June 30, 2006	—	—	—	—	—	—
Operating income (loss)
Three months ended June 30, 2007	$44.0	$3.8	$(3.0)	$8.3	$(9.6)	$43.5
Three months ended June 30, 2006	21.0	—	—	10.2	(1.0)	30.2
Depreciation and amortization:
Three months ended June 30, 2007	$24.6	$6.3	$2.6	$0.3	$—	$33.8
Three months ended June 30, 2006	13.6	—	—	1.1	—	14.7
Capital expenditures (excluding capital leases):
Three months ended June 30, 2007	$7.1	$0.9	$0.4	$0.4	$0.1	$8.9
Three months ended June 30, 2006	3.8	—	—	0.3	—	4.1

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Selected summarized financial information for the six months ended June 30, 2007 and 2006 was as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Licorice Products	Corporate and Other	Total
Products revenues, net:
Six months ended June 30, 2007	$440.2	$13.9	$9.9	$52.9	$—	$516.9
Six months ended June 30, 2006	318.2	—	—	50.3	—	368.5
Service revenues, net:
Six months ended June 30, 2007	$0.6	$38.1	$1.5	$—	$—	$40.2
Six months ended June 30, 2006	0.9	—	—	—	—	0.9
Intersegment revenues:
Six months ended June 30, 2007	$0.1	$0.1	$—	$—	$(0.2)	$—
Six months ended June 30, 2006	—	—	—	—	—	—
Operating income (loss):
Six months ended June 30, 2007	$67.4	$3.8	$(3.0)	$18.5	$(11.7)	$75.0
Six months ended June 30, 2006	46.1	—	—	19.4	(2.1)	63.4
Depreciation and amortization:
Six months ended June 30, 2007	$38.4	$6.3	$2.6	$0.8	$—	$48.1
Six months ended June 30, 2006	27.2	—	—	1.9	—	29.1
Capital expenditures (excluding capital leases):
Six months ended June 30, 2007	$8.7	$0.9	$0.4	$0.7	$0.1	$10.8
Six months ended June 30, 2006	7.5	—	—	0.5	—	8.0

7.	Comprehensive (Loss) Income

Total comprehensive (loss) income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(35.2)	$8.0	$(25.8)	$18.4
Other comprehensive (loss) income:
Foreign exchange translation adjustments	0.9	1.3	1.2	1.9
Changes in fair value of cash flow hedging instruments, net of taxes of $0.4, $0.6, $0.1 and $0.9	0.7	1.0	0.4	1.5
Unrealized loss on investments, net of a negligible tax benefit	(0.1)	—	(0.1)	—
Comprehensive (loss) income	$(33.7)	$10.3	$(24.3)	$21.8

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

8.	Net (Loss) Income Per Share

The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	20.9	19.6	20.7	19.6
Diluted weighted average common shares outstanding	20.9	20.2	20.7	20.2

Common equivalent shares consisting of outstanding stock options and directors stock units are included in the 2006 diluted income per share calculations. A total of 175,846 and 256,702 of common equivalent shares for the three and six months ended June 30, 2007, respectively, consisting of outstanding stock options, directors stock units and unvested restricted stock, were not included in the 2007 diluted income per share calculations as their effect was anti-dilutive due to the Company’s net loss.

9.    Income and Other Taxes

The Company records any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, which may include, but is not limited to, sales, use, value added, and some excise taxes on a net basis in the accompanying consolidated statements of operations.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109’’ (‘‘FIN 48’’), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

Unrecognized tax benefits at January 1, 2007 and June 30, 2007 which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. At January 1, 2007 and June 30, 2007, the Company had accrued immaterial amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s federal tax returns for the 2003 through 2006 tax years remain subject to examination. In addition, Harland is currently under Internal Revenue Service examination for certain items for the 2001 and 2002 tax years, which are subject to Joint Committee review. The Company is unable to determine if the Joint Committee review will be concluded within the next 12 months. The Company files in numerous state jurisdictions with varying statutes of limitations. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

10.	Defined Benefit Pension and Other Postretirement Benefit Plans

Certain current and former employees of Mafco Worldwide are covered under various defined benefit retirement plans. Plans covering Mafco Worldwide’s salaried employees generally provide pension benefits based on years of service and compensation. Plans covering Mafco Worldwide’s union members generally provide stated benefits for each year of credited service. Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

due to limitations established by United States income tax regulations. The Company’s contributions to its pension plans, which are based on current legal requirements, were minimal for the three and six months ended June 30, 2007 and 2006.

Net periodic pension income for the Company’s pension plans is due to the overfunded status of the plans and consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost – benefits earned during the period	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Interest cost on projected benefit obligations	(0.3)	(0.2)	(0.5)	(0.4)
Expected return on plan assets	0.5	0.5	1.1	1.0
Amortization of prior service cost and net loss	—	(0.1)	(0.1)	(0.2)
Net pension income	$0.1	$0.1	$0.3	$0.2

As a result of the Harland Acquisition, the Company currently sponsors unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees who were formerly employees of Harland. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired from Harland prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company currently contributes approximately 50% of the cost of providing the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory for those employees that retired from Harland by December 31, 2002.

The accrued postretirement benefit obligation as of May 1, 2007, the date of the Harland Acquisition, was $17.3. The Company expects to contribute $0.8 to the postretirement benefit plans during the period May 1, 2007 through December 31, 2007. The Company’s contributions to the postretirement plans during the period May 1, 2007 through June 30, 2007 were not significant.

Net periodic postretirement costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest earned on accumulated postretirement benefit obligation	$(0.2)	$—	$(0.2)	$—
Net amortization	—	—	—	—
Net postretirement benefit cost	$(0.2)	$—	$(0.2)	$—

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

11.    Long-Term Debt

	June 30, 2007	December 31, 2006
Harland Clarke Holdings $480.0 Prior Credit Facilities, net of $1.8 unamortized original issue discount at December 31, 2006	$—	$423.2
Harland Clarke Holdings 11.75 % Senior Notes due 2013	—	175.0
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	1,800.0	—
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0	—
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0	—
Mafco Worldwide $125.0 Senior Secured Credit Facilities	77.3	88.9
Capital lease obligations and other indebtedness	4.7	5.6
	2,497.0	692.7
Less: current maturities	(28.9)	(47.7)
Long-term debt, net of current maturities	$2,468.1	$645.0

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the ‘‘New Credit Agreement’’).

The New Credit Agreement provides for a $1,800.0 senior secured term loan (the ‘‘New Term Loan’’), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the New Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount, with the first installment due September 28, 2007. In addition, the New Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The New Credit Agreement also provides for a new $100.0 revolving credit facility (the ‘‘New Revolver’’) that matures on June 28, 2013. The New Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the New Term Loan was 7.82% at June 30, 2007. As of June 30, 2007, there were no borrowings under the New Revolver and there was $89.2 available for borrowing (giving effect to the issuance of $10.8 of letters of credit). Under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the New Credit Agreement and the 2015 Senior Notes (as defined below) allow Harland Clarke Holdings to borrow substantial additional debt.

Loans under the New Credit Agreement bear, at Harland Clarke Holdings’ option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

•	a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.

The New Credit Agreement has a commitment fee for the unused portion of the New Revolver and for issued letters of credit of 0.50% and 2.88%, respectively. Interest rate margins and commitment fees under the New Revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratios.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Harland Clarke Holdings and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-borrowers under the New Credit Agreement.  In addition, Harland Clarke Holdings’ direct parent, CA Acquisition Holdings, Inc., is a guarantor under the New Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of Harland Clarke Holdings’, each of the co-borrowers’ and the guarantors’ tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).

The New Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The New Credit Agreement requires Harland Clarke Holdings to maintain a maximum consolidated secured leverage ratio for the benefit of lenders under the New Revolver only. Harland Clarke Holdings has the right to prepay the New Term Loan at any time without premium or penalty, subject to certain breakage costs, and Harland Clarke Holdings may also reduce any unutilized portion of the New Revolver at any time, in minimum principal amounts set forth in the New Credit Agreement. Harland Clarke Holdings is required to prepay the New Term Loan with 50% of excess cash flow (as defined in the New Credit Agreement, commencing with the fiscal year 2008, with certain reductions set forth in the New Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

The New Credit Agreement also contains certain customary affirmative covenants and events of default. Such events of default include, but are not limited to: non-payment of amounts when due; violation of covenants; material inaccuracy of representations and warranties; cross default and cross acceleration with respect to other material debt; bankruptcy and other insolvency events; certain ERISA events; invalidity of guarantees or security documents; and material judgments. Some of these events of default allow for grace periods.

If a change of control (as defined in the New Credit Agreement) occurs, Harland Clarke Holdings will be required to make an offer to prepay all outstanding term loans under the New Credit Agreement at 101% of the outstanding principal amount thereof plus accrued and unpaid interest, and lenders holding a majority of the revolving credit commitments may elect to terminate the revolving credit commitments in full. Harland Clarke Holdings is also required to offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

Under the terms of the New Credit Agreement, Harland Clarke Holdings is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through the entering into of hedging agreements within 180 days of the effectiveness of the New Credit Agreement. In order to comply with this requirement, Harland Clarke Holdings entered into interest rate derivative arrangements described in ‘‘Interest Rate Hedges’’ below.

Harland Clarke Holdings Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

‘‘Floating Rate Notes’’) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘New Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the New Credit Agreement. The New Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings’ ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the New Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

In accordance with the deadlines and other provisions of a registration rights agreement that Harland Clarke Holdings executed in connection with the issuance of the 2015 Senior Notes, Harland Clarke Holdings filed a registration statement on June 13, 2007 registering an offer to exchange for publicly registered 2015 Senior Notes with substantially equivalent terms as those of the 2015 Senior Notes originally issued, which was declared effective by the Securities and Exchange Commission on June 20, 2007. Harland Clarke Holdings commenced an exchange offer on June 21, 2007 and closed the offer on August 3, 2007 with $614.5 of the total $615.0 principal amount of the 2015 Senior Notes having been exchanged.

Harland Clarke Holdings Prior Credit Facilities

Concurrent with the completion of the Company’s acquisition of Clarke American Corp. (since renamed Harland Clarke Holdings) in December 2005, Harland Clarke Holdings, as Borrower, entered into senior secured credit facilities (the ‘‘Prior Credit Facilities’’), which provided for a revolving credit facility (the ‘‘Prior Revolver’’) in the amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011 (the ‘‘Prior Term Loan’’). The outstanding principal balance under the Prior Credit Facilities of $393.7 was repaid on May 1, 2007 in connection with the Harland Acquisition and related financing transactions, along with accrued interest through the date of repayment of $2.9 and prepayment penalties of $3.9. Portions of the Prior Revolver were available for the issuance of letters of credit and swing line loans. The Prior Credit Facilities had a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.50% and 3.25%, respectively.

The Prior Term Loan had an aggregate principal amount at maturity of $440.0. Harland Clarke Holdings assumed $437.8 of net obligations from its issuance, net of original issue discount of 0.5%. The original issue discount was being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method, and the unamortized amount of $1.5 was written off in the second quarter of 2007 upon repayment of the debt. The Prior Term Loan was required to be repaid in quarterly installments in annual amounts of $19.0 in 2007, $28.0 in 2008, $33.0 in 2009, $38.0 in 2010 and $280.5 in 2011. The Prior Term Loan also required that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed thereunder. The amount of the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

excess cash flow payment, with respect to 2006, included in current maturities was $26.5 at December 31, 2006 and such amount was paid in February 2007. At the time of the excess cash flow payment, the Company wrote-off deferred financing fees of $0.6.

Loans under Harland Clarke Holdings’ Prior Credit Facilities bore, at Harland Clarke Holdings’ option, interest at:

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

Harland Clarke Holdings Senior Notes due 2013

Concurrent with the completion of the Company’s acquisition of Clarke American Corp. (since renamed Harland Clarke Holdings) in December 2005, Harland Clarke Holdings issued $175.0 principal amount of 11.75% Senior Notes due December 15, 2013 (the ‘‘2013 Senior Notes’’). All of these notes were either repurchased in a tender offer that closed on May 3, 2007 or redeemed on June 4, 2007 for total consideration of $220.1, including prepayment premiums and consent payments totaling $37.3 and accrued interest of $7.8. The 2013 Senior Notes were to mature on December 15, 2013 and paid interest at a rate per annum of 11.75% on June 15 and December 15 of each year. The 2013 Senior Notes were unsecured and were subordinated to all of Harland Clarke Holdings’ secured indebtedness.

Loss on Early Extinguishment of Debt

In connection with the extinguishment of Harland Clarke Holdings’ Prior Credit Facilities and the 2013 Senior Notes, the Company recorded a total loss on early extinguishment of debt of $54.6, consisting of the following: the $37.3 prepayment premiums and consent payments on the 2013 Senior Notes, the $3.9 prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 for the write-off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Mafco Worldwide $125.0 Senior Secured Credit Facility

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facility. The Mafco Worldwide credit facility consists of $110.0 of term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facility is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide’s obligations under the Mafco Worldwide credit facility and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facility was 7.36% at June 30, 2007.

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

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility (there were no such amounts to be paid in the first quarter of 2007 with respect to 2006 due to optional prepayments made by Mafco Worldwide in 2006). Mafco Worldwide made repayments totaling $11.8 during the six months ended June 30, 2007. As of June 30, 2007, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $13.9 available for borrowing (giving effect to the issuance of $1.1 of letters of credit).

In connection with the purchase of the remaining 50% of a joint venture (see Notes 14 and 15), which closed in the third quarter of 2007, Mafco Worldwide entered into the first amendment to the Mafco Worldwide credit facility on June 27, 2007. The amendment provides for, among other things, Mafco Worldwide’s ability to make certain earnout payments, if any, and the incorporation of such earnout payments into the excess cash flow calculation.

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $4.2 and $4.6 at June 30, 2007 and December 31, 2006, respectively. These obligations have imputed interest rates ranging from 3.6% to 21.9% and have required payments, including interest, of $1.0 in 2007, $1.9 in 2008, $1.7 in 2009, and $0.3 in 2010. A subsidiary of the Company also had $0.5 and $1.0 outstanding under an information technology financing obligation at June 30, 2007 and December 31, 2006, respectively.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.7 at June 30, 2007) for working capital purposes. The subsidiary had no borrowings at June 30, 2007 and December 31, 2006.

Interest Rate Hedges

During February 2006, Harland Clarke Holdings entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable interest rate Prior Credit Facilities. On May 1, 2007, Harland Clarke Holdings’ Prior Credit Facilities were repaid in full. The Company has redesignated the swaps as a hedge against the variable interest rate on a portion of Harland Clarke Holdings’ New Term Loan. In accordance with SFAS No. 133, as amended and interpreted, the Company is amortizing the fair value of the derivative liability of $0.4 as of May 1, 2007 over the remaining life of the derivative contract using the straight-line method in interest expense in the consolidated statements of operations.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

During June 2007, Harland Clarke Holdings entered into interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007 and are accounted for as cash flow hedges. The two-year hedge swaps the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. The purpose of these hedge transactions is to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable rate New Term Loan and comply with the terms of the New Credit Agreement.

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

As of June 30, 2007 and December 31, 2006, the Company recorded an asset of $1.1 and $0.1, respectively, related to these derivative instruments in other assets in the accompanying consolidated balance sheets.

12.    Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2018. Certain leases contain renewal options for one to five year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At June 30, 2007, future minimum lease payments under non-cancellable operating leases with terms of one year or more are as follows:

Six months ending December 31, 2007	$12.5
Year ending December 31, 2008	24.1
Year ending December 31, 2009	21.8
Year ending December 31, 2010	17.9
Year ending December 31, 2011	15.2
Thereafter	23.0

Minimum rental payments in the above table have not been reduced by minimum sublease payments of $3.6.

Total lease expense for all operating leases was $5.2 and $7.1 for the three and six months ended June 30, 2007, respectively. Total lease expense for all operating leases was $1.9 and $3.9 for the three and six months ended June 30, 2006, respectively.

At June 30, 2007, the Company had obligations to purchase approximately $22.2 of raw materials.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

The Company’s Harland Clarke segment has contracts with certain customers that contain provisions that call for future payments to the customer. These payments are amortized as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. As of June 30, 2007, the Company’s future cash obligations for these contracts are as follows:

Six months ending December 31, 2007	$16.1
Year ending December 31, 2008	36.0
Year ending December 31, 2009	32.1
Year ending December 31, 2010	11.6
Year ending December 31, 2011	5.8
Thereafter	2.1

Non-Operating Contingent Claims, Indemnification and Insurance Matters

The Company’s non-operating contingent claims are generally associated with its indirect, wholly owned, non-operating subsidiary, Pneumo Abex LLC (together with its predecessors in interest, ‘‘Pneumo Abex’’). Substantially all of these contingent claims are the financial responsibility of third parties and include various environmental and asbestos-related claims. As a result, the Company has not since 1995 paid and does not expect to pay on its own behalf material amounts related to these matters.

In 1995, MCG Intermediate Holdings Inc. (‘‘MCGI’’), M & F Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the ‘‘Transfer Agreement’’). Under the Transfer Agreement, Pneumo Abex transferred to MCGI substantially all of its assets and liabilities other than the assets and liabilities relating to its former Abex NWL Aerospace Division (‘‘Aerospace’’) and certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and previously existing contractual arrangements, as further explained below.

The Transfer Agreement also requires MCGI, which currently is an indirect subsidiary of Holdings, to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, that Pneumo Abex did not transfer. Pneumo Abex will be obligated to reimburse the amounts so funded only when it receives amounts under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex’s indemnitors regarding their indemnities, the Transfer Agreement permits Pneumo Abex to require MCGI to fund 50% of the costs of resolving the disputes.

Prior to 1988, a former subsidiary of Pneumo Abex manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, PepsiAmericas, Inc. (the ‘‘Original Indemnitor’’) has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the ‘‘Second Indemnitor’’) of Cooper Industries, Inc. (now Cooper Industries, LLC, the ‘‘Indemnity Guarantor’’) assumed responsibility for substantially all asbestos-related claims asserted

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Federal-Mogul Corporation purchased the Second Indemnitor in October 1998. In October 2001, the Second Indemnitor filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its obligations to Pneumo Abex. Performance of the Second Indemnitor’s obligations is guaranteed by the Indemnity Guarantor. Since the bankruptcy filing of the Second Indemnitor, the Indemnity Guarantor has been fulfilling the Second Indemnitor’s obligations to the extent that they are no longer being performed by the Second Indemnitor.

In November 2006, the Company entered into a series of agreements with the Second Indemnitor, the Indemnity Guarantor and others that proposed a settlement of the Company’s claims against the Second Indemnitor relating to the 1994 sale transaction as part of the bankruptcy reorganization of the Second Indemnitor. If the transactions outlined in the agreements are approved by the courts overseeing the Second Indemnitor’s bankruptcy and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust to be created in connection with the Second Indemnitor’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 to the trust, and the Indemnity Guarantor would pay $246.0 to the trust and issue a 25-year note to the trust for the payment of $500.0, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Second Indemnitor’s obligations, and (iv) one or more court-ordered injunctions would bar the assertion of any claim arising out of the asbestos-related claims subject to the Second Indemnitor’s indemnity from being asserted against the Company, the Second Indemnitor or the Indemnity Guarantor (items (a)(i) through (a)(iv) collectively, the ‘‘Plan A Settlement’’) or (b) under certain conditions set forth in the agreements relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 from the Second Indemnitor’s bankruptcy estate, (ii) the Second Indemnitor would be relieved of its obligations, and (iii) the Indemnity Guarantor would continue to honor its guaranty obligation and receive $138.0 from the Second Indemnitor’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the ‘‘Plan B Settlement’’). Both the Plan A Settlement and the Plan B Settlement are subject to various contingencies, including bankruptcy court approval and the effectiveness of the Second Indemnitor’s plan of reorganization. No assurance can be given regarding whether the agreements can or will be consummated.

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor, the Second Indemnitor and the Indemnity Guarantor pursuant to their obligations to Pneumo Abex, and the Transfer Agreement, all of its monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of June 30, 2007, the Company incurred or expected to incur approximately $1.0 of costs related to asbestos-related claims not subject to the assumption and indemnification arrangements described above (the ‘‘Remaining Claims’’), as to which it either has received or expects to receive approximately $0.8 in insurance reimbursements. Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

The Transfer Agreement further provides that MCGI will assume from Pneumo Abex all liability for environmental matters associated with Pneumo Abex’s and its predecessor’s operations to the extent not paid by third-party indemnitors or insurers, other than matters relating to Pneumo Abex’s former Aerospace business. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the former Aerospace business are the Company’s

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

responsibility. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course, and MCGI manages and advances all costs associated with such matters pending reimbursement by the Original Indemnitor.

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the future aggregate cost of cleanup and related expenses attributable to Pneumo Abex with respect to matters for which Pneumo Abex, together with numerous other third parties, have been named potentially responsible parties should be substantially less than $50.0, and the Company does not itself expect to pay any of these costs.

The Company considers Pneumo Abex’s contingent claims, except for certain immaterial matters where no third-party indemnification or assumption arrangement exists, to be the financial responsibility of those third parties and monitors their financial positions to determine the level of uncertainty associated with their abilities to satisfy their obligations. Based upon these third parties’ repeated acknowledgements of their obligations, active management of these contingent claims, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of these third parties failing to satisfy these claims against Pneumo Abex is remote. For these reasons, the Company does not record these amounts in its financial statements.

Pneumo Abex’s former Aerospace business sold certain of its aerospace products to the U.S. Government or to private contractors for the U.S. Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. In the sole remaining matter managed by Pneumo Abex, Pneumo Abex contests the Government’s allegations and has been attempting to resolve this matter without litigation.

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings (formerly Clarke American Corp.) had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings’ businesses. In the stock purchase agreement executed in connection with the acquisition of Clarke American Corp. by M & F Worldwide, Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing of the acquisition of Clarke American Corp., at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment, based on the agreement of the parties,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

and was reduced to $27.0 by June 30, 2007. Since the Company believes the likelihood is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in the accompanying financial statements.

Other

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

13.    Restructuring

Prior to the Harland Acquisition

Prior to the Harland Acquisition, the Company developed a restructuring plan for its checks and related products business, which is now contained in the Harland Clarke segment, to streamline and redesign the manufacturing plant and contact center network in order to take advantage of high-capacity technology and economies of scale, to redefine sales territories and consolidate sales divisions, and to restructure the segment’s corporate staff.

During the year ended December 31, 2006, the Company established $3.3 in reserves with respect to the checks and related products business related to the closure of two production facilities and a reduction in force of the segment’s corporate staff. In connection with the facilities closures, the Company sold $0.5 of assets in January 2007 and recognized an insignificant gain.

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant. These closures will be completed in 2007 with a total expected expenditure of approximately $2.5, net of proceeds from the planned sale of a facility.

Subsequent to the Harland Acquisition

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs. The Company’s planned initiatives primarily include the following:

•	consolidation of various facilities in the Harland Clarke segment;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $12.5 of severance and severance-related costs for the termination of certain Harland employees and $5.0 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting, during the three months ended June 30, 2007 the Company expensed $0.8, net of adjustments, for severance and severance-related costs for the termination of certain of the Company’s historical employees and $0.9 of costs for the closure of certain of the Company’s historical facilities.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Of the liabilities recorded in purchase accounting, $9.3 relates to the Harland Clarke segment, $7.3 relates to the Harland Financial Solutions segment and $0.9 relates to the Corporate segment. All of the restructuring costs expensed during the three and six months ended June 30, 2007 relate to the Harland Clarke segment.

With respect to the restructuring costs totaling $1.7 that were expensed subsequent to the Harland Acquistion, the Company expects to complete the planned facilities closures and employee terminations by December 2007, with a total expected expenditure of approximately $1.6 for the closure of certain of the Company’s pre-Harland Acquisition facilities, and a total expected expenditure of approximately $1.4 for the termination of certain of the Company’s pre-Harland Acquisition employees.

The following details the components of the Company’s restructuring accruals for the six months ended June 30, 2007 and 2006:

	Beginning Balance	Established in Harland Acquisition Purchase Accounting	Expensed	Paid in Cash	Ending Balance
Six months ended June 30, 2007:
Severance and severance-related	$1.7	$12.5	$2.0	$(8.8)	$7.4
Facilities closures	1.0	5.0	0.7	(1.1)	5.6
Other	—	—	0.2	(0.2)	—
Total	$2.7	$17.5	$2.9	$(10.1)	$13.0
Six months ended June 30, 2006:
Severance and severance-related	$1.8	$—	$0.8	$(0.9)	$1.7
Facilities closures	1.6	—	0.1	(0.4)	1.3
Other	—	—	—	—	—
Total	$3.4	$—	$0.9	$(1.3)	$3.0

Restructuring accruals are reflected in other current liabilities and other liabilities in the Company’s consolidated balance sheets. The Company expects to pay the remaining severance and severance-related costs through December 2007 and the remaining facilities closure costs and other costs through January 2011.

In addition to the amounts disclosed in the table above, the Company also incurred other costs related to the facility closures, including inventory write-offs, training, hiring, relocation and travel of $0.2 and $0.3 during the six months ended June 30, 2007 and 2006, respectively.

14.    Transactions with Affiliates

Management Services Agreement

MacAndrews & Forbes Inc., a wholly owned subsidiary of Holdings, provides the services of the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services pursuant to the terms of a management services agreement (the ‘‘Management Services Agreement’’). Under the terms of the Management Services Agreement the Company pays MacAndrews & Forbes Inc. an annual fee for these services. The annual rate is $10.0 effective May 1, 2007. Prior to May 1, 2007, the fee was set at an annual rate of $5.0 for the period July 1, 2006 to April 30, 2007 and at an annual rate of $1.5 for periods prior to July 1, 2006.

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

Restricted Stock

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (‘‘the Restricted Stock’’). Mr. Perelman is a member of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company, as defined in the New Indenture (as defined above). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. In accordance with EITF 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ the Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock will be revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.4 related to the Restricted Stock during the three and six months ended June 30, 2007.

Other

As discussed Note 3, the Company paid $10.0 to Holdings in the second quarter of 2007 for services in sourcing, analyzing, negotiating and executing the Harland Acquisition.

Joint Venture Transactions

Through June 30, 2007, Mafco Worldwide had a 50% ownership in Wei Feng Enterprises Limited (‘‘Wei Feng’’), which manufactures licorice derivatives in Zhangjiagang, Jiangsu, People’s Republic of China. The joint venture purchases licorice materials from Mafco Worldwide, as well as from third-party suppliers. Net product revenues in the accompanying consolidated statements of operations include sales to the joint venture of $1.0 and $2.4 during the three and six months ended June 30, 2007, respectively, and $0.5 and $0.6 during the three and six months ended June 30, 2006, respectively.

Wei Feng manufactures licorice derivatives which are sold to third-party customers and to Mafco Worldwide. Mafco Worldwide uses these derivatives to manufacture certain finished goods. Mafco Worldwide purchased $3.1 and $4.8 of licorice derivatives from Wei Feng during the three and six months ended June 30, 2007, respectively, and $2.7 and $3.9 during the three and six months ended June 30, 2006, respectively.

Through June 30, 2007, the Company accounted for this investment under the equity method, and its share of earnings was $0.1 and $0.1 for the three and six months ended June 30, 2007, respectively. The Company’s share of earnings was $0.2 and $0.3 for the three and six months ended June 30, 2006,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

respectively. The Company’s investment in Wei Feng was approximately $6.5 and $6.4 at June 30, 2007 and December 31, 2006, respectively, and is included in other assets in the accompanying consolidated balance sheets.

See Note 15 regarding Mafco Worldwide’s purchase of the remaining 50% of Wei Feng on July 2, 2007.

15.    Subsequent Event

Mafco Worldwide purchased the remaining 50% of Wei Feng on July 2, 2007 for $1.5 ($0.5 of which was paid to the seller on July 2, 2007 and $1.0 of which will be paid to the seller upon the issuance of a specific environmental permit for the Zhangjiagang, China factory), plus up to an additional $1.9 over six years based on an earnout provision. As a result of this transaction, Wei Feng became a wholly owned subsidiary of Mafco Worldwide, and the Company will consolidate the accounts of Wei Feng beginning July 2, 2007.

M & F Worldwide Corp. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding the Company’s financial condition and results of operations for the three and six months ended June 30, 2007 and June 30, 2006 should be read in connection with the more detailed financial information contained in the Company’s consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview of the Business

M & F Worldwide Corp. ( ‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’), formerly known as Clarke American Corp., and Mafco Worldwide Corporation (‘‘Mafco Worldwide’’). As a result of the acquisition of John H. Harland Company (‘‘Harland’’), which was completed on May 1, 2007, our business and corporate structure was reorganized along the following four business segments: Harland Clarke (which consists of the combined check and related products business of Clarke American Corp. and Harland), Harland Financial Solutions, Scantron and Licorice Products.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized direct marketing and contact center services to its financial and commercial institution clients. Harland Clarke direct marketing offerings include turnkey direct marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France and at the facilities of its joint ventures in Zhangjiagang, Jiangsu and Weihai, Shandong, People’s Republic of China. Approximately 71% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

The Harland Acquisition

On December 19, 2006, the Company entered into an agreement and plan of merger (the ‘‘Merger Agreement’’), with Harland, under which a wholly owned subsidiary of the Company would

M & F Worldwide Corp. and Subsidiaries

merge with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American Corp. (the ‘‘Harland Acquisition’’). The closing of the Harland Acquisition and the related financing transactions described below (collectively referred to as the ‘‘Transactions’’) occurred on May 1, 2007. The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland in accordance with the Merger Agreement. Subsequent to the completion of the Harland Acquisition on May 1, 2007, Clarke American Corp. was renamed Harland Clarke Holdings Corp.

To fund the purchase price in the Harland Acquisition, to refinance Harland Clarke Holdings’ and Harland’s prior existing indebtedness, and to pay the fees and expenses for the Harland Acquisition and the related financings:

•	Harland Clarke Holdings entered into a $1,800.0 million senior secured term loan and a $100.0 million revolving credit facility; and

•	Harland Clarke Holdings issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015.

The Company expects that the Harland Acquisition will greatly increase its revenues, the related cost of revenues and selling, general and administrative expenses. As a result of the application of purchase accounting under Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations,’’ the Company also expects that its depreciation and amortization expense will increase significantly.

Having completed the Harland Acquisition, the Company is focused on improving operating margins by reducing SG&A expenses, shared services costs and cost of sales.

This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Critical Accounting Policies and Estimates as described below.

Critical Accounting Policies and Estimates

The Company reviews its accounting policies on a regular basis. The Company makes estimates and judgments as part of its financial reporting that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, investments, intangible assets, pensions and other postretirement benefits, income taxes, contingencies and litigation, as well as other assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from the assumed outcomes. The Company believes the following critical accounting policies affect its more significant judgments and estimates.

Revenue Recognition — The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Harland Financial Solutions and Scantron segments. Revenue is recognized in accordance with the provisions of Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-9, ‘‘Software Revenue Recognition, with Respect to Certain Transactions,’’ and clarified by Staff Accounting Bulletin (‘‘SAB’’) 101, ‘‘Revenue Recognition in Financial Statements,’’ SAB 104, ‘‘Revenue Recognition,’’ and Emerging Issues Task Force (‘‘EITF’’) Issue 00-21 (‘‘EITF 00-21’’), ‘‘Revenue Arrangements with Multiple Deliverables.’’ The application of these pronouncements requires judgment, including whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (‘‘VSOE’’) of fair value exists for those elements. Customers receive certain elements of the Company’s products and services over time.

M & F Worldwide Corp. and Subsidiaries

Changes to the elements in a software arrangement or in the Company’s ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue reflected in the financial statements.

For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements include multiple products and services or ‘‘elements.’’ None of these elements are deemed to be essential to the functionality of the other elements. SOP 97-2, as amended by SOP 98-9, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

Implementation services are generally for installation, training, implementation and configuration. These services are not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately. Generally revenue is recognized when services are completed. On implementations for outsourced data processing services, revenue is deferred and recognized over the life of the outsourcing arrangement. On certain larger implementations, revenue is recognized based on milestones during the implementation. Milestones are triggered by tasks completed or based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to uncertainties inherent in these estimates, actual results could differ from these estimates.

Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. VSOE of fair value is determined based on contract renewal rates.

Outsourced data processing services and other transaction processing services are recognized in the month the transactions are processed or the services are rendered.

The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, upfront contract payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

Title for product sales may pass to customers upon leaving the Company’s facilities, upon receipt at a specific destination (such as a shipping port) or upon arrival at the customer’s facilities, depending on the terms of the contractual agreements for each customer. Title for product sales to domestic customers typically passes when the product leaves the Company’s facilities. Title for product sales to international customers typically passes either when the product is delivered to a shipping port or when the product is delivered to the customer’s facilities.

Revenues for direct response marketing services are recognized from the Company’s fixed price direct mail and marketing contracts based on the proportional performance method for time and materials at relative fair value for specific projects.

Inventories — The majority of the Company’s inventories consists of licorice raw materials. Licorice raw materials have an indefinite life as long as they are kept dry; therefore the Company has not been required to establish an obsolescence reserve for licorice. A reserve for the value of the products has not been necessary based on the Company’s lower of cost or market analysis. The

M & F Worldwide Corp. and Subsidiaries

Company determines cost by average costing or the first-in, first-out method. The Company also ensures that storage facilities where the raw materials are inventoried are properly safeguarded and maintained to preserve its characteristics.

Advertising — Advertising costs, which are recorded in selling, general and administrative expenses, consist primarily of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company. Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons for products offered by Checks In The Mail, a division of the Company’s Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams. Unamortized balances are included in other current and non-current assets in the Company’s consolidated balance sheets.

Income Taxes — The Company estimates its actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis, the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for items that it believes could be challenged by these taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

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

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it measures the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Significant assumptions requiring judgment are required to determine future cash flows, including but not limited to the estimated remaining useful life of the asset, future revenue streams and future expenditures to maintain the existing service potential of the asset. The Company re-evaluates the useful life of these assets at least annually to determine if events and circumstances continue to support their recorded useful lives. Assets held for disposal are carried at the lower of carrying amount of fair value, less estimated costs to sell such assets.

M & F Worldwide Corp. and Subsidiaries

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

The Company measures impairment of its indefinite-lived intangible assets, which consist of certain tradenames and trademarks and product formulations, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life.

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

The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and outside experts, as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. The Company has not recognized any liability in its financial statements for matters covered by assumption or indemnification agreements. The Company considers covered contingent matters to be the obligation of the applicable covering third parties and monitors the financial positions of these parties to determine the level of uncertainty associated with their ability to satisfy their obligations. Based upon these parties’ repeated acknowledgements of their obligations, active management of these matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery related to those matters, the Company believes that the likelihood of these parties failing to satisfy the obligations associated with these matters is remote. See Item 1. Legal Proceedings; and Note 12 — Commitments and Contingencies to the consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

M & F Worldwide Corp. and Subsidiaries

Pensions and Other Postretirement Benefits — The Company sponsors defined benefit pension plans, which cover certain current and former Company employees who meet eligibility requirements. Also, as a result of the Harland Acquisition, the Company sponsors unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees who were formerly employees of Harland. One postretirement benefit plan provides health care benefits and the other provides life insurance benefits. The Company’s actuarial consultants use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on pension plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected health care cost trend rate to estimate these factors.

The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, higher or lower healthcare inflation rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant difference with the amount of pension and postretirement benefit income/expense and asset/liability that the Company recorded.

Derivatives — The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the anticipated impact of SFAS No. 157 on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets

M & F Worldwide Corp. and Subsidiaries

and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated results of operations and financial position.

Consolidated Operating Results

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along four reportable segments together with a corporate group for certain support services. The reorganization aligns the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. Management measures and evaluates the reportable segments based on operating income. Prior period results in the tables below have been restated to conform to the business segment changes.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The operating results for the three months ended June 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition.

Net Revenues

$in millions	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Consolidated Net Revenues:
Harland Clarke Segment	$276.3	$156.2
Harland Financial Solutions Segment	52.1	—
Scantron Segment	11.4	—
Licorice Products Segment	26.2	26.0
Eliminations	(0.2)	—
Total	$365.8	$182.2

Net revenues increased by $183.6 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $174.6 million of the increase.

Net revenues from the Harland Clarke segment increased by $120.1 million to $276.3 million in the 2007 period from $156.2 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $111.3 million of the increase. The remaining $8.8 million of the increase was primarily due to an increase in revenues from a large client and higher revenues per unit, partially offset by a decline in units.

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.3 million, $3.3 million and $0.7 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

M & F Worldwide Corp. and Subsidiaries

Net revenues from the Licorice Products segment increased by $0.2 million, or 0.8%, to $26.2 million in the 2007 period from $26.0 million in the 2006 period. Magnasweet and licorice derivatives sales increased $0.3 million due to increased shipment volumes, sales of licorice extracts to non-tobacco customers increased $1.2 million as a result of an increase in sales to customers in Asia, and sales of raw materials to Mafco Worldwide’s joint venture in China increased $0.5 million in the 2007 period versus the 2006 period. These increases were almost completely offset by a decrease in sales to tobacco customers, primarily as a result of lower shipment volumes and order timing for licorice extracts, as well as a decline in sales of non-licorice products to the worldwide tobacco industry.

Cost of Revenues

$in millions	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$177.3	$96.7
Harland Financial Solutions Segment	24.3	—
Scantron Segment	9.9	—
Licorice Products Segment	13.9	12.9
Eliminations	(0.2)	—
Total	$225.2	$109.6

Cost of revenues increased by $115.6 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $111.6 million of the increase.

Cost of revenues from the Harland Clarke segment increased by $80.6 million to $177.3 million in the 2007 period from $96.7 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $77.6 million of the increase. The remaining $3.0 million of the increase was primarily due to increased costs for a large client, partially offset by cost reductions and lower operating expenses resulting from a facility closure during the second quarter of 2007. Cost of revenues in the 2007 period for the Harland Clarke segment includes $1.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 64.2% in the 2007 period as compared to 61.9% in the 2006 period.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 46.6% and 86.8%, respectively, in the 2007 period. Cost of revenues in the 2007 period for the Scantron segment includes $2.9 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Cost of revenues for the Licorice Products segment was $13.9 million in the 2007 period and $12.9 million in the 2006 period, an increase of $1.0 million, or 7.8%. This increase was due to the slight increase in sales, as well as increased manufacturing costs, especially raw materials. Cost of revenues as a percentage of revenues for the Licorice products segment was 53.1% in the 2007 period as compared to 49.6% in the 2006 period.

M & F Worldwide Corp. and Subsidiaries

Selling, General and Administrative Expenses

$in millions	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$53.3	$37.6
Harland Financial Solutions Segment	23.9	—
Scantron Segment	4.6	—
Licorice Products Segment	4.1	2.9
Corporate	9.5	1.0
Total	$95.4	$41.5

Selling, general and administrative expenses increased by $53.9 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $49.4 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $15.7 million to $53.3 million in the 2007 period from $37.6 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $14.9 million of the increase. The remaining $0.8 million of the increase was primarily due to $1.7 million of incremental bonus expense associated with various incentive plans resulting from improved performance of the business, partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 19.3% in the 2007 period as compared to 24.1% in the 2006 period.

Selling, general and administrative expenses for the Licorice Products segment were $4.1 million in the 2007 period and $2.9 million in the 2006 period. The increase of $1.2 million was due to higher professional fees associated with its indemnification liabilities.

Corporate selling, general and administrative expenses were $9.5 million in the 2007 period and $1.0 million in the 2006 period, an increase of $8.5 million. This increase primarily relates to additional corporate infrastructure costs and management services fees resulting from the increased size of the business subsequent to the Harland Acquisition and $2.4 million of retention bonus expenses, which will not recur.

Restructuring Costs

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $1.7 million of restructuring costs, net of adjustments, for the Harland Clarke segment in the 2007 period related primarily to the closure of a printing plant and a contact center. The Company recorded $0.9 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure.

Interest Income

Interest income was $2.1 million in the 2007 period as compared to $0.6 million in the 2006 period. The increase in interest income was mainly due to higher cash balances available for investments in cash equivalents and marketable securities in the 2007 period as compared to the 2006 period, as well as higher interest rates in the 2007 period as compared to the 2006 period. The higher cash balances were primarily the result of additional cash and cash equivalents on hand subsequent to the May 1, 2007 closing of the Harland Acquisition and related financing transactions.

M & F Worldwide Corp. and Subsidiaries

Interest Expense

Interest expense was $46.8 million in the 2007 period as compared to $16.7 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding at Harland Clarke Holdings subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of the following related to the repayment of Harland Clarke Holdings debt: payments of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Other Income Expense, Net

Other income (expense), net was $0.5 million in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous income.

(Benefit) Provision for Income Taxes

The Company’s effective tax rate was a benefit of 36.3% in the 2007 period and a provision of 43.3% in the 2006 period. The change is primarily due to state and local tax.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The operating results for the six months ended June 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition.

Net Revenues

$in millions	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Consolidated Net Revenues:
Harland Clarke Segment	$440.9	$319.1
Harland Financial Solutions Segment	52.1	—
Scantron Segment	11.4	—
Licorice Products Segment	52.9	50.3
Eliminations	(0.2)	—
Total	$557.1	$369.4

Net revenues increased by $187.7 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $174.6 million of the increase.

Net revenues from the Harland Clarke segment increased by $121.8 million to $440.9 million in the 2007 period from $319.1 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $111.3 million of the increase. The remaining $10.5 million of the increase was primarily due to an increase in revenues from a large client and an increase in revenues per unit, partially offset by a decline in units and a decline in revenues due to reduced spending by certain direct marketing customers.

M & F Worldwide Corp. and Subsidiaries

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.3 million, $3.3 million and $0.7 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Net revenues from the Licorice Products segment increased by $2.6 million, or 5.2%, to $52.9 million in the 2007 period from $50.3 million in the 2006 period. Magnasweet and licorice derivatives sales increased $0.7 million due to increased shipment volumes, sales of licorice extracts to non-tobacco customers increased $1.7 million as a result of an increase in sales to customers in Asia, and sales of raw materials to Mafco Worldwide’s joint venture in China increased $1.8 million in the 2007 period versus the 2006 period. These increases were partially offset by a decrease in sales to tobacco customers, primarily as a result of lower shipment volumes and order timing for licorice extracts, and by a decline in sales of non-licorice products to the worldwide tobacco industry.

Cost of Revenues

$in millions	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$278.6	$197.4
Harland Financial Solutions Segment	24.3	—
Scantron Segment	9.9	—
Licorice Products Segment	27.3	24.8
Eliminations	(0.2)	—
Total	$339.9	$222.2

Cost of revenues increased by $117.7 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $111.6 million of the increase.

Cost of revenues for the Harland Clarke segment increased by $81.2 million to $278.6 million in the 2007 period from $197.4 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $77.6 million of the increase. The remaining $3.6 million of the increase was primarily due to increased costs for a large client, partially offset by cost reductions, lower operating expenses resulting from a facility closure during the second quarter of 2007 and a decrease in non-cash amortization expenses related to fair value adjustments to assets recorded as part of the acquisition of Clarke American Corp. by M & F Worldwide on December 15, 2005. Cost of revenues in the 2006 period for the Harland Clarke segment includes $1.3 million for a fair value adjustment to inventory recorded in the purchase accounting for the acquisition of Clarke American which did not recur in the 2007 period. Cost of revenues in the 2007 period for the Harland Clarke segment includes $1.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.2% in the 2007 period as compared to 61.9% in the 2006 period.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 46.6% and 86.8%, respectively, in the 2007 period. Cost of revenues in the 2007 period for the Scantron segment includes $2.9 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

M & F Worldwide Corp. and Subsidiaries

Cost of revenues for the Licorice Products segment was $27.3 million in the 2007 period and $24.8 million in the 2006 period, an increase of $2.5 million, or 10.1%. The increase in cost of revenues for the Licorice Products segment was due to the increase in sales, as well as increased manufacturing costs, especially raw materials. Cost of revenues as a percentage of revenues for the Licorice products segment was 51.6% in the 2007 period as compared to 49.3% in the 2006 period.

Selling, General and Administrative Expenses

$in millions	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$92.0	$74.7
Harland Financial Solutions Segment	23.9	—
Scantron Segment	4.6	—
Licorice Products Segment	7.1	6.1
Corporate	11.7	2.1
Total	$139.3	$82.9

Selling, general and administrative expenses increased by $56.4 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $49.4 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $17.3 million to $92.0 million in the 2007 period from $74.7 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $14.9 million of the increase. The remaining $2.4 million of the increase was primarily due to $3.6 million of incremental bonus expense associated with various incentive plans resulting from improved performance of the business, partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 20.9% in the 2007 period as compared to 23.4% in the 2006 period.

Selling, general and administrative expenses for the Licorice Products segment were $7.1 million in the 2007 period and $6.1 million in the 2006 period. This increase of $1.0 million was due to higher professional fees associated with indemnification liabilities.

Corporate selling, general and administrative expenses were $11.7 million in the 2007 period and $2.1 million in the 2006 period, an increase of $9.6 million. This increase primarily relates to additional corporate infrastructure costs and management services fees resulting from the increased size of the business subsequent to the Harland Acquisition and $2.4 million of retention bonus expenses, which will not recur.

Restructuring Costs

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $2.9 million of restructuring costs, net of adjustments, for the Harland Clarke segment in the 2007 period related primarily to this initiative, as well as a restructuring plan implemented prior to the Harland Acquisition, which combined will result in the closure of two printing plants and a contact center, as well as costs to redefine sales territories and consolidate sales divisions. The Company recorded $0.9 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure.

M & F Worldwide Corp. and Subsidiaries

Interest Income

Interest income was $2.9 million in the 2007 period as compared to $1.1 million in the 2006 period. The increase in interest income was mainly due to higher cash balances available for investments in cash equivalents and marketable securities in the 2007 period as compared to the 2006 period, as well as higher interest rates in the 2007 period as compared to the 2006 period. The higher cash balances were primarily the result of additional cash and cash equivalents on hand subsequent to the May 1, 2007 closing of the Harland Acquisition and related financing transactions.

Interest Expense

Interest expense was $63.9 million in the 2007 period as compared to $33.4 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding at Harland Clarke Holdings subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of the following related to the repayment of Harland Clarke Holdings debt: $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Other Income (Expense), Net

Other income (expense), net was $0.5 million in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous income.

(Benefit) Provision for Income Taxes

The Company’s effective tax rate was a benefit of 35.7% in the 2007 period and a provision of 40.8% in the 2006 period. The change is primarily due to state and local tax.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities during the six months ended June 30, 2007 was $43.2 million compared with $56.5 million during the six months ended June 30, 2006. The decrease in net cash provided by operating activities of $13.3 million was primarily due an increase in cash flow from operations, offset by changes in working capital, primarily income and other taxes, prepaid expenses and other assets and accounts payable and accrued expenses.

The Company’s net cash used in investing activities was $1,432.9 million during the six months ended June 30, 2007 compared with $8.5 million during the six months ended June 30, 2006. The increase in cash used in investing activities was due to the Harland Acquisition.

The Company’s net cash provided by financing activities was $1,495.7 million during the six months ended June 30, 2007 compared with net cash used in financing activities of $31.5 million during the six months ended June 30, 2006. The financing activities during the six months ended June 30, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American credit agreements and pay related fees and expenses. The financing activities during the six months ended June 30, 2006 were primarily scheduled repayments of credit agreements and other borrowings and the funding of net change in cash overdrafts.

M & F Worldwide Corp. and Subsidiaries

M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $20.9 million in cash and cash equivalents and $30.0 million in marketable securities as of June 30, 2007. M & F Worldwide is considering various alternatives for the application of its cash and cash equivalents and investments on hand. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and marketable securities on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions. During the six months ended June 30, 2007, M & F Worldwide received a cash dividend payment in the amount of $1.8 million from Harland Clarke Holdings to cover certain public company related expenses. M & F Worldwide did not receive any dividends from Mafco Worldwide during the six months ended June 30, 2007.

The Company’s Consolidated Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms, which will require significant cash outlays in the future. At June 30, 2007, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 Years	4 to 5 Years	After 5 Years
Revolving credit facilities(1)(7)	$—	$—	$—	$—	$—
Senior secured term loans(2)(7)	1,877.3	19.1	56.2	110.0	1,692.0
Senior notes(3)(7)	615.0	—	—	—	615.0
Interest on long-term debt(4)(7)	1,502.3	241.4	611.7	401.3	247.9
Capital lease obligations	4.6	1.0	3.3	0.3	—
Operating lease obligations	114.5	12.5	57.6	27.5	16.9
Raw material purchase obligations	22.2	17.3	4.9	—	—
Other long-term liabilities	39.5	5.7	19.2	1.6	13.0
Upfront contract payments(5)	103.7	31.0	53.3	17.3	2.1
Other purchase obligations(6)	42.8	10.8	24.7	7.3	—
Postretirement benefit payments	9.9	1.0	3.1	2.1	3.7
Acquisition-related liabilities(8)	18.6	18.6	—	—	—
Total	$4,350.4	$358.4	$834.0	$567.4	$2,590.6

(1)	Revolving credit facilities consist of Harland Clarke Holdings’ and Mafco Worldwide’s revolving credit facilities. Harland Clarke Holdings’ $100.0 million revolving credit facility will mature on June 28, 2013. Mafco Worldwide’s $15.0 million revolving credit facility will mature on December 8, 2010. See Note 11 to the accompanying consolidated financial statements.
(2)	Harland Clarke Holdings’ $1,800.0 million senior secured term loan will mature on June 30, 2014, and Harland Clarke Holdings is required to make scheduled payments of principal in the amount of $18.0 million per year in equal quarterly installments. Mafco Worldwide’s $110.0 million term loan will mature on December 8, 2011, and Mafco Worldwide is required to make scheduled payments of principal in the amount of $1.1 million per year in equal quarterly installments. See Note 11 to the accompanying consolidated financial statements.
(3)	The senior notes will mature in 2015 and include $310.0 million of Harland Clarke Holdings’ fixed rate notes and $305.0 million of Harland Clarke Holdings’ floating rate notes. See Note 11 to the accompanying consolidated financial statements.
(4)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at June 30, 2007 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level

M & F Worldwide Corp. and Subsidiaries

of borrowing under the Harland Clarke Holdings and Mafco Worldwide revolving credit facilities remain at zero, as they were on June 30, 2007, and all mandatory payments are made.
(5)	Represents unpaid amounts under existing client contracts.
(6)	Purchase obligations include amounts due under contracts with third party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.
(7)	The credit facilities and senior notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See Note 11 to the accompanying consolidated financial statements. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.
(8)	Represents amounts to be paid to certain former Harland executives under employment contracts.

At June 30, 2007, the Company had a net deferred tax liability of $498.6 million. Deferred income tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. Thus, these liabilities have not been included in the contractual obligations table.

Mafco Worldwide expects to contribute approximately $1.1 million to its defined benefit pension plans in the next twelve months.

Liquidity Assessment

The Company believes that its cash and cash equivalents, borrowings available under the Harland Clarke Holdings and Mafco Worldwide credit agreements (as further discussed in Note 11 to the Company’s consolidated financial statements included in this quarterly report) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

Harland Clarke Holdings

In addition to Harland Clarke Holdings’ normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make upfront contract payments to financial institution clients as follows:

•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2007 and 2006, Harland Clarke Holdings incurred $10.1 million and $7.5 million of capital expenditures and $0.2 million and $0.5 million of capitalized interest, respectively. Capital expenditures for the six months ended June 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Upfront Contract Payments. During the six months ended June 30, 2007 and 2006, Harland Clarke Holdings made $7.0 million and $7.9 million of upfront contract payments to its financial institution clients, respectively. Payments for the six months ended June 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland

M & F Worldwide Corp. and Subsidiaries

Clarke Holdings’ historical operations, as well as related to the Harland Acquisition. During the six months ended June 30, 2007 and 2006, Harland Clarke Holdings made $10.1 million and $1.3 million of payments for restructuring, respectively. Payments for the six months ended June 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

Harland Clarke Holdings anticipates that its future capital expenditures and upfront contract acquisition payments will be largely consistent with the combined historical levels of such payments for Harland Clarke Holdings and Harland. Harland Clarke Holdings expects that payments related to restructuring programs will increase in the next twelve months to support the achievement of planned cost savings.

Mafco Worldwide

In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

•	Capital Expenditures. During the six months ended June 30, 2007 and 2006, Mafco Worldwide incurred $0.7 million and $0.5 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Cash Flow Risks

Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond each’s respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations and future borrowings may not be available to them under their credit facilities in an amount sufficient to enable them to repay their debt or to fund their other liquidity needs. As of June 30, 2007, Harland Clarke Holdings had $89.2 million of additional availability under its revolving credit facility (after giving effect to the issuance of $10.8 million of letters of credit) and Mafco Worldwide had $13.9 million of additional availability under its revolving credit facility (after giving effect to the issuance of $1.1 million of letters of credit). See ‘‘Our subsidiaries have substantial indebtedness, which may adversely affect our ability to operate our businesses and prevent our subsidiaries from fulfilling their obligations under their respective debt agreements.’’ The Company may also use the revolving credit facilities to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.

M & F Worldwide Corp. and Subsidiaries

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At June 30, 2007, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

Unresolved Staff Comments

On April 10, 2007, the Division of Corporation Finance of the Securities and Exchange Commission (the ‘‘SEC’’) sent the Company a letter informing it that the SEC had reviewed its Annual Report on Form 10-K for the year ended December 31, 2006 (the ‘‘2006 Form 10-K’’). In the letter, the SEC raised a question, as described below, with respect to the Company’s accounting and related disclosures for the contingent liabilities associated with the Company’s indirect, wholly owned subsidiary, Pneumo Abex LLC (together with its predecessors in interest, ‘‘Pneumo Abex’’), and requested that the Company either provide it with information explaining why such accounting and disclosures were correct or amend the 2006 Form 10-K. Representatives of the Company have exchanged correspondence and had a teleconference with members of the SEC staff and provided them with additional information in response to the SEC’s letter. The Company’s dialogue with members of the SEC staff is continuing.

As indicated in Note 12 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, substantially all of the contingent liabilities of Pneumo Abex, which relate primarily to various environmental and asbestos-related claims, are the financial responsibility of third parties, which are obliged to manage and incur all expenses associated with such claims. As such, the Company has not accrued any amount in respect of such claims on its consolidated balance sheet. The SEC staff has indicated, however, that it believes that a more appropriate presentation would require the Company to record on the Company’s consolidated balance sheet an estimate of the value of the contingent claims against Pneumo Abex gross of probable claims by Pneumo Abex for recoveries from third parties.

If, following the Company’s discussions with the SEC, the Company concurs with the views of the SEC staff, the Company may amend the 2006 Form 10-K to restate its consolidated balance sheet as of December 31, 2005 and December 31, 2006, as well as subsequent filings on Form 10-Q. In such event, the Company would record an estimate of the value of each contingent claim (including expected claims not yet asserted) to the extent that it can reasonably estimate such value and would record an asset in a substantially identical amount, reflecting the fact that any payment in respect of substantially all such claims would be made by a third party on Pneumo Abex’s behalf. The Company would relieve these assets and liabilities as the third parties make payments on Pneumo Abex’s behalf. Any such restatement would have no impact upon any of the Company’s previously reported consolidated statements of income or consolidated statements of cash flows, because the Company does not actually expend any amount in respect of substantially all of Pneumo Abex’s contingent claims and does not expect to do so in the future.

Forward-Looking Statements

This quarterly report on Form 10-Q for the six months ended June 30, 2007, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and

M & F Worldwide Corp. and Subsidiaries

economic conditions. When used in this quarterly report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies included in this quarterly report on Form 10-Q under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s Securities and Exchange Commission filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	the substantial indebtedness of Harland Clarke Holdings and Mafco Worldwide;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’ and Mafco Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate Harland into our business and manage future acquisitions;

•	our ability to retain our and Harland’s historical clients after the Harland Acquisition;

•	our ability to implement any or all components of our business strategy or realize all of the expected cost savings or synergies;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of our raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce out competitive advantage over some of its competitors;

M & F Worldwide Corp. and Subsidiaries

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	downturns in general economic and market conditions and reductions in information technology budgets;

•	the ability of our Harland Financial Solutions business to achieve organic growth;

•	regulations governing the Harland Financial Solutions business;

•	our ability to develop new products for our Scantron business;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on Scantron;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

M & F Worldwide Corp. and Subsidiaries

The Company encourages investors to read carefully the risk factors described in this quarterly report on Form 10-Q in the section entitled ‘‘Risk Factors’’ for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At June 30, 2007, Harland Clarke Holdings had $1,800.0 million of term loans outstanding under its credit agreement, $10.8 million of letters of credit outstanding under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. At June 30, 2007, Mafco Worldwide had $77.3 million of term loans outstanding under its credit agreement and $1.1 million of letters of credit outstanding under its revolving credit facility. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding during the six months ended June 30, 2007 would have resulted in an increase or decrease in its interest expense for the six months ended June 30, 2007 of approximately $2.9 million.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $660.0 million and a collar for Mafco Worldwide with a notional amount of $50.0 million, as further described in the notes to the financial statements included elsewhere in this quarterly report. The Harland Clarke Holdings’ derivatives swap the underlying variable rate for a fixed rate ranging from 4.992% to 5.362%. The Mafco Worldwide collar caps the underlying variable rate at 5.25% and sets a floor at 4.79%.

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2007.

Item 4. Controls and Procedures

(a)    Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)    Internal Control Over Financial Reporting. We completed the acquisition of Harland on May 1, 2007, at which time Harland became a subsidiary of the Company. We considered the acquisition material to the results of our operations, cash flows and financial position from the date of the acquisition through June 30, 2007, and believe that the internal controls and procedures of Harland have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Harland into our internal control over financial reporting. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the ‘‘Act’’) and the applicable rules and regulations under such Act to include Harland. The Company will report on its assessment of its combined operations within the

M & F Worldwide Corp. and Subsidiaries

time period provided by the Act and the applicable Securities and Exchange Commission rules, regulations and interpretations concerning business combinations.

Except as described above, there were no changes in the registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

M & F Worldwide Corp. and Subsidiaries

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There was no material development in legal proceedings during the six months ended June 30, 2007.

Item 1A.    Risk Factors

M & F Worldwide’s holding company structure could limit its ability to pay its expenses and dividends on its common stock.

M & F Worldwide is a holding company whose only material assets are the stock of its subsidiaries, approximately $20.9 million in cash and cash equivalents and $30.0 million in marketable securities as of June 30, 2007. M & F Worldwide conducts all of its operations through its operating subsidiaries. M & F Worldwide’s ability to pay its expenses and dividends on its common stock depends on its cash and cash equivalents and marketable securities on hand and on the payment of dividends and tax sharing payments to it by Harland Clarke Holdings and Mafco Worldwide. Payments to M & F Worldwide by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and whether they meet the criteria to make dividend payments under the instruments governing their indebtedness.

Risks Related to Our Substantial Indebtedness

Our subsidiaries have substantial indebtedness, which may adversely affect our ability to operate our businesses and prevent our subsidiaries from fulfilling their obligations under their respective debt agreements.

As of June 30, 2007, Harland Clarke Holdings had total indebtedness of $2,419.7 million (including $4.7 million of capital lease obligations and other indebtedness), and $89.2 million of additional availability under the Harland Clarke Holdings revolving credit facility (after giving effect to the issuance of $10.8 million of letters of credit). As of June 30, 2007, Mafco Worldwide had total indebtedness of approximately $77.3 million, and $13.9 million of additional availability under the Mafco Worldwide revolving credit facility (after giving effect to the issuance of $1.1 million of letters of credit). In addition, under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of Harland Clarke Holdings’ senior secured credit facilities and notes allow it to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

•	make it more difficult for our subsidiaries to satisfy their obligations with respect to their indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; and

•	limit our ability to borrow additional funds.

MacAndrews & Forbes Holdings Inc. has advised the Company that it has pledged shares of M & F Worldwide common stock to secure obligations and that additional shares of M & F Worldwide common stock may from time to time be pledged to secure obligations of MacAndrews & Forbes

M & F Worldwide Corp. and Subsidiaries

Holdings Inc. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of common stock. A foreclosure upon any such shares of common stock or dispositions of shares of common stock could, in a sufficient amount, constitute a ‘‘change of control’’ as defined under Mafco Worldwide’s financing agreements, which would permit Mafco Worldwide’s lenders to accelerate amounts outstanding under such indebtedness.

Harland Clarke Holdings’ and Mafco Worldwide’s ability to make payments on their indebtedness depends on their ability to generate sufficient cash in the future.

Harland Clarke Holdings’ and Mafco Worldwide’s ability to make payments on their respective indebtedness and to fund planned capital expenditures will depend on their ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

Harland Clarke Holdings is required to make scheduled payments of principal on its senior secured term loan in the amount of $18.0 million per year in equal quarterly installments. In addition, Harland Clarke Holdings’ term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed under that facility, beginning in 2009 with respect to 2008. Harland Clarke Holdings is required to repay its senior secured term loan in full in 2014 and is required to repay its senior notes in 2015. Harland Clarke Holdings’ revolving credit facility will mature in 2013.

Mafco Worldwide is required to make scheduled payments of principal on its senior secured term loan in the amount of $1.1 million per year in equal quarterly installments. In addition, Mafco Worldwide’s term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed under that facility. Mafco Worldwide is required to repay its senior secured term loan in full in December 2011. Mafco Worldwide’s revolving credit facility will mature in 2010.

Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations and future borrowings may not be available to them under their respective credit facilities in an amount sufficient to enable Harland Clarke Holdings or Mafco Worldwide to repay their debt or to fund their other liquidity needs. If Harland Clarke Holdings’ or Mafco Worldwide’s future cash flow from operations and other capital resources is insufficient to pay their obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of Harland Clarke Holdings’ and Mafco Worldwide’s existing and future indebtedness may limit their respective ability to pursue any of these alternatives.

Despite the Company’s subsidiaries’ current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more debt. Additional indebtedness could exacerbate the risks associated with our substantial leverage.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of Harland Clarke Holdings’ senior secured credit facilities, the indenture governing Harland Clarke Holdings’ senior notes and the terms of Mafco Worldwide’s credit facilities do not fully prohibit Harland Clarke Holdings or Mafco Worldwide from doing so. In addition, as of June 30, 2007, there was $89.2 million of additional availability under Harland Clarke Holdings’ $100.0 million revolving credit facility (after giving effect to the issuance of $10.8 million of letters of credit) and $13.9 million of additional availability under Mafco Worldwide’s $15.0 million revolving credit facility (after giving effect to the issuance of $1.1 million of letters of credit). Under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness under its senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of Harland Clarke Holdings’ senior secured credit facilities

M & F Worldwide Corp. and Subsidiaries

and senior notes allow Harland Clarke Holdings to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Covenant restrictions under the Company’s subsidiaries’ indebtedness may limit each subsidiary’s ability to operate its respective business.

The indenture governing Harland Clarke Holdings’ senior notes and the agreements governing Harland Clarke Holdings’ and Mafco Worldwide’s respective senior secured credit facilities contain, among other things, covenants that restrict Harland Clarke Holdings’, Mafco Worldwide’s and their respective subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indenture governing the Harland Clarke Holdings senior notes restrict, among other things, Harland Clarke Holdings’ and its subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;

•	make certain investments;

•	make restricted payments;

•	pay certain dividends or make other distributions;

•	incur liens;

•	enter into transactions with affiliates; and

•	merge or consolidate or transfer and sell assets.

Harland Clarke Holdings’ and Mafco Worldwide’s senior secured credit facilities contain customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, investments, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions.

In addition, Harland Clarke Holdings’ and Mafco Worldwide’s respective credit facilities contain covenants requiring them to maintain financial ratios, including, with respect to Harland Clarke Holdings, a maximum total consolidated leverage ratio for the benefit of the lenders under its revolving credit facility only and with respect to Mafco Worldwide, a maximum total debt ratio and a minimum consolidated interest expense ratio. These restrictions may limit Harland Clarke Holdings’ and Mafco Worldwide’s ability to operate their respective businesses and may prohibit or limit their ability to enhance their operations or take advantage of potential business opportunities as they arise.

Risks Related to Our Business

We may not be able to integrate successfully Harland’s business, and we may not be able to achieve the cost savings or synergies we currently expect, which could have a material and adverse effect on our business, prospects, results of operations and financial condition.

Although each of Clarke American and Harland had acquired businesses in the past, we may not be able to integrate successfully Harland’s business. The process of integrating acquired businesses involves numerous risks, including, among others:

•	difficulties in assimilating operations and products;

•	diversion of management’s attention from other business concerns to focus on new businesses and integration issues;

•	risks of operating businesses in which we have limited or no direct prior experience;

•	potential loss of our key employees or of those of the acquired businesses;

•	potential exposure to unknown liabilities; and

•	possible loss of our clients or of those of the acquired businesses.

M & F Worldwide Corp. and Subsidiaries

In addition, it may cost more than we have anticipated to achieve synergies, and we may not be able to achieve the expected cost savings and synergies to the degree or at the times we currently expect.

The acquisition of Harland has also greatly increased the size of our company, and we may be unable to manage the increase in scale successfully. The failure to manage the increase in scale successfully could have a material and adverse effect on our business, prospects, results of operations and financial condition.

We may not be able to retain all of Clarke American’s and Harland’s historical clients after the Harland Acquisition, which may have a material, adverse effect on our business prospects, results of operations and financial condition.

For various reasons, our clients may not remain as our clients following the completion of the Harland Acquisition. A number of our Harland Clarke segment’s historical contracts are terminable upon short notice or at will. Furthermore, change of control, non-competition and other provisions in certain of our contracts may give clients the right to terminate those contracts as a result of the Harland Acquisition. The loss of a significant number of clients as a result of the Harland Acquisition may have a material, adverse effect on our business prospects, results of operations and financial condition.

Account data breaches involving stored client data or misuse of such data could adversely affect our reputation, revenues, profits and growth.

We, our clients, and other third parties store customer account information relating to our Harland Clarke segment’s checks. In addition, a number of clients use our Harland Financial Solutions products and Scantron products to store and manage sensitive customer and student information. Any breach of the systems on which sensitive customer data and account information are stored or archived and any misuse by our own employees, by employees of data archiving services or by other unauthorized users of such data could lead to fraudulent activity involving our clients and our financial institution clients’ customers’ information and/or funds, damage the reputation of our brands and result in claims against us. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and could have a material adverse impact on our transaction volumes, revenue and future growth prospects. In addition, such breaches could adversely affect our financial institution clients’ perception as to our reliability, and could lead to the termination of client contracts.

Legislation and contracts relating to protection of personal data could limit or harm our future business.

We are subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as ‘‘non-public personal information.’’ Examples include the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. We are also subject to additional requirements in many of our contracts with financial institution clients, which are often more restrictive than the regulations. These laws, regulations and agreements require us to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter. The laws, regulations, and agreements limit our ability to use or disclose non-public personal information for other than the purposes originally intended.

Where not preempted by the provisions of the Gramm-Leach-Bliley Act, states may enact legislation or regulations that are more restrictive on our use of data. In addition, more restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states and could have a negative impact on our business, results of operations or prospects. Additionally, future contracts may impose even more stringent requirements on us which could increase our operating costs, as well as interfere with the cost savings we are trying to achieve.

M & F Worldwide Corp. and Subsidiaries

The financial services sector is also subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain operations of our Harland Clarke and Harland Financial Solutions segments are examined by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, among other agencies, to confirm our ability to maintain data security. These agencies regulate and audit services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Adverse audit findings could impact our ability to continue to render services or require investment in corrective measures. Moreover, current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively impact the operations of our Harland Clarke or Harland Financial Solutions segments or limit their future growth.

The use of our Scantron products to store and manage student and other educational data may be subject to The Family Education Rights and Privacy Act of 1974, commonly known as FERPA, which is a federal law that protects the privacy of student education records in connection with its web-based assessment services. Many states have enacted similar laws to protect the privacy of student data. The operation of websites by Scantron that are accessed by children under the age of 13 is subject to the Children’s Online Privacy Protection Act of 1998, commonly known as COPPA. The collection of patient data through Scantron’s survey services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. Scantron is also subject to the Gramm-Leach-Bliley Act.

New laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. As an example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and decrease the demand for our products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

We may experience processing errors or software defects that could harm our business and reputation.

We use sophisticated software and computing systems to process check orders for clients of our Harland Clarke segment and in the Harland Financial Solutions and Scantron businesses. We may experience difficulties in installing or integrating our technologies on platforms used by our clients. Furthermore, certain financial institution clients of our Harland Clarke segment have integrated certain components of their systems with ours, permitting our operators to effect certain operations directly into our financial institution clients’ customers’ accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

•	loss of clients;

•	additional development costs;

•	diversion of technical and other resources;

•	negative publicity; or

•	exposure to liability claims.

We may not successfully implement any or all components of our business strategy or realize all of our expected cost savings, which could reduce our revenues and profitability.

The primary components of our business strategy for the businesses operated by Harland Clarke Holdings are to cross-sell between business segments, capitalize on complementary offerings across the client base of our Harland Clarke segment, cross-sell software products into our combined client base, continue focusing on software-enabled testing and assessment products while expanding the offering of survey services to financial institutions, and continue to reduce costs and generate strong cash flow.

M & F Worldwide Corp. and Subsidiaries

We may not be able to fully implement any or all components of our business strategy or realize, in whole or in part or within the timeframes anticipated, the efficiency improvements or expected cost savings from this strategy. Our strategy is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Additionally, our business strategy may change from time to time. As a result, we may not be able to achieve our expected results of operations.

We may be unable to protect our rights in intellectual property, and third party infringement or misappropriation may materially adversely affect our profitability.

We rely on a combination of measures to protect our intellectual property, among them, registering trademarks and copyrights, patenting inventions, implementing procedures that afford trade secret status and protection to our proprietary information, such as entering into third party non-disclosure and intellectual property assignment agreements, and maintaining our intellectual property by entering into licenses that grant only limited rights to third parties. We may be required to spend significant resources to protect, monitor and police our trade secrets, proprietary know-how trademarks and other intellectual property rights. Despite our efforts to protect our intellectual property, third parties or licensees may infringe or misappropriate our intellectual property. The confidentiality agreements that are designed to protect our trade secrets and proprietary know-how could be breached, or our trade secrets and proprietary know-how might otherwise become known by others. We may not have adequate remedies for infringement or misappropriation of our intellectual property rights or for breach of our confidentiality agreements. The loss of intellectual property protection or the inability to enforce our intellectual property rights could harm our business and ability to compete.

We may be unable to maintain our licenses to use third party intellectual property on favorable terms.

A significant portion of our revenues derives from the sale of products by our Harland Clarke segment bearing third party trademarks or designs pursuant to royalty-bearing licenses. Typically, these licenses are for a term of between two and three years, and some licenses may be terminated at the licensor’s option upon a change of control. There can be no guarantee that such licenses will be renewed or will continue to be available to us on terms that would allow us to continue to sell the licensed products profitably.

Third parties may claim we infringe on their intellectual property rights.

Third parties may assert intellectual property infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of patents for Internet related systems and business methods, which may have broad implications for participants in technology and service sectors. Claims for infringement of these patents are increasingly becoming a subject of litigation. Because some patent applications are maintained in secrecy for a period of time, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third party patent once that patent is issued. Responding to these infringement claims may require us to enter into royalty-bearing license agreements, to stop selling or to redesign affected products, services and technologies, to pay damages, and/or to satisfy indemnification commitments under agreements with our licensees. In the event that our trademarks are successfully challenged by third parties, we could be forced to rebrand our products, which could result in the loss of brand recognition. Future litigation relating to infringement claims could also result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

We are dependent upon third party providers for significant information technology needs, and an interruption of services from these providers could materially and adversely affect our operations.

We have entered into agreements with third party providers for the licensing of certain software and the provision of information technology services, including software development and support

M & F Worldwide Corp. and Subsidiaries

services, and personal computer, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services or terminates a license or service, we would be adversely affected. Although we believe that information technology services and substantially equivalent software and services are available from numerous sources, a failure to perform or a termination by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply and we may not be able to find such an alternative source on commercially reasonable terms, or at all.

We depend upon the talents and contributions of a limited number of individuals, many of whom would be difficult to replace, and the loss or interruption of their services could materially and adversely affect our business, financial condition and results of operations.

Our business is largely driven by the personal relationships of our senior management team. Despite executing employment agreements with certain members of our senior management team, these individuals may discontinue service with us and we may not be able to find individuals to replace them at the same cost to us or at all. We have not obtained key person insurance for any member of our senior management team. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.

We face uncertainty with respect to future acquisitions, and unsuitable or unsuccessful acquisitions could materially and adversely affect our business, prospects, results of operations and financial condition.

We have acquired complementary businesses in the past, and we may pursue acquisitions of complementary businesses in the future. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether future acquisitions, even if completed, will be successful. Future acquisitions by us could result in the incurrence of contingent liabilities, debt or amortization expenses relating to intangible assets which could materially adversely affect our business, results of operations and financial condition. Moreover, the success of any past or future acquisition will depend upon our ability to integrate effectively the acquired businesses.

We also cannot predict whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent or whether cost savings and synergies we expect at the time of the acquisition can be realized once the acquisition has been completed. Furthermore, if we incur additional indebtedness to finance an acquisition, we cannot predict whether the acquired business will be able to generate sufficient cash flow to service that additional indebtedness.

Unsuitable or unsuccessful acquisitions could therefore have a material and adverse effect on our business, prospects, financial condition and results of operations.

We may be subject to sales and other taxes, which could have adverse effects on our business.

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in remote or online commerce. Several U.S. states have taken various initiatives to prompt retailers to collect local and state sales taxes on purchases made over the Internet. Furthermore, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations of these businesses in states where they do not currently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.

We may be subject to environmental risks, and liabilities for environmental compliance or cleanup could have a material, adverse effect on our profitability.

Our operations are subject to many existing and proposed federal, state, local and foreign laws and regulations pertaining to pollution and protection of human health and the environment, the

M & F Worldwide Corp. and Subsidiaries

violation of which can result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to air emissions; wastewater discharges; occupational safety and health; the generation, handling, treatment, remediation, use, storage, transport, release, and exposure to hazardous substances and wastes. Under certain of these laws and regulations, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. In addition, environmental laws and regulations, and interpretation or enforcement thereof, are constantly evolving and any such changes could impact the business, financial condition or results of operations. Enforcement of these laws and regulations may require the expenditure of material amounts for environmental compliance or cleanup.

The operations of our Harland Clarke segment use hazardous materials in the printing process and generate wastewater and air emissions. Some of our historic check and form printing operations at current and former facilities used hazardous materials in greater quantities. In some instances, we have sold these facilities and agreed to indemnify the buyer of the facility for certain environmental liabilities. We may also be subject to liability under environmental laws and regulations for environmental conditions at our current or former facilities or in connection with the disposal of waste generated at these facilities. Although we are not aware of any fact or circumstance which would require the expenditure of material amounts for environmental compliance or cleanup, if environmental liabilities are discovered at our current or former facilities or at locations where our wastes were disposed, we could be required to spend material amounts for environmental compliance or cleanup.

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any environmental site due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by us.

Our principal stockholder has significant influence over us.

MacAndrews & Forbes Holdings Inc. is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes Holdings Inc., beneficially owned, as of June 30, 2007, approximately 38.4% of our outstanding common stock. In addition, two of our directors, as well as our senior executives, are affiliated with MacAndrews & Forbes Holdings Inc. As a result, MacAndrews & Forbes Holdings Inc. and its sole stockholder possess significant influence over our business decisions.

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic and other bill paying services, home banking applications and Internet based payment services. According to Global Concepts, Inc., an independent consulting firm hired by the Federal Reserve to analyze check writing patterns, the number of checks written has declined at a compound annual rate of approximately 4.0% from 2000 to 2003 and is forecast to decline at a compound annual rate of approximately 3.7% from 2004 to 2009.

M & F Worldwide Corp. and Subsidiaries

The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2006, on a pro forma basis, financial institutions accounted for approximately 82% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2006, on a pro forma basis, the top 20 clients of our Harland Clarke segment represented approximately 42% of its revenues, with sales to Bank of America representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or ‘‘for cause.’’ A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients, could have a material adverse effect on our revenues and profitability.

Our financial results can also be adversely affected by the business practices and actions of our large clients in a number of ways, including timing, size and mix of product orders and supply chain management. Several contracts with our significant clients expire over the next several years. We may not be able to renew them on terms favorable to us, or at all. The loss of one or more of these clients or a shift in the demand by, distribution methods of, pricing to, or terms of sale to, one or more of these clients could materially adversely affect us. The write-off of any significant receivable due from delays in payment or return of products by any of our significant clients could also adversely impact our revenues and profitability.

We face intense competition and pricing pressures in certain areas of our business, which could result in lower revenues, higher costs and lower profitability.

The check printing industry is intensely competitive. In addition to competition from alternative payment methods, we also face considerable competition from other check printers and other similar providers of printed products. The principal factors on which we compete are service, convenience, quality, product range and price. We may not be able to compete effectively against current and future competitors, which could result in lower revenues, higher costs and lower profitability.

M & F Worldwide Corp. and Subsidiaries

Interruptions or adverse changes in our vendor or supplier relationships or delivery services could have a material adverse effect on our business.

We have strong relationships with many of the country’s largest paper mills and ink suppliers. These relationships afford us certain purchasing advantages, including stable supply and favorable pricing arrangements. Our supplier arrangements are by purchase order and terminable at will at the option of either party. While we have been able to obtain sufficient paper supplies during recent paper shortages and otherwise, in part through purchases from foreign suppliers, we are subject to the risk that we will be unable to purchase sufficient quantities of paper to meet our production requirements during times of tight supply. An interruption in our relationship with service providers for our digital printers could compromise our ability to fulfill pending orders for checks and related products. Any interruption in supplies or service from these or other vendors or suppliers or delivery services could result in a disruption to our business if we are unable to readily find alternative service providers at comparable rates.

Increased production and delivery costs, such as fluctuations in paper costs, could materially adversely affect our profitability.

Increases in production costs such as paper and labor could adversely affect our profitability, our business, our financial condition and results of operations. For example, the principal raw material used by our Harland Clarke segment is paper. Any significant increase in paper prices as a result of a short supply or otherwise would adversely affect our costs. In addition, disruptions in parcel deliveries or increases in delivery rates, which are often tied to fuel prices, could also increase our costs. Our contracts with clients in our Harland Clarke segment may contain certain restrictions on our ability to pass on to clients increased production costs or price increases. In addition, competitive pressures in the check industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and services.

Softness in direct mail response rates could have an adverse impact on our operating results.

The direct to consumer business of our Harland Clarke segment has experienced declines in response and retention rates related to direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers, and the multi-box promotional strategies employed by us and our competitors. To offset these factors, we may have to modify and/or increase its marketing efforts, which could result in increased expense.

The profitability of the direct to consumer business of our Harland Clarke segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising. Suitable advertising media may not be available at a reasonable cost, or available at all. Furthermore, the advertising we utilize may not be effective. Competitive pricing pressure may inhibit our ability to reflect any of these increased costs in the prices of our products. We may not be able to sustain our current levels of profitability as a result.

Risks Related to our Harland Financial Solutions and Scantron Businesses

If we fail to continually improve our Harland Financial Solutions and Scantron products, effectively manage our product offerings and introduce new products and service offerings, our competitive position could erode and our business may suffer.

The markets for our Harland Financial Solutions and Scantron products are characterized by technological change, evolving industry standards, changes in client requirements and frequent new product introductions and enhancements. The markets for providing technological solutions to financial institutions, educational organizations and other enterprises have been and continue to be intensely competitive, which requires that we continually improve our existing products and create new products while at the same time controlling our costs. We face intense competition from a

M & F Worldwide Corp. and Subsidiaries

number of national, regional and local providers of software, some of whom may have greater financial and other resources than we have, greater familiarity with our prospective clients than we do, or the ability to offer more attractive products and services than we do. Our future success will depend in part upon our ability to:

•    continue to enhance and expand existing Harland Financial Solutions and Scantron products and services;

•    make Harland Financial Solutions and Scantron products compatible with future and existing operating systems and applications that achieve popularity within the business application marketplace, including current and future versions of Windows, Unix and IBM iSeries;

•    enter new markets; and

•    develop and introduce new products and new services that satisfy increasingly sophisticated client requirements, keep pace with technological and regulatory developments, provide client value and be accepted in the market.

We may not successfully anticipate and develop product enhancements or new products and services to adequately address changing technologies and client requirements. Any such products, solutions or services may not be successful in the marketplace or may not generate expected revenues or cash flow, and the business and results of operations of our Harland Financial Solutions and Scantron businesses may be materially and adversely affected as a result.

The revenues, cash flows and results of operations of our Harland Financial Solutions business may be reduced if we need to lower prices or offer other favorable terms on our products and services to meet competitive pressures in the software industry.

The market for providing technological solutions to financial institutions has been and continues to be intensely competitive. Some of our competitors have advantages over Harland Financial Solutions due to their significant worldwide presence, longer operating and product development history, larger installed client base, and substantially greater financial, technical and marketing resources. In response to competition, Harland Financial Solutions has been required in the past, and may be required in the future, to furnish additional discounts to clients, otherwise modify pricing practices or offer more favorable payment terms or more favorable contractual implementation terms. These developments have and may increasingly negatively impact the revenues, cash flows and results of operations of the Harland Financial Solutions business.

Consolidation among financial institutions may adversely affect our relationships with Harland Financial Solutions clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2006, on a pro forma basis, financial institutions accounted for approximately 88% of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

M & F Worldwide Corp. and Subsidiaries

Downturns in general economic and market conditions and reductions in information technology budgets could cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients. Such reductions could result in delays or cancellations of client purchases and could have a material adverse effect on our business, financial position, results of operations and cash flows. Prolonged economic slowdowns may result in clients requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts.

As our software offerings increase in number, scope and complexity, our need to prevent any undetected errors and to correct any identified errors may increase our costs, slow the introduction of new products and we may become subject to warranty or product liability claims which could be costly to resolve and result in negative publicity.

Although our Harland Financial Solutions and Scantron businesses test each of their new products and product enhancement releases and evaluate and test the products obtained through acquisition before introducing them to the market, significant errors may be found in existing or future releases of our software products, with the possible result that significant resources and expenditures may be required in order to correct such errors or otherwise satisfy client demands. In addition, defects in our products or difficulty integrating our products with our clients’ systems could result in delayed or lost revenues, warranty or other claims against us by clients or third parties, adverse client reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Errors, defects or other performance problems of our products could result in harm or damage to our clients and expose us to liability, which may adversely affect our business and operating results.

Because our clients may use our products for mission critical applications, errors, defects or other performance problems may cause financial or other damages to our clients and result in claims for substantial damages against us, regardless of our responsibility for such errors, defects or other performance problems. For example, Harland Financial Solutions has been brought into actions challenging certain provisions in Harland Financial Solutions’ lending products. In addition, there is a risk that Harland Financial Solutions clients use Harland Financial Solutions products that may not be up-to-date with regulations or market practice.

The terms of our contracts with our clients are generally designed to limit our liability for errors, defects or other performance problems and damages relating to such errors, defects or other performance problems, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Our current liability insurance coverage may not continue to be available on acceptable terms and insurers may deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, even if we succeed in the litigation, we are likely to incur additional costs and our management’s attention might be diverted from our normal operations.

Failure to hire and retain a sufficient number of qualified IT professionals could have a material adverse effect on our business, results of operations and financial condition.

Our business of delivering professional IT services is labor intensive, and, accordingly, our success depends upon our ability to attract, develop, motivate, retain and effectively utilize highly skilled IT

M & F Worldwide Corp. and Subsidiaries

professionals. We believe that there is a growing shortage of, and significant competition for, IT professionals in the United States who possess the technical skills and experience necessary to deliver our services, and that such IT professionals are likely to remain a limited resource for the foreseeable future. We believe that, as a result of these factors, we operate within an industry that experiences a significant rate of annual turnover of IT personnel. Our business plans are based on hiring and training a significant number of additional IT professionals each year to meet anticipated turnover and increased staffing needs. Our ability to maintain and renew existing engagements and to obtain new business depends, in large part, on our ability to hire and retain qualified IT professionals. We may not be able to recruit and train a sufficient number of qualified IT professionals, and we may not be successful in retaining current or future employees. Increased hiring by technology companies and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which we operate and hire. Failure to hire and train or retain qualified IT professionals in sufficient numbers could have a material adverse effect on our business, results of operations and financial condition.

We may not receive significant revenues from our current research and development efforts.

Developing and localizing software is expensive, and the investment in product development may involve a long payback cycle. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position, but future revenues from these investments are not fully predictable. Therefore, we may not realize any benefits from our research and development efforts in a timely fashion or at all.

Our Harland Financial Solutions business provides services to clients which are subject to government regulations that could constrain its operations.

The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Harland Financial Solutions operations are examined by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively impact our current Harland Financial Solutions’ operations or limit our future growth.

We may not be able to successfully develop new products and services for our Scantron business, and those products and services may not receive widespread acceptance. As a result, the business, prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

The data collection and educational testing industry has also changed significantly during recent years due to technological advances and regulatory changes, including the No Child Left Behind Act of 2002, and we need to successfully develop new products and solutions in our Scantron business to respond to those changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new testing methods and technologies depends on the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates and competition, all of which could have a negative impact on our business. If we are not able to adopt new electronic data collection solutions at a rate that keeps pace with other technological advances, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

Budget deficits may reduce funding available for Scantron products and services and have a negative impact on our revenue.

Our Scantron business derives a significant portion of its revenues from public schools and colleges, which are heavily dependent on local, state and federal governments for financial support.

M & F Worldwide Corp. and Subsidiaries

Government budget deficits may negatively impact the availability of funding for Scantron products. Budget deficits experienced by schools or colleges may also cause those institutions to react negatively to future price increases for Scantron products. If budget deficits significantly reduce funding available for Scantron products and services, our revenue could be negatively impacted.

If we are not able to obtain paper and other supplies at acceptable quantities and prices, our revenue could be negatively impacted.

Our Scantron business purchases a majority of its paper from one supplier. Scantron purchases scanner components from equipment manufacturers, supply firms and others. Scantron may not be able to purchase those supplies in adequate quantities or at acceptable prices. If Scantron is forced to obtain paper and other supplies at higher prices or lower quantities, our revenue could be negatively impacted.

Risks Related to Mafco Worldwide’s Business and Industry

Mafco Worldwide’s business is heavily dependent on sales to the worldwide tobacco industry, and negative developments and trends within the tobacco industry could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

For the six months ended June 30, 2007 approximately 66% of Mafco Worldwide’s licorice sales and 6% of the Company’s consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Negative developments and trends within the tobacco industry, such as those described below, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

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

M & F Worldwide Corp. and Subsidiaries

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

M & F Worldwide Corp. and Subsidiaries

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

For the six months ended June 30, 2007, Mafco Worldwide’s ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 66% of its net revenues, with sales to Altria Group Inc. representing a significant portion of such net revenues. If Altria Group Inc. or any other of Mafco Worldwide’s significant customers were to stop purchasing licorice products from Mafco Worldwide, it would have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

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

Mafco Worldwide is dependent on its relationships with suppliers of licorice root. Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. Most of the licorice root Mafco Worldwide processes originates in Afghanistan, Pakistan, Iraq, Azerbaijan, Uzbekistan and Turkmenistan. During the six months ended June 30, 2007, one of Mafco Worldwide’s suppliers of licorice root supplied approximately 37% of its total root purchases. Mafco Worldwide also purchases licorice extracts and licorice derivatives from its joint venture facilities in China. During the six months ended June 30, 2007, Mafco Worldwide’s purchases of intermediate extracts and licorice derivatives from its joint venture facilities in China represented approximately 77% of Mafco Worldwide’s total purchases of these products. If any material licorice root supplier or any other material supplier modifies its relationship with Mafco

M & F Worldwide Corp. and Subsidiaries

Worldwide or if Mafco Worldwide was not able to purchase intermediate extracts and derivatives from its joint venture facilities in China, such a loss, reduction or modification could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Most of the licorice root Mafco Worldwide processes originates in Afghanistan, Pakistan, Azerbaijan, Uzbekistan, and Turkmenistan. Producers of intermediary licorice extract are located primarily in the People’s Republic of China, Iraq and Central Asia. A significant source of Mafco Worldwide’s licorice derivatives is located in the People’s Republic of China. These countries and regions have, from time to time, been subject to political instability, corruption and violence. Economic, climatic or political instability in these countries and regions could result in reduced supply, material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import or export quotas, embargos, sanctions, significant raw material price increases or exposure to liability under the Foreign Corrupt Practices Act and could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition. Furthermore, military action in Iraq and Afghanistan, increasing military tension involving Pakistan, as well as the terrorist attacks of September 11, 2001 and subsequent threats of terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the countries and regions from which Mafco Worldwide’s raw materials originate. Acts of terrorism and threats of armed conflicts in or around these countries and regions could adversely affect Mafco Worldwide’s business, results of operations and financial condition in ways the Company cannot predict at this time.

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

M & F Worldwide Corp. and Subsidiaries

Mafco Worldwide’s business is exposed to domestic and foreign currency fluctuations and changes in interest rates.

Mafco Worldwide’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 18.5% of Mafco Worldwide’s sales were from international operations for the six months ended June 30, 2007. Mafco Worldwide’s primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro. Changes in currency exchange rates could also affect the relative prices at which Mafco Worldwide and its foreign competitors sell products in the same market. Adverse foreign currency fluctuations could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide is also exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to debt outstanding during the six months ended June 30, 2007 would result in an increase to interest expense of approximately $0.4 million per year. Adverse interest rate changes could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

M & F Worldwide Corp. and Subsidiaries

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

Risks Relating to the Company’s Contingent Claims

The failure of Pneumo Abex’s claims managers, guarantor, indemnitors and insurers to pay their obligations timely and substantially in full could have a material adverse effect on the Company.

Pneumo Abex has no operating business or regular source of revenue and is therefore dependent on its claims managers, guarantor, indemnitors and insurers for payment of obligations arising out of the defense and resolution of third-party claims asserted against it. Based upon these third parties’ active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery, the Company believes that the likelihood of the covering parties failing to satisfy the obligations associated with these matters is remote, although there can be no assurance. Even if there should be a material failure to satisfy these obligations, there should be no material effect on the Company as a whole because Pneumo Abex is an immaterial part of the overall Company. In that circumstance, however, third-party claimants may attempt to seek redress from the other units of the Company. While such attempts should fail, the Company can give no assurance in that regard.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

There was no event of default upon senior securities during the six months ended June 30, 2007.

M & F Worldwide Corp. and Subsidiaries

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on May 17, 2007.

(b)	Item not required to be presented.

(c)	At the Annual Meeting of Stockholders, the following matters were voted upon: (i) the election of four individuals to the Board of Directors of the Company and (ii) the approval of certain bonus arrangements for Stephen G. Taub for purposes of allowing such compensation to be deductible under 162(m) of the Internal Revenue Code of 1986. The results of the voting on matters presented at the Company’s Annual Meeting of Stockholders were as follows:

Description Election of Directors:	Votes For	Votes Withheld
Ronald O. Perelman	17,868,334	27,643
Martha L. Byorum	17,878,714	17,263
Theo Folz	16,822,736	1,073,241
Bruce Slovin	17,807,206	88,771

There were no abstentions or broker non-votes on the election of the Directors.

Description
	Votes For	Votes Against	Abstentions	Broker Non-Votes
Approval of bonus arrangements for Stephen G. Taub for 162 (m) purposes	12,355,052	275,851	11,174	5,253,900

Item 5.    Other Information

No additional information need be presented.

Item 6.    Exhibits

10.1	Employment Agreement, dated as of May 29, 2007, by and among Harland Clarke Holdings Corp., Harland Clarke Corp. and Charles Dawson (incorporated by reference to Exhibit 10.1 of M & F Worldwide Corp.’s Current Report on Form 8-K dated June 1, 2007).

10.2	Employment Agreement, dated as of May 29, 2007, by and among Harland Clarke Holdings Corp., Harland Financial Solutions, Inc. and John O’Malley (incorporated by reference to Exhibit 10.2 of M & F Worldwide Corp.’s Current Report on Form 8-K dated June 1, 2007).

10.3	Employment Agreement, dated as of May 29, 2007, by and among Harland Clarke Holdings Corp., Scantron Corporation and Jeffrey Heggedahl (incorporated by reference to Exhibit 10.3 of M & F Worldwide Corp.’s Current Report on Form 8-K dated June 1, 2007).

31.1	Certification of Howard Gittis, Chief Executive Officer, dated August 9, 2007.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 9, 2007.

32.1	Certification of Howard Gittis, Chief Executive Officer, dated August 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: August 9, 2007	By:	/s/ Paul G. Savas
Paul G. Savas Executive Vice President, Chief Financial Officer and Principal Financial Officer
Date: August 9, 2007	By:	/s/ Alison M. Horowitz
Alison M. Horowitz Principal Accounting Officer