Form 10-Q
period 2007-09-30
M & F WORLDWIDE CORP
filed 2007-11-09
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
or

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
Yes     No

As of September 30, 2007, there were 21,331,270 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 750,000 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

m & f worldwide corp.
    Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$218.7	$63.4
Accounts receivable (net of allowances of $0.5 and $0.1)	126.7	29.6
Inventories	94.8	75.5
Investments	40.0	30.0
Income taxes receivable	42.1	0.5
Deferred tax assets	31.3	4.7
Prepaid expenses and other current assets	44.5	15.9
Total current assets	598.1	219.6
Property, plant and equipment	304.3	157.8
Less accumulated depreciation	(92.3)	(51.7)
Property, plant and equipment, net	212.0	106.1
Goodwill	1,393.4	387.7
Other intangible assets, net	1,463.8	660.5
Pension asset	19.0	17.9
Upfront contract payments, net	57.5	31.1
Deferred tax assets	6.8	6.7
Other assets	66.8	32.5
Total assets	$3,817.4	$1,462.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65.9	$25.0
Deferred revenues	85.7	1.1
Current maturities of long-term debt	25.1	47.7
Accrued liabilities:
Salaries, wages and employee benefits	63.3	27.1
Income and other taxes payable	25.1	7.2
Customer incentives	24.4	8.8
Acquisition-related payments	19.5	—
Other current liabilities	49.6	13.0
Total current liabilities	358.6	129.9
Long-term debt	2,462.9	645.0
Deferred tax liabilities	532.1	264.7
Other liabilities	52.0	12.0
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,873,170 shares issued at September 30, 2007 and 22,775,270 shares issued at December 31, 2006	0.2	0.2
Additional paid-in capital	71.5	50.5
Treasury stock at cost; 2,541,900 shares at September 30, 2007 and December 31, 2006	(14.8)	(14.8)
Retained earnings	358.0	373.7
Accumulated other comprehensive (loss) income	(3.1)	0.9
Total stockholders’ equity	411.8	410.5
Total liabilities and stockholders’ equity	$3,817.4	$1,462.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product revenues, net	$391.3	$177.5	$908.2	$546.0
Service revenues, net	65.6	0.5	105.8	1.4
Total net revenues	456.9	178.0	1,014.0	547.4
Cost of products sold	240.4	108.3	555.0	329.8
Cost of services provided	33.2	0.4	58.5	1.1
Total cost of revenues	273.6	108.7	613.5	330.9
Gross profit	183.3	69.3	400.5	216.5
Selling, general and administrative expenses	111.8	39.9	251.1	122.8
Restructuring costs	2.0	1.0	4.9	1.9
Operating income	69.5	28.4	144.5	91.8
Interest income	2.9	0.7	5.8	1.8
Interest expense	(54.4)	(17.2)	(118.3)	(50.6)
Loss on early extinguishment of debt	—	—	(54.6)	—
Other income (expense), net	0.1	—	0.6	—
Income (loss) before income taxes	18.1	11.9	(22.0)	43.0
Provision (benefit) for income taxes	8.0	0.7	(6.3)	13.4
Net income (loss)	$10.1	$11.2	$(15.7)	$29.6
Earnings (loss) per common share:
Basic	$0.47	$0.56	$(0.75)	$1.50
Diluted	$0.47	$0.55	$(0.75)	$1.46

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net (loss) income	$(15.7)	$29.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	42.0	21.5
Amortization of intangible assets	46.6	21.5
Amortization of deferred financing fees and original issue discount	5.7	2.4
Loss on early extinguishment of debt	54.6	—
Restricted stock amortization	1.1	—
Deferred income taxes	(5.1)	(11.4)
Asset impairment	3.1	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(11.5)	(5.0)
Inventories	7.4	(2.9)
Prepaid expenses and other assets	(6.8)	6.0
Pension asset	(1.1)	(0.9)
Accounts payable and accrued expenses	1.1	13.0
Deferred revenue	9.8	0.1
Upfront contract payments, net	14.8	6.3
Income and other taxes	(13.3)	4.3
Other, net	0.6	0.6
Net cash provided by operating activities	133.3	85.1
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(1,423.0)	—
Purchase of Peldec assets	(14.2)	—
Purchase of Wei Feng, net of cash acquired of $0.8	0.3	—
Investments in marketable securities	(10.0)	—
Proceeds from sale of property, plant and equipment	1.2	—
Capital expenditures	(18.3)	(11.2)
Capitalized interest	(0.3)	(0.7)
Other, net	(0.5)	—
Net cash used in investing activities	(1,464.8)	(11.9)
Financing activities
Cash overdrafts	(0.1)	(13.2)
Proceeds from stock options exercised and related tax benefits	19.8	9.0
Issuance of notes	615.0	—
Redemption of notes	(175.0)	—
Borrowings on credit agreements	1,800.0	3.3
Repayments of credit agreements and other borrowings	(675.3)	(39.2)
Premiums, penalties and consent payments related to extinguishment of debt	(41.2)	—
Debt issuance cost	(56.6)	—
Net cash provided by (used in) financing activities	1,486.6	(40.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.2
Net increase in cash and cash equivalents	155.3	33.3
Cash and cash equivalents at beginning of period	63.4	52.4
Cash and cash equivalents at end of period	$218.7	$85.7
Supplemental disclosure of cash paid for:
Interest	$138.5	$44.8
Taxes (refunded) paid, net	(2.0)	17.0

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share amounts)
(unaudited)

1.	Description of the Business and Basis of Presentation

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’), formerly known as Clarke American Corp., and Mafco Worldwide Corporation (‘‘Mafco Worldwide’’). At September 30, 2007, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 37.5% of the outstanding M & F Worldwide common stock.

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

Subsequent to the acquisition of Harland, the Company reorganized its business and corporate structure along the following four business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American Corp. and Harland), Harland Financial Solutions, Scantron and Licorice Products.

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

Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company, and has no independent assets other than approximately $19.9 of cash and cash equivalents at September 30, 2007, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are minor.

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

For software that is installed and integrated by the Company or customer, license revenue is recognized upon shipment assuming functionality has already been proven and there are no significant customization services. For software that is installed, integrated and customized by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed using an input method based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates. Revenue from arrangements that are subject to substantive customer acceptance provisions are deferred until the acceptance conditions have been met.

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

Accrued Customer Incentives

The Company’s Harland Clarke segment has contractual agreements with many of its customers that provide incentives for rebates or discounts on certain products. Such rebates and discounts are recorded as reductions to revenue and as accrued liabilities. Some agreements may provide for the purchase of certain products not covered by the agreement at a discount by the customer and the cost of such products is recorded as a cost of products sold over the term of the agreement and as an accrued liability.

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

Investments

The Company has investments classified as available-for-sale securities, consisting of auction rate debt securities, U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in other income (expense), net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest earned on auction rate debt securities is included in interest income in the accompanying consolidated statement of operations ($0.8 and $2.2 during the three and nine months ended September 30, 2007, respectively, and $0.6 and $1.5 during the three and nine months ended September 30, 2006, respectively). If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary, or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the business and the Company’s intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established.

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

Upfront Contract Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized upfront contract payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $0.6 and $1.5 for the three and nine months ended September 30, 2007, respectively. The Company recorded revenue related to contract terminations of $0.3 and $0.8 for the three and nine months ended September 30, 2006, respectively.

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

The Company’s advertising expense was $4.9 and $14.0 for the three and nine months ended September 30, 2007, respectively, and $3.6 and $11.3 for the three and nine months ended September 30, 2006, respectively.

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

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $4.9 and $8.4 during the three and nine months ended September 30, 2007, respectively, and were primarily costs incurred related to the development of software. Research and development costs were not significant for the three and nine months ended September 30, 2006.

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established and prior to its availability for sale are capitalized in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.’’ Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

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

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of September 30, 2007 and December 31, 2006, the combined liabilities for self-insured workers compensation and group medical liability were $13.9 and $3.9, respectively.

Share-Based Payments

The Company accounts for its stock-based compensation plans in accordance with the provisions of SFAS No. 123(R), ‘‘Shared-Based Payment,’’ where applicable, which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). SFAS No. 123(R) also requires that excess tax benefits related to share-based payments be presented in the statements of cash flows as financing cash inflow, with corresponding operating cash outflow.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

The Company did not grant any options in 2006 or during the nine months ended September 30, 2007. All stock options were vested prior to January 1, 2006 and were exercised prior to June 30, 2007. See Note 14 regarding the issuance of restricted stock to a director in May 2007.

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

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $54.6 and $15.1 as of September 30, 2007 and December 31, 2006, respectively.

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. A portion of these costs relate to the operations acquired from Harland and have been included in purchase accounting in accordance with EITF 95-3, ‘‘Recognition of Liabilities in Connection with a Purchase Business Combination.’’ The remaining costs relate to the Company’s previously existing operations and have been accounted for in accordance with SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ Additional restructuring charges related to the Company’s previously existing operations will be incurred as the Company completes its restructuring plan.

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

3.    Acquisitions

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland, for $1,423.0 in cash. The acquisition combines complementary products and services of Harland and Clarke American Corp. to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.9 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid to Holdings for services in sourcing, analyzing, negotiating and executing the Harland Acquisition. Acquisition-related liabilities of $19.5 on the accompanying consolidated balance sheet as of September 30, 2007 represent amounts to be paid to certain former Harland executives under employment contracts.

Harland Clarke Holdings and certain of its subsidiaries borrowed the following amounts on May 1, 2007 in order to fund the purchase price for Harland, to repay debt under Harland Clarke Holdings’ previously outstanding senior secured credit facilities, to repay Harland Clarke Holdings’ previously outstanding 11.75% Senior Notes, to repay Harland’s existing indebtedness and to pay fees and expenses (see Note 11):

Harland Clarke Holdings $1,800.0 Senior Secured Term Loan	$1,800.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0
$2,415.0

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		129.0
Goodwill		995.4
Other intangible assets:
Customer relationships	$667.3
Trademarks and tradenames	114.7
Patented technology	12.2
Software	50.2
Total other intangible assets		844.4
Other assets		160.3
Total assets acquired		2,237.3
Deferred revenues		79.0
Long-term debt		229.1
Deferred tax liabilities		281.4
Other liabilities		181.9
Net assets acquired		$1,465.9

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

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities, which is subject to further refinement. The Company recorded $12.5 of severance and severance-related costs for the termination of certain Harland employees and $5.4 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with the EITF 95-3. See Note 13 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $0.1 and $4.4 were expensed during the three and nine months ended September 30, 2007, respectively).

Also as part of the application of purchase accounting, deferred revenue was decreased by $13.9 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $3.9 and $8.2 were reflected as reduced revenues during the three and nine months ended September 30, 2007, respectively). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Harland Acquisition and related financing transactions had occurred as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Harland Acquisition and related financing transactions had taken place at the beginning of each of the periods presented, nor does it purport to

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

represent results of operations for future periods.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$456.8	$434.6	$1,361.3	$1,336.9
Operating income	78.0	59.7	89.1	191.9
Net income (loss)	15.3	7.7	(86.3)	22.0
Depreciation and amortization (excluding amortization of deferred financing fees)	40.6	42.1	121.4	127.1
Basic earnings (loss) per common share	$0.72	$0.38	$(4.12)	$1.11
Diluted earnings (loss) per common share	0.72	0.37	(4.12)	1.08

In the pro forma information above, the results prior to the acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the acquisition were not adjusted for non-recurring employee retention bonuses, stock based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $0.0 and $115.9 in the three and nine months ended September 30, 2007 results above, respectively.

The pro forma information above for the three months ended September 30, 2007 includes the impact of non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.1 and $3.9, respectively.

The pro forma information above for the nine months ended September 30, 2007 includes the impact of the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.4 and $8.2, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information above for the nine months ended September 30, 2006 includes the impact of non-recurring fair value adjustments to inventory of $1.3 resulting from the application of purchase accounting as a result of the purchase of Clarke American Corp. by the Company on December 15, 2005.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($13.2 reflected in the three months ended September 30, 2007 and 2006; and $39.7 reflected in the nine months ended September 30, 2007 and 2006). These cost savings pertain to the termination of certain Harland employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Harland Financial Solutions – Assets Purchase

On August 15, 2007, the Company’s indirect wholly owned Irish subsidiary, Harland Financial Global Solutions, Inc. (‘‘HFGS Inc.’’), purchased certain intellectual property (the ‘‘Products’’) and operations related to software products developed by Peldec Decision Systems Ltd. (‘‘Peldec’’), an Israeli corporation, including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for aggregate consideration of $30.0. Harland Financial Solutions, Inc. (‘‘HFS Inc.’’), a wholly owned subsidiary of the Company, had distributed the Products since August 2005 pursuant to a reseller agreement with Peldec.

Of the total consideration of $30.0, $14.0 was paid at closing, $6.0 is due on the first anniversary of the closing date, and $5.0 is due on each of the second and third anniversaries of the closing date. The time-based payments are treated as an incentive agreement and are being recorded as compensation expense ratably over the service period. Each time-based payment is subject to forfeiture if certain key employees terminate employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the IP and Assets Purchase Agreement and related documents. A preliminary allocation of the purchase price above resulted in identified intangible assets of $7.2.

The pro forma effects on the results of operations for the Peldec assets purchase were not material and are not included in the pro forma information presented above.

Acquisition of Wei Feng Enterprises Limited

On July 2, 2007 Mafco Worldwide purchased the remaining 50% of the outstanding shares of Wei Feng Enterprises Limited (‘‘Wei Feng’’) for $1.5 ($0.5 of which was paid to the seller on July 2, 2007 and $1.0 of which will be paid to the seller upon the issuance of a specific environmental permit for Wei Feng’s Zhangjiagang, China factory), plus up to an additional $1.9 over six years based on an earnout provision. As a result of this transaction, Wei Feng became a wholly owned subsidiary of Mafco Worldwide and the Company has consolidated the accounts of Wei Feng beginning July 2, 2007. Wei Feng manufactures licorice derivatives which are sold to third-party customers and to Mafco Worldwide. Wei Feng purchases licorice extracts from Mafco Worldwide, as well as from third-party suppliers.

Mafco Worldwide had a 50% ownership in Wei Feng through July 1, 2007. The Company accounted for this investment using the equity method through July 1, 2007 and its share of earnings was $0.1 and $0.3 for the nine months ended September 30, 2007 and 2006, respectively, and was $0.0 for the three months ended September 30, 2006. Mafco Worldwide’s investment in Wei Feng was $6.4

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

on December 31, 2006 and is included in other assets in the accompanying consolidated balance sheet. Net product revenues in the accompanying consolidated statements of operations include sales to Wei Feng prior to its consolidation into the accounts of Mafco Worldwide of $2.4 during the nine months ended September 30, 2007, and $1.1 and $1.8 during the three and nine months ended September 30, 2006, respectively.

The pro forma effects on the results of operations for the Wei Feng acquisition were not material and are not included in the pro forma information presented above.

4.	Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished goods	$25.5	$22.9
Work-in-progress	7.4	5.3
Raw materials	61.9	47.3
	$94.8	$75.5
5.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the nine months ended September 30, 2007 is as follows:

Balance as of December 31, 2006	$387.7
Harland Acquisition	995.4
Peldec assets purchase	7.2
Wei Feng acquisition	2.1
Effect of exchange rate changes	1.0
Balance as of September 30, 2007	$1,393.4

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Amortized intangible assets:
Customer relationships	3-30	$1,149.3	$483.3	$67.7	$27.9
Trademarks and tradenames	5-15	11.8	11.0	1.3	0.6
Covenants not to compete	3	0.4	0.4	0.4	0.4
Software	2-10	59.3	2.0	6.0	1.0
Patented technology	4-10	12.2	—	0.5	—
		1,233.0	496.7	75.9	29.9
Indefinite lived intangible assets:
Product formulations		109.8	109.6	—	—
Trademarks and tradenames		196.9	84.1	—	—
Total other intangible assets		$1,539.7	$690.4	$75.9	$29.9

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Amortization expense was $20.8 and $46.6 for the three and nine months ended September 30, 2007, respectively, and $7.2 and $21.5 for the three and nine months ended September 30, 2006, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Harland acquisition was 17.5 years as of May 1, 2007. The weighted average amortization period for each major class of these amortizable intangible assets as of May 1, 2007 was as follows: customer relationships – 18.5 years, trademarks and tradenames – 4.7 years, software  – 7.6 years and patented technology – 9.9 years. Intangible assets acquired in the Peldec assets purchase have a weighted average amortization period of 8.5 years. Intangible assets in the Wei Feng acquisition have a weighted average amortization period of 3.0 years.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2011 is as follows:

Three months ending December 31, 2007	$21.4
Year ending December 31, 2008	90.4
Year ending December 31, 2009	87.9
Year ending December 31, 2010	85.3
Year ending December 31, 2011	79.7

During the three months ended September 30, 2007, the Company continued to experience greater revenue attrition than expected for Alcott Routon operations of the Harland Clarke segment. As a result of this as well as management’s decision to change the business model the Company assessed whether a portion of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on current expectations indicated an impairment and the intangible assets were written down to their current estimated fair value. As a result, an impairment charge of $3.1 was recorded and included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007.

6.	Business Segment Information

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along four reportable segments together with a corporate group for certain support services. The reorganization aligned the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment — Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides core processing, retail and lending solutions as well as maintenance services to financial and other institutions. This segment operates primarily in the United States, Canada, Israel and Ireland.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

•	Scantron segment — Provides data collection and testing and assessment products and services sold primarily to educational and commercial customers. This segment operates in the United States and Canada.

•	Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.

Prior period results in the tables below have been restated to conform to the business segment changes as described above. The Company has not yet completed the allocation of assets acquired from Harland to its segments. See Note 3 for additional disclosures regarding the Harland Acquisition.

Selected summarized financial information for the three months ended September 30, 2007 and 2006 was as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Licorice Products	Corporate and Other	Total
Product revenues, net:
Three months ended September 30, 2007	$331.5	$16.4	$19.3	$24.1	$—	$391.3
Three months ended September 30, 2006	154.8	—	—	22.7	—	177.5
Service revenues, net:
Three months ended September 30, 2007	$0.7	$62.3	$2.6	$—	$—	$65.6
Three months ended September 30, 2006	0.5	—	—	—	—	0.5
Intersegment revenues:
Three months ended September 30, 2007	$0.2	$0.3	$—	$—	$(0.5)	$—
Three months ended September 30, 2006	—	—	—	—	—	—
Operating income (loss):
Three months ended September 30, 2007	$55.4	$9.6	$4.7	$7.6	$(7.8)	$69.5
Three months ended September 30, 2006	22.5	—	—	7.3	(1.4)	28.4
Depreciation and amortization:
Three months ended September 30, 2007	$30.4	$5.5	$3.5	$1.0	$0.1	$40.5
Three months ended September 30, 2006	13.5	—	—	0.7	—	14.2
Capital expenditures (excluding capital leases):
Three months ended September 30, 2007	$4.0	$2.6	$0.5	$0.4	$—	$7.5
Three months ended September 30, 2006	3.5	—	—	0.2	—	3.7

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Selected summarized financial information for the nine months ended September 30, 2007 and 2006 was as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Licorice Products	Corporate and Other	Total
Products revenues, net:
Nine months ended September 30, 2007	$771.7	$30.3	$29.2	$77.0	$—	$908.2
Nine months ended September 30, 2006	473.0	—	—	73.0	—	546.0
Service revenues, net:
Nine months ended September 30, 2007	$1.3	$100.4	$4.1	$—	$—	$105.8
Nine months ended September 30, 2006	1.4	—	—	—	—	1.4
Intersegment revenues:
Nine months ended September 30, 2007	$0.3	$0.4	$—	$—	$(0.7)	$—
Nine months ended September 30, 2006	—	—	—	—	—	—
Operating income (loss):
Nine months ended September 30, 2007	$122.8	$13.5	$1.6	$26.1	$(19.5)	$144.5
Nine months ended September 30, 2006	68.6	—	—	26.7	(3.5)	91.8
Depreciation and amortization:
Nine months ended September 30, 2007	$68.8	$11.8	$6.1	$1.8	$0.1	$88.6
Nine months ended September 30, 2006	40.7	—	—	2.3	—	43.0
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2007	$12.7	$3.6	$0.9	$1.1	$—	$18.3
Nine months ended September 30, 2006	10.5	—	—	0.7	—	11.2
7.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$10.1	$11.2	$(15.7)	$29.6
Other comprehensive income (loss):
Foreign currency translation adjustments	2.2	0.5	3.4	2.4
Changes in fair value of cash flow hedging instruments, net of taxes of $4.9, $0.9, $4.7 and $0.0	(7.6)	(1.4)	(7.1)	0.1
Unrealized loss on investments, net of a negligible tax benefit	(0.1)	—	(0.2)	—
Comprehensive income (loss)	$4.6	$10.3	$(19.6)	$32.1

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

8.	Net Income (Loss) Per Share

The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	21.3	20.1	20.9	19.7
Diluted weighted average common shares outstanding	21.4	20.6	20.9	20.3

Common equivalent shares consisting of outstanding stock options and directors stock units are included in the 2006 diluted income per share calculations. Common equivalent shares consisting of directors stock units are included in the three months ended September 30, 2007 diluted income per share calculations. Directors stock units, outstanding stock options and unvested restricted stock, were not included in the nine months ended September 30, 2007 diluted loss per share calculations as their effect was anti-dilutive due to the Company’s net loss.

9.    Income and Other Taxes

The Company records any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, which may include, but is not limited to, sales, use, value added, and some excise taxes on a net basis in the accompanying consolidated statements of operations.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

Unrecognized tax benefits at January 1, 2007 and September 30, 2007 which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. At January 1, 2007 and September 30, 2007, the Company had accrued immaterial amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s federal tax returns for the 2003 through 2006 tax years remain subject to examination. Recently, the Joint Committee has concluded its review of the 2001 and 2002 tax years which had no impact on the consolidated financial statements, and the Internal Revenue Service commenced its examination for the year 2005. The Company files in numerous state jurisdictions with varying statutes of limitations. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

10.	Defined Benefit Pension and Other Postretirement Benefit Plans

Mafco Worldwide

Certain current and former employees of Mafco Worldwide are covered under various defined benefit retirement plans. Plans covering Mafco Worldwide’s salaried employees generally provide pension benefits based on years of service and compensation. Plans covering Mafco Worldwide’s union members generally provide stated benefits for each year of credited service. Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by United States income tax regulations. The Company’s contributions to its pension plans, which are based on current legal requirements, were $0.4 and $0.7 for the three and nine months ended September 30, 2007 and $0.3 and $0.5 for the three and nine months ended September 30, 2006.

Net periodic pension income for the Company’s pension plans is due to the overfunded status of certain plans and consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost – benefits earned during the period	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Interest cost on projected benefit obligations	(0.2)	(0.2)	(0.6)	(0.6)
Expected return on plan assets	0.5	0.4	1.7	1.4
Amortization of prior service cost and net loss	—	—	(0.2)	(0.2)
Net pension income	$0.2	$0.1	$0.6	$0.3

Other

As a result of the Harland Acquisition, the Company currently sponsors unfunded postretirement defined benefit plans that cover certain salaried and nonsalaried employees who were formerly employees of Harland. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired from Harland prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company currently contributes approximately 50% of the cost of providing the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory for those employees that retired from Harland by December 31, 2002.

The accrued postretirement benefit obligation as of May 1, 2007, the date of the Harland Acquisition, was $17.3. The Company expects to contribute $0.8 to the postretirement benefit plans during the period May 1, 2007 through December 31, 2007. The Company’s contributions to these postretirement plans during the period May 1, 2007 through September 30, 2007 were $0.4.

Net periodic postretirement costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest on accumulated postretirement benefit obligation	$0.2	$—	$0.4	$—
Net amortization	—	—	—	—
Net postretirement benefit cost	$0.2	$—	$0.4	$—

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

11.    Long-Term Debt

	September 30, 2007	December 31, 2006
Harland Clarke Holdings $480.0 Prior Credit Facilities, net of $1.8 unamortized original issue discount at December 31, 2006	$—	$423.2
Harland Clarke Holdings 11.75% Senior Notes due 2013	—	175.0
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	1,795.5	—
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0	—
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0	—
Mafco Worldwide $125.0 Senior Secured Credit Facilities	73.2	88.9
Capital lease obligations and other indebtedness	4.3	5.6
	2,488.0	692.7
Less: current maturities	(25.1)	(47.7)
Long-term debt, net of current maturities	$2,462.9	$645.0

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the ‘‘Credit Agreement’’).

The Credit Agreement provides for a $1,800.0 senior secured term loan (the ‘‘Term Loan’’), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the ‘‘Revolver’’) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 7.6% at September 30, 2007. As of September 30, 2007, there were no borrowings under the Revolver and there was $84.2 available for borrowing (giving effect to the issuance of $15.8 of letters of credit).

Under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement and the 2015 Senior Notes (as defined below) allow Harland Clarke Holdings to incur substantial additional debt.

Loans under the Credit Agreement bear, at Harland Clarke Holdings’ option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

•	a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.

The Credit Agreement has a commitment fee for the unused portion of the Revolver and for issued letters of credit of 0.50% and 2.88%, respectively. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratios.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Harland Clarke Holdings and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-borrowers under the Credit Agreement.  In addition, Harland Clarke Holdings’ direct parent, CA Acquisition Holdings, Inc., is a guarantor under the Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of Harland Clarke Holdings’, each of the co-borrowers’ and the guarantors’ tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires Harland Clarke Holdings to maintain a maximum consolidated secured leverage ratio for the benefit of lenders under the Revolver only. Harland Clarke Holdings has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and Harland Clarke Holdings may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. Harland Clarke Holdings is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing with the fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

The Credit Agreement also contains certain customary affirmative covenants and events of default. Such events of default include, but are not limited to: non-payment of amounts when due; violation of covenants; material inaccuracy of representations and warranties; cross default and cross acceleration with respect to other material debt; bankruptcy and other insolvency events; certain ERISA events; invalidity of guarantees or security documents; and material judgments. Some of these events of default allow for grace periods.

If a change of control (as defined in the Credit Agreement) occurs, Harland Clarke Holdings will be required to make an offer to prepay all outstanding term loans under the Credit Agreement at 101% of the outstanding principal amount thereof plus accrued and unpaid interest, and lenders holding a majority of the revolving credit commitments may elect to terminate the revolving credit commitments in full. Harland Clarke Holdings is also required to offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

Under the terms of the Credit Agreement, Harland Clarke Holdings is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, Harland Clarke Holdings has entered into interest rate derivative arrangements described in ‘‘Interest Rate Hedges’’ below.

Harland Clarke Holdings Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

‘‘Floating Rate Notes’’) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 10.3% at September 30, 2007. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings’ ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

In accordance with the deadlines and other provisions of a registration rights agreement that Harland Clarke Holdings executed in connection with the issuance of the 2015 Senior Notes, Harland Clarke Holdings filed a registration statement on June 13, 2007 registering an offer to exchange for publicly registered 2015 Senior Notes with substantially equivalent terms as those of the 2015 Senior Notes originally issued, which was declared effective by the Securities and Exchange Commission on June 20, 2007. Harland Clarke Holdings commenced an exchange offer on June 21, 2007 and closed the offer on August 3, 2007, with $614.5 of the total $615.0 principal amount of the 2015 Senior Notes having been exchanged.

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

Mafco Worldwide $125.0 Senior Secured Credit Facilities

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 7.6% at September 30, 2007.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

The Mafco Worldwide credit facilities contain affirmative and negative covenants customary for such financings. The Mafco Worldwide credit facilities also require Mafco Worldwide to maintain a maximum total debt ratio and a minimum consolidated interest expense ratio as of the last day of each fiscal quarter. The Mafco Worldwide credit facilities contain events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc. and Mafco Shanghai Corporation, a subsidiary of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility (there were no such amounts to be paid in the first quarter of 2007 with respect to 2006 due to optional prepayments made by Mafco Worldwide in 2006). Mafco Worldwide made repayments totaling $15.8 during the nine months ended September 30, 2007. As of September 30, 2007, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $14.7 available for borrowing (giving effect to the issuance of $0.3 of letters of credit).

In connection with the purchase of the remaining 50% of a joint venture (see Note 3), Mafco Worldwide entered into the first amendment to the Mafco Worldwide credit facilities on June 27, 2007. The amendment provides for, among other things, Mafco Worldwide’s ability to make certain earnout payments, if any, and the incorporation of such earnout payments into the excess cash flow calculation.

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $4.3 and $4.6 at September 30, 2007 and December 31, 2006, respectively. These obligations have imputed interest rates ranging from 3.6% to 21.9% and have required payments, including interest, of $0.5 in the fourth quarter of 2007, $1.9 in 2008, $1.7 in 2009, and $0.3 in 2010. A subsidiary of the Company also had $0.5 and $1.0 outstanding under an information technology financing obligation at September 30, 2007 and December 31, 2006, respectively.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.8 at September 30, 2007) for working capital purposes. The subsidiary had no borrowings at September 30, 2007 and December 31, 2006.

Interest Rate Hedges

During February 2006, Harland Clarke Holdings (formerly Clarke American Corp.) entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable interest rate Prior Credit Facilities. On May 1, 2007, Harland Clarke Holdings’ Prior Credit Facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of Harland Clarke Holdings’ Term Loan. In accordance with SFAS No. 133, as amended and interpreted, the Company is amortizing the fair value of the derivative

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

liability of $0.4 as of May 1, 2007 over the remaining life of the derivative contract using the straight-line method in interest expense in the consolidated statements of operations.

During June 2007, Harland Clarke Holdings entered into interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007 and are accounted for as cash flow hedges. The two-year hedge swaps the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. The purpose of these hedge transactions is to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable rate Term Loan and comply with the terms of the Credit Agreement.

During August 2007, Harland Clarke Holdings entered into an interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007 and is accounted for as a cash flow hedge. The hedge swaps the underlying variable rate for a fixed rate of 4.997%. The purpose of this hedge transaction is to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable rate Term Loan and comply with the terms of the Credit Agreement.

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

As of September 30, 2007 and December 31, 2006, the Company recorded a liability of $11.7 and an asset of $0.1, respectively, related to these derivative instruments in other liabilities and other assets in the accompanying consolidated balance sheets.

12.    Commitments and Contingencies

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

In 1988, a predecessor of PepsiAmericas, Inc. (the ‘‘Original Indemnitor’’) sold to Pneumo Abex various operating businesses, all of which Pneumo Abex re-sold by 1996. Prior to the 1988 sale, those businesses had manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the ‘‘Friction Buyer’’) of Cooper Industries, Inc. (now Cooper Industries, LLC, the ‘‘Friction Guarantor’’) assumed all liability for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Following the Friction Products sale, Pneumo Abex treated the Division as a discontinued operation and stopped including the Division’s assets and liabilities in its financial statements.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of September 30, 2007, the Company incurred or expected to incur approximately $1.0 of costs related to asbestos-related claims not subject to the arrangements described above (the ‘‘Remaining Claims’’), as to which it either has received or expects to receive approximately $0.8 in insurance reimbursements. Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

The Transfer Agreement further provides that MCGI will assume from Pneumo Abex all liability for environmental matters associated with Pneumo Abex’s and its predecessor’s operations to the extent not paid by third-party indemnitors or insurers, other than matters relating to Pneumo Abex’s former Aerospace business. Accordingly, environmental liabilities arising after the 1988 transaction with the Original Indemnitor that relate to the former Aerospace business are the Company’s responsibility. The Original Indemnitor is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the pre-1988 operation of the businesses acquired from the Original Indemnitor, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. The Original Indemnitor is generally discharging its environmental indemnification liabilities in the ordinary course, and MCGI manages and advances all costs associated with such matters pending reimbursement by the Original Indemnitor.

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any of the sites subject to the indemnity from the Original Indemnitor due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Pneumo Abex. However, the Company does not itself expect to pay any of these costs due to the Transfer Agreement and the Original Indemnitor’s indemnity.

The Company considers Pneumo Abex’s unassumed contingent claims, except for certain immaterial matters where no third-party indemnification or assumption arrangement exists, to be the financial responsibility of those third parties and monitors their financial positions to determine the level of uncertainty associated with their abilities to satisfy their obligations. Based upon these third parties’ repeated acknowledgements of their obligations, active management of these contingent claims, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood of these third parties failing to satisfy these claims against Pneumo Abex is remote. For these reasons, the Company does not record these amounts in its financial statements.

Federal-Mogul Corporation purchased the Friction Buyer in October 1998. In October 2001, the Friction Buyer filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its obligations to Pneumo Abex. The Friction Guarantor guaranteed performance of the Friction Buyer’s obligations, however, and, since the Friction Buyer’s bankruptcy filing, has been fulfilling the Friction Buyer’s obligations. In November 2006, the Company entered into a series of agreements with the Friction Buyer, the Friction Guarantor and others that proposed a settlement of the Company’s claims against the Friction Buyer relating to the 1994 sale transaction as part of the bankruptcy reorganization of the Friction Buyer. If the transactions outlined in the agreements are approved by the courts overseeing the Friction Buyer’s bankruptcy and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust to be created in connection with the Friction Buyer’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 to the trust, and the Friction Guarantor would pay $246.0 to the trust and issue a 25-year note to the trust for the payment of $500.0, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Friction Buyer’s assumption, and (iv) one or more court-ordered injunctions would bar the assertion of any claim arising out of the asbestos-related claims subject to the Friction Buyer’s assumption from being asserted against the Company, the Friction Buyer or the Friction Guarantor (items (a)(i) through (a)(iv) collectively, the ‘‘Plan A Settlement’’) or (b) under certain conditions set forth in the agreements relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 from the Friction Buyer’s bankruptcy estate, (ii) the Friction Buyer would be relieved of its obligations, and (iii) the Friction Guarantor would continue to honor its guaranty obligation and receive $138.0 from the Friction Buyer’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the ‘‘Plan B Settlement’’). Both the Plan A Settlement and the Plan B Settlement are subject to various contingencies, including bankruptcy court approval and the effectiveness of the Friction Buyer’s plan of reorganization. No assurance can be given regarding whether the agreements can or will be consummated.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings (formerly Clarke American Corp.) had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings’ businesses. In the stock purchase agreement executed in connection with the acquisition of Clarke American Corp. by M & F Worldwide, Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing of the acquisition of Clarke American Corp., at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment, based on the agreement of the parties, and was $27.0 at September 30, 2007. Since the Company believes the likelihood is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in the accompanying financial statements.

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant. These closures will be completed in 2007 with a total expected expenditure of approximately $2.0, net of an estimated gain from the planned sale of a facility.

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

As discussed in Note 3, the Company recorded $12.5 of severance and severance-related costs for the termination of certain Harland employees and $5.4 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting, during the three and nine months ended September 30, 2007 the Company expensed $1.6 and $2.4, respectively, net of adjustments, for severance and severance-related costs for the termination of certain of Harland Clarke Holdings’ historical employees and $0.3 and $1.2, respectively, of costs for the closure of certain of Harland Clarke Holdings’ historical facilities.

Of the liabilities recorded in purchase accounting, $9.3 relates to the Harland Clarke segment, $7.7 relates to the Harland Financial Solutions segment and $0.9 relates to the Corporate segment. All of the restructuring costs expensed during the three and nine months ended September 30, 2007 relate to the Harland Clarke segment.

With respect to the restructuring costs totaling $3.6 that were expensed subsequent to the Harland Acquisition, the Company expects to complete the planned facilities closures and employee terminations by April 2008. The Company expects to spend in total approximately $1.5 for the closure of certain pre-Harland Acquisition facilities, and approximately $2.6 for the termination of certain pre-Harland Acquisition employees.

The following details the components of the Company’s restructuring accruals for the nine months ended September 30, 2007 and 2006:

	Beginning Balance	Established in Harland Acquisition Purchase Accounting	Expensed	Paid in Cash	Ending Balance
Nine months ended September 30, 2007:
Severance and severance-related	$1.7	$12.5	$3.6	$(12.9)	$4.9
Facilities closures	1.0	5.4	0.7	(1.4)	5.7
Other	—	—	0.6	(0.5)	0.1
Total	$2.7	$17.9	$4.9	$(14.8)	$10.7
Nine months ended September 30, 2006:
Severance and severance-related	$1.8	$—	$1.8	$(1.5)	$2.1
Facilities closures	1.6	—	0.1	(0.6)	1.1
Total	$3.4	$—	$1.9	$(2.1)	$3.2

Restructuring accruals are reflected in other current liabilities and other liabilities in the Company’s consolidated balance sheets. The Company expects to pay the remaining severance through December 2007 and the remaining facilities closure costs and other costs through February 2010.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share amounts)
(unaudited)

In addition to the amounts disclosed in the table above, the Company also incurred other costs related to the facility closures, including inventory write-offs, training, hiring, relocation and travel of $0.2 and $0.4 during the three and nine months ended September 30, 2007, respectively and $0.1 and $0.4 during the three and nine months ended September 30, 2006, respectively.

14.    Transactions with Affiliates

Management Services Agreement

MacAndrews & Forbes Inc., a wholly owned subsidiary of Holdings, provides the services of the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services pursuant to the terms of a management services agreement (the ‘‘Management Services Agreement’’). Under the terms of the Management Services Agreement, the Company pays MacAndrews & Forbes Inc. an annual fee for these services. The annual rate is $10.0 effective May 1, 2007. Prior to May 1, 2007, the fee was set at an annual rate of $5.0 for the period July 1, 2006 to April 30, 2007 and at an annual rate of $1.5 for periods prior to July 1, 2006.

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

Restricted Stock

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the ‘‘Restricted Stock’’). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company, as defined in the Indenture (as defined above). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. In accordance with EITF 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ the Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.7 and $1.1 related to the Restricted Stock during the three and nine months ended September 30, 2007, respectively.

Other

As discussed in Note 3, the Company paid $10.0 to Holdings in the second quarter of 2007 for services in sourcing, analyzing, negotiating and executing the Harland Acquisition.

M & F Worldwide Corp. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding the Company’s financial condition and results of operations for the three and nine months ended September 30, 2007 and September 30, 2006 should be read in connection with the more detailed financial information contained in the Company’s consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview of the Business

M & F Worldwide Corp. ( ‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’), formerly known as Clarke American Corp., and Mafco Worldwide Corporation (‘‘Mafco Worldwide’’). As a result of the acquisition of John H. Harland Company (‘‘Harland’’), which was completed on May 1, 2007, our business and corporate structure was reorganized along the following four business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American Corp. and Harland), Harland Financial Solutions, Scantron and Licorice Products.

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

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France; Zhangjiagang, Jiangsu, People’s Republic of China and at the facilities of its joint venture in Weihai, Shandong, People’s Republic of China. Approximately 71% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and the other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

The Harland Acquisition

On December 19, 2006, the Company entered into an agreement and plan of merger (the ‘‘Merger Agreement’’) with Harland, under which a wholly owned subsidiary of the Company would

M & F Worldwide Corp. and Subsidiaries

merge with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American Corp. (the ‘‘Harland Acquisition’’). The closing of the Harland Acquisition and the related financing transactions described below occurred on May 1, 2007. The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland in accordance with the Merger Agreement. Subsequent to the completion of the Harland Acquisition, Clarke American Corp. was renamed Harland Clarke Holdings Corp. on May 2, 2007.

To fund the purchase price in the Harland Acquisition, to refinance Harland Clarke Holdings’ and Harland’s prior existing indebtedness, and to pay the fees and expenses for the Harland Acquisition and the related financings:

•	Harland Clarke Holdings entered into a $1,800.0 million senior secured term loan facility and a $100.0 million revolving credit facility; and

•	Harland Clarke Holdings issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015.

The Harland Acquisition has greatly increased the Company’s revenues, the related cost of revenues and selling, general and administrative expenses. As a result of the application of purchase accounting under Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations,’’ the Company’s depreciation and amortization expense has also increased significantly.

Having completed the Harland Acquisition, the Company is focused on improving operating margins by reducing selling general and administrative expenses, shared services costs and cost of sales.

This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates

There was no material change to the Company’s Critical Accounting Policies and Estimates included in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 as filed on August 9, 2007 with the U.S. Securities and Exchange Commission (‘‘SEC’’) and is available on their website at www.sec.gov.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The operating results for the three months ended September 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition.

Net Revenues

$ in millions	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Consolidated Net Revenues:
Harland Clarke Segment	$332.4	$155.3
Harland Financial Solutions Segment	79.0	—
Scantron Segment	21.9	—
Licorice Products Segment	24.1	22.7
Eliminations	(0.5)	—
Total	$456.9	$178.0

Net revenues increased by $278.9 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which accounted for $263.4 million of the increase.

Net revenues from the Harland Clarke segment increased by $177.1 million to $332.4 million in the 2007 period from $155.3 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $163.1 million of the increase. The remaining $14.0 million of the increase was primarily due to an increase in revenues from a large client and higher revenues per unit, partially offset by a decline in units.

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.2 million, $3.1 million and $0.5 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Net revenues from the Licorice Products segment increased by $1.4 million, or 6.2%, to $24.1 million in the 2007 period from $22.7 million in the 2006 period. Magnasweet and licorice derivatives sales increased $0.9 million due to increased shipment volumes and the consolidation of

M & F Worldwide Corp. and Subsidiaries

Wei Feng Enterprises Limited (‘‘Wei Feng’’) third party sales since July 2, 2007. Sales to the worldwide tobacco industry increased by $0.8 million as the result of an increase in licorice extract sales, which were partially offset by a decline in sales of non-licorice products. Sales of licorice extracts to non-tobacco customers increased $0.8 million as a result of increased sales to customers in Asia, as well as, the favorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the weaker dollar in the 2007 period versus the 2006 period. Sales of raw materials from Mafco Worldwide to Wei Feng were $1.1 million in the 2006 period and were eliminated in the consolidation of the Company’s accounts in the 2007 period as the result of the purchase of the remaining 50% of the outstanding shares of Wei Feng.

Cost of Revenues

$ in millions	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$215.3	$96.0
Harland Financial Solutions Segment	34.7	—
Scantron Segment	10.3	—
Licorice Products Segment	13.8	12.7
Eliminations	(0.5)	—
Total	$273.6	$108.7

Cost of revenues increased by $164.9 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which accounted for $158.1 million of the increase.

Cost of revenues from the Harland Clarke segment increased by $119.3 million to $215.3 million in the 2007 period from $96.0 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $113.7 million of the increase. The remaining $5.6 million of the increase was primarily due to increased delivery expenses, partially offset by cost reductions and lower operating expenses resulting from a facility closure during the second quarter of 2007. Cost of revenues as a percentage of revenues for the Harland Clarke segment increased to 64.8% in the 2007 period as compared to 61.8% in the 2006 period, primarily related to the depreciation and amortization of fair value adjustments recorded in the purchase accounting for the Harland Acquisition.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 43.9% and 47.0%, respectively, in the 2007 period. Cost of revenues in the 2007 period for the Scantron segment includes $0.1 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Cost of revenues for the Licorice Products segment was $13.8 million in the 2007 period and $12.7 million in the 2006 period, an increase of $1.1 million, or 8.7%. This increase was due to the increase in sales, the consolidation of Wei Feng’s results since July 2, 2007, as well as increased manufacturing costs, especially for raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 57.3% in the 2007 period as compared to 55.9% in the 2006 period.

M & F Worldwide Corp. and Subsidiaries

Selling, General and Administrative Expenses

$ in millions	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$59.6	$35.8
Harland Financial Solutions Segment	34.7	—
Scantron Segment	7.0	—
Licorice Products Segment	2.6	2.7
Corporate	7.9	1.4
Total	$111.8	$39.9

Selling, general and administrative expenses increased by $71.9 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which accounted for $66.8 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $23.8 million to $59.6 million in the 2007 period from $35.8 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $20.1 million of the increase. The remaining $3.7 million of the increase resulted primarily from $3.1 million of impairment adjustments to intangible assets (see Note 5 to the consolidated financial statements) and various other expenses related to integration activities, partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 17.9% in the 2007 period as compared to 23.1% in the 2006 period.

Selling, general and administrative expenses were $34.7 million and $7.0 million for the 2007 period for the Harland Financial Solutions and Scantron segments, respectively, and relate to operations acquired in the Harland Acquisition.

Selling, general and administrative expenses for the Licorice Products segment were $2.6 million in the 2007 period and $2.7 million in the 2006 period.

Corporate selling, general and administrative expenses were $7.9 million in the 2007 period and $1.4 million in the 2006 period, an increase of $6.5 million. This increase primarily relates to additional corporate infrastructure costs and management services fees resulting from the increased size of the business subsequent to the Harland Acquisition, as well as amortization of restricted stock issued on May 30, 2007.

Restructuring Costs

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $2.0 million of restructuring costs, net of adjustments, for the Harland Clarke segment in the 2007 period related primarily to the closure of a printing plant and a contact center. The Company recorded $1.0 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure and other costs related to reductions in workforce.

Interest Income

Interest income was $2.9 million in the 2007 period as compared to $0.7 million in the 2006 period. The increase in interest income was mainly due to higher cash balances available for

M & F Worldwide Corp. and Subsidiaries

investments in cash equivalents and marketable securities in the 2007 period as compared to the 2006 period, as well as higher interest rates in the 2007 period as compared to the 2006 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $54.4 million in the 2007 period as compared to $17.2 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding at Harland Clarke Holdings and its subsidiaries subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Other Income (Expense), Net

Other income (expense), net was $0.1 million in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous income.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate was a provision of 44.2% in the 2007 period and a provision of 5.9% in the 2006 period. The change is primarily due to the effects of changes in state tax rates on deferred tax balances recorded in the 2006 period and incremental state and local taxes recorded in the 2007 period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The operating results for the nine months ended September 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition.

Net Revenues

$ in millions	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Consolidated Net Revenues:
Harland Clarke Segment	$773.3	$474.4
Harland Financial Solutions Segment	131.1	—
Scantron Segment	33.3	—
Licorice Products Segment	77.0	73.0
Eliminations	(0.7)	—
Total	$1,014.0	$547.4

Net revenues increased by $466.6 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $438.1 million of the increase.

Net revenues from the Harland Clarke segment increased by $298.9 million to $773.3 million in the 2007 period from $474.4 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $274.4 million of the increase. The remaining $24.5 million of the increase was primarily due to higher revenues per unit and an increase in revenues from a large client, partially offset by a decline in units.

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.5 million, $6.4 million and $1.3 million, respectively, for a fair value

M & F Worldwide Corp. and Subsidiaries

adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Net revenues from the Licorice Products segment increased by $4.0 million, or 5.5%, to $77.0 million in the 2007 period from $73.0 million in the 2006 period. Magnasweet and licorice derivatives sales increased $1.5 million due to increased shipment volumes and the consolidation of Wei Feng’s third party sales since July 2, 2007. Sales to the worldwide tobacco industry decreased by $0.6 million as the result of a decline in sales of non-licorice products offset by an increase in licorice extract sales. Sales of licorice extracts to non-tobacco customers increased $2.6 million as a result of increased sales to customers in Asia, the favorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the weaker dollar in the 2007 period versus the 2006 period and an increase in shipment volumes to confectionary customers. Sales of raw materials to Wei Feng prior to it becoming a wholly owned indirect subsidiary of the Company on July 2, 2007 were $2.3 million in the 2007 period and $1.8 million in the 2006 period. Sales from Mafco Worldwide to Wei Feng since July 2, 2007 have been eliminated in consolidation.

Cost of Revenues

$ in millions	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$494.0	$293.4
Harland Financial Solutions Segment	59.0	—
Scantron Segment	20.1	—
Licorice Products Segment	41.1	37.5
Eliminations	(0.7)	—
Total	$613.5	$330.9

Cost of revenues increased by $282.6 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $269.6 million of the increase.

Cost of revenues for the Harland Clarke segment increased by $200.6 million to $494.0 million in the 2007 period from $293.4 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $191.2 million of the increase. The remaining $9.4 million of the increase was primarily due to increased delivery expenses, partially offset by cost reductions and a decrease in non-cash amortization expenses related to fair value adjustments to assets recorded as part of the acquisition of Clarke American Corp. by M & F Worldwide on December 15, 2005. Cost of revenues in the 2006 period includes $1.3 million for a fair value adjustment to inventory recorded in the purchase accounting for the acquisition of Clarke American Corp. which did not recur in the 2007 period. Cost of revenues in the 2007 period includes $1.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur. Cost of revenues as a percentage of revenues for the Harland Clarke segment increased to 63.9% in the 2007 period as compared to 61.8% in the 2006 period, primarily related to the depreciation and amortization of fair value adjustments recorded in the purchase accounting for the Harland Acquisition.

M & F Worldwide Corp. and Subsidiaries

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 45.0% and 60.4%, respectively, in the 2007 period. Cost of revenues in the 2007 period for the Scantron segment includes $3.0 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Cost of revenues for the Licorice Products segment was $41.1 million in the 2007 period and $37.5 million in the 2006 period, an increase of $3.6 million, or 9.6%. The increase in cost of revenues for the Licorice Products segment was due to the increase in sales and the consolidation of Wei Feng’s results since July 2, 2007, as well as increased manufacturing costs, especially raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 53.4% in the 2007 period as compared to 51.4% in the 2006 period.

Selling, General and Administrative Expenses

$ in millions	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$151.6	$110.5
Harland Financial Solutions Segment	58.6	—
Scantron Segment	11.6	—
Licorice Products Segment	9.7	8.8
Corporate	19.6	3.5
Total	$251.1	$122.8

Selling, general and administrative expenses increased by $128.3 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $116.2 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $41.1 million to $151.6 million in the 2007 period from $110.5 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $35.0 million of the increase. The remaining $6.1 million of the increase was primarily due to $5.1 million of incremental bonus expense associated with various incentive plans resulting from improved performance of the business and $3.1 million of impairment adjustments to intangible assets (see Note 5 to the consolidated financial statements), partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 19.6% in the 2007 period as compared to 23.3% in the 2006 period.

Selling, general and administrative expenses were $58.6 million and $11.6 million for the 2007 period for the Harland Financial Solutions and Scantron segments, respectively, and relate to operations acquired in the Harland Acquisition which occurred on May 1, 2007.

Selling, general and administrative expenses for the Licorice Products segment were $9.7 million in the 2007 period and $8.8 million in the 2006 period. The increase of $0.9 million was primarily due to higher professional fees associated with its indemnification liabilities.

Corporate selling, general and administrative expenses were $19.6 million in the 2007 period and $3.5 million in the 2006 period, an increase of $16.1 million. This increase primarily relates to additional corporate infrastructure costs and management services fees resulting from the increased size of the business subsequent to the Harland Acquisition, increased directors fees, amortization of restricted stock issued on May 30, 2007 and $2.4 million of non-recurring retention bonus expenses.

M & F Worldwide Corp. and Subsidiaries

Restructuring Costs

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $4.9 million of restructuring costs, net of adjustments, for the Harland Clarke segment in the 2007 period related primarily to this initiative, as well as a restructuring plan implemented prior to the Harland Acquisition, which combined will result in the closure of two printing plants and a contact center, as well as costs to redefine sales territories and consolidate sales divisions. The Company recorded $1.9 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure and other costs related to reductions in workforce.

Interest Income

Interest income was $5.8 million in the 2007 period as compared to $1.8 million in the 2006 period. The increase in interest income was mainly due to higher cash balances available for investments in cash equivalents and marketable securities in the 2007 period as compared to the 2006 period, as well as higher interest rates in the 2007 period as compared to the 2006 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $118.3 million in the 2007 period as compared to $50.6 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding at Harland Clarke Holdings and its subsidiaries subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of the following related to the repayment of Harland Clarke Holdings debt: $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Harland Clarke Holdings prior credit facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the prior credit facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the prior credit facilities (see Note 11 to the consolidated financial statements).

Other Income (Expense), Net

Other income (expense), net was $0.6 million in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous income.

(Benefit) Provision for Income Taxes

The Company’s effective tax rate was a benefit of 28.6% in the 2007 period and a provision of 31.2% in the 2006 period. The change is primarily due to the effects of changes in state tax rates on deferred tax balances recorded in the 2006 period and incremental state and local taxes recorded in the 2007 period.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities during the nine months ended September 30, 2007 was $133.3 million as compared to $85.1 million during the nine months ended

M & F Worldwide Corp. and Subsidiaries

September 30, 2006. The increase in net cash provided by operating activities of $48.2 million was primarily due to an increase in cash flow from operations, partially offset by a smaller net cash inflow from changes in working capital in the 2007 period as compared to the 2006 period.

The Company’s net cash used in investing activities was $1,464.8 million during the nine months ended September 30, 2007 as compared to $11.9 million during the nine months ended September 30, 2006. The increase in cash used in investing activities was primarily due to the Harland Acquisition and Peldec assets purchase.

The Company’s net cash provided by financing activities was $1,486.6 million during the nine months ended September 30, 2007 as compared to net cash used in financing activities of $40.1 million during the nine months ended September 30, 2006. The financing activities during the nine months ended September 30, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American Corp. credit agreements and pay related fees and expenses. The financing activities during the nine months ended September 30, 2006 were primarily scheduled repayments of credit agreements and other borrowings and the funding of the net change in cash overdrafts.

M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $18.4 million in cash and cash equivalents and $40.0 million in marketable securities as of September 30, 2007. M & F Worldwide is considering various alternatives for the application of its cash and cash equivalents and investments on hand. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and marketable securities on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions. During the nine months ended September 30, 2007, M & F Worldwide received a cash dividend payment in the amount of $1.8 million from Harland Clarke Holdings to cover certain public company related expenses. M & F Worldwide did not receive any dividends from Mafco Worldwide during the nine months ended September 30, 2007.

The Company’s Consolidated Contractual Obligations and Commitments

Estimated interest requirements for the Company’s outstanding long-term debt decreased from $1,502.3 million as of June 30, 2007 to $1,401.1 million as of September 30, 2007 primarily due to the impact of a decline in interest rates on the Company’s floating rate debt. Other contractual obligations and commitments have not changed materially since June 30, 2007. See the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 with respect to the Company’s other contractual obligations and commitments.

Liquidity Assessment

The Company believes that its cash and cash equivalents, borrowings available under the Harland Clarke Holdings and Mafco Worldwide credit agreements (as further discussed in Note 11 to the Company’s consolidated financial statements) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

M & F Worldwide Corp. and Subsidiaries

Harland Clarke Holdings

In addition to Harland Clarke Holdings’ normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make upfront contract payments to financial institution clients as follows:

•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2007 and 2006, Harland Clarke Holdings incurred $17.2 million and $10.5 million of capital expenditures and $0.3 million and $0.7 million of capitalized interest, respectively. Capital expenditures for the nine months ended September 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Upfront Contract Payments. During the nine months ended September 30, 2007 and 2006, Harland Clarke Holdings made $11.1 million and $10.6 million of upfront contract payments to its clients, respectively. Payments for the nine months ended September 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings’ historical operations, as well as related to the Harland Acquisition. During the nine months ended September 30, 2007 and 2006, Harland Clarke Holdings made $14.8 million and $2.1 million of payments for restructuring, respectively. Payments for the nine months ended September 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

Harland Clarke Holdings anticipates that its future capital expenditures and upfront contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American Corp. and Harland. Harland Clarke Holdings expects that payments related to restructuring programs will increase in the next twelve months to support the achievement of planned cost savings.

Mafco Worldwide

In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

•	Capital Expenditures. During the nine months ended September 30, 2007 and 2006, Mafco Worldwide incurred $1.1 million and $0.7 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

M & F Worldwide Corp. and Subsidiaries

Cash Flow Risks

Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond each’s respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations and future borrowings may not be available to them under their credit facilities in an amount sufficient to enable them to repay their debt or to fund their other liquidity needs. As of September 30, 2007, Harland Clarke Holdings had $84.2 million of additional availability under its revolving credit facility (after giving effect to the issuance of $15.8 million of letters of credit) and Mafco Worldwide had $14.7 million of additional availability under its revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). The Company may also use the revolving credit facilities to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At September 30, 2007, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

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

M & F Worldwide Corp. and Subsidiaries

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

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended September 30, 2007, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries and Mafco Worldwide;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’ and Mafco Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

M & F Worldwide Corp. and Subsidiaries

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate Harland into our business and manage future acquisitions;

•	our ability to retain our and Harland’s historical clients after the Harland Acquisition;

•	our ability to implement any or all components of our business strategy or realize all of the expected cost savings or synergies;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of our raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce out competitive advantage over some of its competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	downturns in general economic and market conditions and reductions in information technology budgets;

•	the ability of our Harland Financial Solutions business to achieve organic growth;

•	regulations governing the Harland Financial Solutions business;

•	our ability to develop new products for our Scantron business;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on Scantron;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

M & F Worldwide Corp. and Subsidiaries

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors described in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 in the section entitled ‘‘Risk Factors’’ for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At September 30, 2007, Harland Clarke Holdings had $1,795.5 million of term loans outstanding under its credit agreement, $15.8 million of letters of credit outstanding under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. At September 30, 2007, Mafco Worldwide had $73.2 million of term loans outstanding under its credit agreement and $0.3 million of letters of credit outstanding under its revolving credit facility. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at September 30, 2007 would have resulted in an increase or decrease in its interest expense for the three months ended September 30, 2007 of approximately $2.9 million.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $910.0 million and a collar for Mafco Worldwide with a notional amount of $50.0 million, as further described in the notes to the consolidated financial statements included elsewhere in this quarterly report. The Harland Clarke Holdings’ derivatives swap the underlying variable rate for a fixed rate ranging from 4.992% to 5.362%. The Mafco Worldwide collar caps the underlying variable rate at 5.25% and sets a floor at 4.79%.

M & F Worldwide Corp. and Subsidiaries

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2007.

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

M & F Worldwide Corp. and Subsidiaries

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There was no material development in legal proceedings during the three months ended September 30, 2007.

Item 1A.    Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 9, 2007 with the SEC and is available on their website at www.sec.gov.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

There was no event of default upon senior securities during the three months ended September 30, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the three months ended September 30, 2007.

Item 5.    Other Information

No additional information need be presented.

Item 6.    Exhibits

31.1	Certification of Barry F. Schwartz, Acting Chief Executive Officer, dated November 9, 2007.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 9, 2007.

32.1	Certification of Barry F. Schwartz, Acting Chief Executive Officer, dated November 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: November 9, 2007	By:	/s/ Paul G. Savas
Paul G. Savas Executive Vice President, Chief Financial Officer and Principal Financial Officer
Date: November 9, 2007	By:	/s/ Alison M. Horowitz
Alison M. Horowitz Principal Accounting Officer