Form 10-K
period 2007-12-31
M & F WORLDWIDE CORP
filed 2008-02-29
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-13780

M & F WORLDWIDE CORP.
(Exact name of registrant as specified in its charter)

Delaware	02-0423416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 East 62nd Street, New York, N.Y.	10065
(Address of principal executive offices)	(Zip Code)

212-572-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange, Inc.

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

Large accelerated filer           Accelerated filer            Non-accelerated filer           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

The aggregate market value of the common stock held by non-affiliates of the registrant (using the New York Stock Exchange closing price as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $874,413,117. The number of shares of common stock outstanding as of February 29, 2008 was 21,331,270 of which 7,248,000 shares were held by MFW Holdings One LLC and 946,000 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

Portions of the registrant’s 2008 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

This Form 10-K is being distributed to stockholders in lieu of a separate annual report.

M & F WORLDWIDE CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

		PAGE
	PART I
Item 1.	Business	1
	Harland Clarke Holdings Corp.	2
	Harland Clarke	2
	Harland Financial Solutions	4
	Scantron	6
	Mafco Worldwide	9
	Non-Operating Contingent Claims, Indemnification and Insurance Matters	13
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	37
Item 4.	Submission of Matters to a Vote of Security Holders	38
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	40
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks	69
Item 8.	Financial Statements and Supplementary Data	70
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	73
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13.	Certain Relationships and Related Transactions, and Director Independence	*
Item 14.	Principal Accounting Fees and Services	*
	PART IV
Item 15.	Exhibits, Financial Statement Schedules	75

*	Incorporated by reference from M & F Worldwide Corp. 2008 Proxy Statement

i

PART I

Item 1.    Business

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’), formerly known as Clarke American Corp. (‘‘Clarke American’’), and Mafco Worldwide Corporation (‘‘Mafco Worldwide’’). At December 31, 2007, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 39.4% of the outstanding M & F Worldwide common stock.

On May 1, 2007, M & F Worldwide completed the acquisition of John H. Harland Company (‘‘Harland’’), and a wholly owned subsidiary of Clarke American was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American (the ‘‘Harland Acquisition’’). After the closing of the Harland Acquisition, Clarke American changed its name on May 2, 2007 to Harland Clarke Holdings.

Subsequent to the acquisition of Harland, the Company reorganized its business and corporate structure along the following four business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American and Harland), Harland Financial Solutions, Scantron and Licorice Products.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment, which is comprised of operations acquired from Harland, provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment, which is comprised of operations acquired from Harland, provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 67% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

Recent Developments

On February 13, 2008, M & F Worldwide entered into a Membership Interest Purchase Agreement (the ‘‘Purchase Agreement’’), with Pearson Inc. and NCS Pearson, Inc. (‘‘NCS Pearson’’), pursuant to which, upon the terms and subject to the conditions set forth therein, M & F Worldwide or its designee would purchase all of the limited liability membership interests of Data Management I LLC (‘‘Data Management’’), a wholly owned subsidiary of NCS Pearson, for $225.0 million in cash, subject to post-closing adjustments (the ‘‘Data Management Purchase’’). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanners and related software, and provides survey consulting and tracking services, including medical device tracking, to corporate and government clients. Prior to the completion of the Data Management Purchase, M & F Worldwide assigned the Purchase Agreement to its indirect wholly owned subsidiary, Scantron Corporation, which completed the Data Management Purchase on February 22, 2008. Upon completion of the Data Management Purchase, Data Management became a wholly owned subsidiary of Scantron Corporation. The Company financed the Data Management Purchase and related fees and expenses with available cash at Harland Clarke Holdings. In connection with the Data Management Purchase, the Company paid $2.0 million to Holdings for its services in sourcing, analyzing, negotiating and executing the Data Management acquisition.

Company Overview

Harland Clarke Holdings

Harland Clarke

Harland Clarke provides checks and related products, marketing and contact center services to financial and commercial institutions as well as directly to individual consumers. In 2007, Harland Clarke generated pro forma revenues of $1,319.4 million (73% of the Company’s consolidated revenues on a pro forma basis for the Harland Acquisition).

Products and Services

Checks and Related Products and Services

In addition to offering basic personal and small business checks, Harland Clarke also offers specialized check products and services. Specialized check products include increasingly popular checks customized with licensed designs and characters, such as cartoon characters, collegiate designs and photographs. Harland Clarke also offers a variety of financial documents in conjunction with personal and small business financial software packages. Accessory products include leather checkbook covers, endorsement stamps, address labels, recording registers and other bill paying accessories. In addition, Harland Clarke also offers its clients a variety of fraud prevention solutions.

Harland Clarke offers various delivery options, including expedited and trackable delivery. Check users can choose guaranteed overnight, two-day or four-day delivery; they often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide. These delivery services represent an important component of the range of value-added service offerings.

Harland Clarke also offers a wide variety of standard financial forms and flexible formats to suit clients’ needs, and the products are also compatible with image processing systems. Harland Clarke also provides treasury management services, such as integrated cash deposit products, customized deposit tickets and security bags.

Marketing Services

Through Harland Clarke, we also offer financial and commercial institutions the following marketing services:

•	turnkey marketing solutions – a suite of campaigns that uses Stratics, our proprietary predictive modeling software, and is designed around core financial products and services such as CDs, money market accounts, auto loans and mortgages;

•	onboarding — an ongoing, integrated new client marketing solution that builds long-term relationships by engaging new checking account holders and growing them into satisfied, profitable and loyal customers;

•	agency services — highly customized direct marketing campaigns that use client-tailored predictive models to support a variety of marketing strategies including acquisition, retention, activation, and cross-selling and up-selling;

•	checkbook messaging — a program that employs digital print technology to insert targeted, intelligence-driven marketing messages into the checkbook; and

•	e-mail marketing — a program that uses market-leading technology as well as high security and filter standards to deliver targeted, intelligence-driven marketing messages to customers who prefer e-mail communication.

Contact Center Services

Our contact centers provide both inbound and outbound support to our financial institution clients. Through the contact centers, Harland Clarke provides its clients with customer support focused on check orders and complete fulfillment of those orders, including delivery to the financial institution account holder. Harland Clarke offers check users the option to place orders directly through contact centers and websites as opposed to placing orders through client branches or by way of mail order forms. In addition to check-related support, Harland Clarke offers stand-alone inbound and outbound customer care to its clients. Harland Clarke also provides marketing and promotional support, which includes marketing messages delivered during the check ordering process or stand-alone telemarketing.

Sales and Marketing

Harland Clarke manages relationships with large and complex financial and commercial institutions through dedicated account management teams composed of relationship management, marketing, operations and service oriented skill sets. In addition, Harland Clarke has a nationwide sales force targeting distinct financial institution segments ranging from major nationwide and large regional banks and securities firms to community banks and credit unions.

Harland Clarke also markets its products directly to consumers through personalized check inserts in newspapers, advertisements sent directly to residences, and online advertising. Online shopping, contact center access, mail order and an automated voice response system enable consumers to order their products directly at their convenience.

Clients

The clients of Harland Clarke range from major nationwide and large regional banks and securities firms to community banks and credit unions to brokerage houses to financial software companies. In addition, Harland Clarke clients include retailers and other multi-location businesses, as well as individual check consumers.

Harland Clarke contracts with its financial institution clients are generally sole-source contracts for the sale of our checks and related products to the clients’ customers. The initial terms of the agreements generally range from three to five years, and are generally terminable for cause, although some of our financial institution clients, including Bank of America, can terminate their contracts for convenience.

Competition

Harland Clarke competes with large outsourcing services providers that offer a wide variety of services including those that compete with Harland Clarke’s primary offerings — specifically payment services, marketing services and teleservices. Deluxe Corporation is a significant competitor. Other large competitors include companies such as eFunds Corporation, Harte-Hanks, Inc., R.R. Donnelly

& Sons Company, and TeleTech Holdings, Inc. There are also other smaller competitors that specialize in providing one or more of these services. Harland Clarke competes on the basis of service, convenience, quality, product range and price. Management believes that Harland Clarke differentiates itself from its competitors by:

•	improving client satisfaction through consistent product quality and expertise in matching client preferences with the right product and delivery options;

•	expanding client relationships through cross-selling and up-selling both check and related financial products on behalf of financial institution clients;

•	capitalizing on integration with financial institution clients’ checking account processes to improve their customer service and operational efficiencies;

•	being an existing secure and trusted provider to financial institutions in a time when security is of utmost importance to financial institutions;

•	offering a broad suite of outsourcing services, such as direct marketing, contact center services, treasury management, and analytical modeling; and

•	adopting the ‘‘best practices’’ of both Clarke American and Harland.

Environmental Matters

Harland Clarke’s current check printing operations use hazardous materials in the printing process and generate solid wastes and wastewater and air emissions. Consequently, its facilities are subject to many existing and proposed federal, state and local laws and regulations designed to protect human health and the environment. While enforcement of these laws may require the expenditure of material amounts for environmental compliance or cleanup, Harland Clarke believes that its facilities are currently in material compliance with such laws and regulations.

Historic check printing operations at Harland Clarke’s current and former facilities used hazardous materials and generated regulated wastes in greater quantities than Harland Clarke’s current operations do. In some instances Harland Clarke has sold these facilities and agreed to indemnify the buyer of the facility for potential environmental liabilities. Harland Clarke may also be subject to liability under environmental laws for environmental conditions at these current or former facilities or in connection with the disposal of waste generated at these facilities. Harland Clarke is not aware of any fact or circumstance that would require the expenditure of material amounts for environmental cleanup or indemnification in connection with its historic operations. However, if environmental contamination is discovered at any of these former facilities or at locations where wastes were disposed, Harland Clarke could be required to spend material amounts for environmental cleanup.

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any environmental site due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Harland Clarke.

Harland Financial Solutions

Harland Financial Solutions provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management (‘‘CRM’’) software, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions. Through strategic acquisitions, Harland Financial Solutions has built a full suite of software products to service community banks and credit unions and has grown pro forma revenues from $174.1 million for the year ended December 31, 2002 to $317.6 million (representing 17% of the Company’s 2007 consolidated revenue on a pro forma basis for the Harland Acquisition) for the year ended December 31, 2007.

Products and Services

Core Systems Products

Harland Financial Solutions provides host processing systems on both an in-house and outsourced basis to financial institutions, including small- to mid-sized community banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. Harland Financial Solutions has integrated its compliance, branch automation and business intelligence/CRM products into its core processing solutions. Management believes that this integration capability gives Harland Financial Solutions an opportunity to differentiate itself in the market.

Retail and Lending Products

Harland Financial Solutions sells loan and deposit origination and compliance software to the financial institution market. Harland Financial Solutions offers a complete product suite, Pro Suite, including solutions for lending, account opening, sales management and loan underwriting. Harland Financial Solutions has recently launched a commercial lending risk management, underwriting and portfolio management product suite marketed as CreditQuest. Harland Financial Solutions also provides mortgage loan origination, production and servicing solutions through its Interlinq solution.

With respect to its clients’ retail business, Harland Financial Solutions helps financial institutions increase the profitability of customer relationships through CRM and branch automation software. Harland Financial Solutions’ CRM software, Touché, is an enterprise-wide solution that is designed specifically for financial institutions and allows financial institutions to manage all aspects of the customer relationship. Touché Analyzer module provides tools to create marketing campaigns, segment customers by demographic criteria, determine customer and product profitability, and provide research, reporting and campaign management. Touché Sales & Service handles all customer contacts, sales and referral activities, as well as problem resolution and service requests. Touché Messenger is an interactive management tool which automates multi-channel, one-to-one campaign management.

Harland Financial Solutions also offers branch automation systems designed to enhance the customer experience through integrated teller, platform and call center tools.

Technology Services

Harland Financial Solutions provides field maintenance services including installation, maintenance and repairs for computers and related equipment and for Scantron optical mark recognition equipment.

Backlog

Harland Financial Solutions’ backlog, which consists primarily of contracted products and services prior to delivery, was $348.2 million at December 31, 2007. The Company expects to deliver approximately 47% of the backlog at December 31, 2007 within the following twelve months. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2009 and beyond.

Sales and Marketing

Harland Financial Solutions sells its products and services directly to financial institutions through its own national sales organization. The Harland Financial Solutions product marketing group is responsible for all go-to-market activities, and is aligned with the individual major product groups. Product marketing is supported by a centralized marketing services organization that provides efficient consolidated capabilities including website, advertising, creative, event-planning, public relations and tradeshows.

Client support, which is primarily technology-related, is provided within the various product management areas by experienced and product-technology knowledgeable representatives, additionally supported by the product developers if necessary.

Clients

Harland Financial Solutions is a leading supplier of financial software and services to financial institutions, including small- to mid-sized community banks, credit unions and thrifts.

Competition

The market for providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several national competitors, as well as regional and local competitors. There are also other competitors that offer one or more specialized products or services that compete with Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.

Scantron

Scantron provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services. Management believes the growth in the Scantron business will primarily be generated by testing software and related services, and survey software and related services, while Scantron forms and scanners will continue to provide a stable base of revenue. For the year ended December 31, 2007, Scantron generated revenue of $80.1 million (4% of the Company’s consolidated revenue on a pro forma basis for the Harland Acquisition).

Products and Services

Education-Related Products

Scantron’s sales to K-12 educational institutions have historically represented the largest portion of Scantron’s revenues, although it also generates revenues from sales to higher educational institutions and commercial enterprises. In 2007, Scantron derived approximately 63% of its forms revenues from sales to K-12 educational institutions.

The implementation of the No Child Left Behind Act of 2002 (‘‘NCLB’’) has presented Scantron with additional opportunities to generate revenues from its K-12 clients. Under NCLB, every state is required to set standards for grade-level achievement and develop a system to measure the progress of all students and subgroups of students in meeting those state-determined, grade-level standards. States also must develop annual adequate yearly progress objectives, with a federal target that all students achieve proficiency in reading and math within 12 years. As a result, NCLB requires thorough monitoring and reporting of student achievement and progress. Although the majority of all testing is still done via paper and pencil, trends in education, including NCLB, have created demand for quick access to data and the ability to manage, evaluate and report that data. Management believes that Scantron has an opportunity to capitalize on those trends through its web-based education products.

Scantron historically has provided educational institutions with a patented forms and scanner solution for standardized and classroom-based testing needs. The Scantron forms and scanner solution has achieved widespread acceptance among educational institutions. Scantron generates forms and scanner solutions revenues by charging for the purchase or lease of scanners and the purchase of forms by the client. In addition, Scantron has a loan marketing program, under which a scanner is loaned to a client in exchange for a minimum annual forms purchase.

Scantron’s Achievement Series is a set of web-based testing solutions that provide schools and other enterprises with a content-neutral platform for measuring achievement, with real-time reporting. Scantron also offers solutions for managing and centralizing the data generated by the testing process to measure progress against state and national standards. Scantron’s Performance Series is an Internet-delivered, standards-based, computer adaptive assessment that provides valid and reliable diagnostic and placement assessment data. Each assessment is adapted for each student, is aligned to individual state standards, and links to instructional applications that can help educators design formative assessment-based instruction.

Since 2005, Scantron has integrated the Achievement Series and the Performance Series to provide an overall diagnostic, achievement testing, monitoring and data reporting solution. These solutions also allow the easy integration of disparate technologies and content. Scantron’s Achievement Series and Performance Series solutions generate subscription revenues and the opportunity for the sale of associated products, including forms and scanner solutions, testing content, testing-based instruction applications and data management tools.

ParSYSTEM is Scantron’s integrated suite of software modules that allow educators, primarily in higher education, to create, administer and score tests on paper, via networks or over the Internet. Scantron also provides survey software packages for educators. All of these products are shrink-wrapped for sale directly to educators and are intended for use primarily at higher education institutions.

Survey and Other Data Collection Products

In addition to providing testing and survey tools for the education market, Scantron offers its survey and data collection products to the commercial and financial institution markets. Surveys are delivered by a variety of methods, including traditional paper and electronic means. Scantron also provides a total solution for clients using forms-based data collection methods, including printing, distributing and processing. In 2005, Scantron introduced Clarity, a scanner that combines optical mark recognition with document imaging and a new imaging software solution, Cognition, which automates the conversion of an image into digital information.

Backlog

Scantron’s backlog, which consists primarily of contracted products and services prior to delivery, was $12.8 million at December 31, 2007. The Company expects to deliver approximately 83% of the backlog at December 31, 2007 within the following twelve months.

Sales, Marketing and Product Support

Scantron employs approximately 60 sales and account representatives. Forms and scanners are generally sold at the district or school level. Most of Scantron’s educational sales come from the direct sales channel. Software applications are sometimes sold as a package with forms and scanners. Contracts are generally renewable, with an average term of one year. Scantron sells most of its survey services directly to commercial entities. Management intends to capitalize on our presence in the financial institution market to cross-market Scantron survey and data collection products to their financial institution clients.

Scantron provides comprehensive product support to its clients directly, and through Harland Financial Solutions, provides on-site and depot support for their scanner products. Scantron’s sales account managers and account executives help to coordinate these client support efforts, which are supplemented with telephone and on-line support to all clients.

Clients

Clients for Scantron’s educational products range from individual educators and institutions to entire districts. Clients for Scantron’s survey products include many Fortune 1000 organizations.

Competition

Scantron competes with education-related software providers at the K-12 and higher education levels. Scantron also faces significant competition from a number of local and regional competitors, which may have better local knowledge and contacts. Scantron faces competition with respect to its forms or scanners from national and regional printers and manufacturers. The survey products market is highly fragmented, and Scantron faces competition from many varied sources, including a number of national organizations.

Harland Clarke Holdings’ Suppliers

The main supplies used in check and form printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Harland Clarke has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Harland Clarke has not historically experienced any material shortages, and management believes we have redundancy in its supplier network for each of its key inputs.

Scantron purchases a majority of the paper for its business from a single supplier. It purchases scanner components from various equipment manufacturers and supply firms. Scantron historically has not experienced shortages of and believes it will continue to be able to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices.

Harland Clarke Holdings’ Foreign Sales

Following the Harland Acquisition, Harland Clarke Holdings conducts business outside the United States in Canada, Israel and Ireland. Its foreign sales totaled $8.4 million in 2007. There were no foreign sales for Harland Clarke Holdings prior to the Harland Acquisition.

Harland Clarke Holdings’ Employees

As of December 31, 2007, Harland Clarke Holdings had approximately 7,800 employees. None of Harland Clarke Holdings’employees is represented by a labor union. Harland Clarke Holdings considers its employee relations to be good.

Harland Clarke Holdings’ Intellectual Property

Harland Clarke Holdings relies on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect its trademarks, copyrights, software, inventions, trade secrets, know-how and other intellectual property. The sale of products bearing trademarks or designs licensed from third parties accounts for a significant portion of Harland Clarke Holdings’ revenue. Typically, such license agreements are effective for a two- to three-year period, provide for the retention of ownership of the trade name, know-how or other intellectual property by the licensor and require the payment of a royalty to the licensor. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow Harland Clarke Holdings to sell the licensed products profitably.

Governmental Regulation related to Harland Clarke Holdings

Harland Clarke Holdings is subject to the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. Harland Clarke Holdings is also subject to additional privacy and information security requirements in many of its contracts with financial institution clients, which are often more restrictive than the laws or regulations. These laws, regulations and agreements require Harland Clarke Holdings to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter.

These laws and regulations require some of Harland Clarke Holdings’ businesses to provide a notice to consumers to allow them the opportunity to have their nonpublic personal information removed from Harland Clarke Holdings’ files before Harland Clarke Holdings shares their information with certain third parties. These laws and regulations may limit Harland Clarke Holdings’ ability to use its direct-to-consumer data in its businesses. Current laws and regulations allow Harland Clarke Holdings to transfer consumer information to process a consumer-initiated transaction, but also require Harland Clarke Holdings to protect the confidentiality of a consumer’s records or to protect against actual or potential fraud, unauthorized transactions, claims or other liabilities. Harland Clarke

Holdings is also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries. Harland Clarke Holdings may also contribute consumer information to a consumer-reporting agency under the Fair Credit Reporting Act. Some of Harland Clarke Holdings’ financial institution clients request various contractual provisions in their agreements that are intended to comply with their obligations under the Gramm-Leach-Bliley Act and other laws and regulations.

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

New laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to Harland Clarke Holdings’ websites, decrease telemarketing opportunities and decrease the demand for its products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation and personal privacy is uncertain and may remain uncertain for a considerable length of time.

Mafco Worldwide

Overview

Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France; Zhangjiagang, Jiangsu, People’s Republic of China (‘‘ZFTZ’’); and at the facilities of its joint venture in Weihai, Shandong, People’s Republic of China. Approximately 67% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. In addition, Mafco Worldwide manufactures and sells cocoa and carob products for use in the tobacco industry.

Mafco Worldwide also sells licorice products worldwide to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring and masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin and other products.

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

Products and Manufacturing

Licorice Products

Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; and Gardanne, France; and ZFTZ and manufactures and distributes certain tobacco flavorings at its joint venture facility in Weihai, Shandong, People’s Republic of China. Mafco Worldwide selects licorice root from various sources to optimize flavor enhancing and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semi fluid or blocks, depending on the customer’s requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with intermediary licorice extracts from other producers and non-licorice ingredients to produce licorice products that meet the individual customer’s requirements. Licorice extracts are further purified through various chemical and physical separation processes at Mafco Worldwide’s facilities in China to produce licorice derivatives. Mafco Worldwide maintains finished goods inventories of licorice extracts and licorice derivatives of sufficient quantity to normally provide immediate shipment to its tobacco and non-tobacco customers. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

Non-licorice Products

Mafco Worldwide also sells flavoring agents and plant products to the tobacco and health food industries. Mafco Worldwide cuts, grinds and extracts natural plant products into finished products.

Raw Materials

Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant’s roots, which can be up to several inches thick and up to 25 feet long, are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, Mafco Worldwide acquires the root in local markets for shipment to Mafco Worldwide’s licorice extract processing facilities. Most of the licorice root processed by Mafco Worldwide originates in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Turkmenistan, Uzbekistan and Turkey. Through many years of experience, Mafco Worldwide has developed extensive knowledge and relationships with its suppliers in these areas. Although the amount of licorice root Mafco Worldwide purchases from any individual source or country varies from year to year depending on cost and quality, Mafco Worldwide endeavors to purchase some licorice root from all available sources. This sourcing strategy enables Mafco Worldwide to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomic, Mafco Worldwide will be able to replace that source with licorice root from another area or supplier. Mafco Worldwide has therefore been able to obtain licorice root raw materials without interruption since World War II, even though there has been periodic instability in the areas of the world where licorice root raw materials are obtained. During 2007, Mafco Worldwide had numerous suppliers of root, and one vendor who supplied approximately 35% of Mafco Worldwide’s total root purchases. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At December 31, 2007, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore Mafco Worldwide has experienced little, if any, raw material spoilage.

In addition to licorice root, Mafco Worldwide also uses intermediary licorice extracts and licorice derivatives produced by Mafco Worldwide’s facilities in ZFTZ and purchases licorice extracts and derivatives from other manufacturers for use as a raw material. These products are available from producers primarily in the People’s Republic of China and Central Asia in quantities sufficient to meet Mafco Worldwide’s current requirements and anticipated requirements for the foreseeable future.

Other raw materials for Mafco Worldwide’s non-licorice products and plant products are commercially available through many domestic and foreign sources.

Operating Strategies

Mafco Worldwide intends to maintain its position as the world leader in licorice products by continuing to manufacture high quality licorice extracts and derivatives to meet its customer’s strict quality requirements and by providing a high level of security of supply and superior service to its customers. In order to accomplish these goals, Mafco Worldwide will continue to make significant investments in licorice raw materials and will continue to operate factories and invest in raw material collection ventures in strategic areas of the world.

Sales and Marketing

All sales in the U.S. (including sales of licorice products to U.S. cigarette manufacturers for use in American blend cigarettes to be exported) are made through Mafco Worldwide’s offices located in Camden, New Jersey or Richmond, Virginia, with technical support from Mafco Worldwide’s research and development department. Outside the U.S., Mafco Worldwide sells its products from its Camden, New Jersey offices, through its French and Chinese subsidiaries, a Chinese joint venture and through exclusive agents as well as independent distributors.

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

In 2007, Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 65% of Mafco Worldwide’s net revenues and approximately 4% of the Company’s consolidated net revenues on a pro forma basis for the Harland Acquisition. One customer, Altria Group Inc., accounted for approximately 35% of Mafco Worldwide’s 2007 net revenues and approximately 2% of the Company’s consolidated net revenues on a pro forma basis for the Harland Acquisition. If Altria Group Inc. or its successors were to stop purchasing licorice from Mafco Worldwide, it would have a significant adverse effect on the financial results of Mafco Worldwide.

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

Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years. Manufacturers of cigarettes are subject to regulation in the U.S. at the federal, state and local levels, as well as in foreign countries. During 2007, the U.S. Senate and House of Representatives each proposed legislation that would provide greater regulatory oversight for the manufacture of tobacco products, including proposals that could grant government agencies the ability to regulate tobacco product additives. Such legislation, if enacted, could potentially limit the type or quantity of additives that may be used in the manufacture of tobacco products in the U.S. Changing public attitudes toward tobacco products, a constant expansion of tobacco regulations in a number of countries and an increase in excise and other taxes on cigarettes have all contributed to this worldwide decline in consumption of American blend cigarettes. Moreover, the trend is toward increasing regulation of the tobacco industry. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images and product constituent limitations.

Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. Domestic consumption of chewing tobacco products has declined by approximately 4% to 5% per year over the past five years. Chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco. Consumption of moist snuff has increased approximately 4% to 5% per year over the past five years.

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

The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased or proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. Proposals to increase taxes on tobacco products are also pending in both the U.S. and in foreign countries. Mafco Worldwide is unable to predict the likelihood of enactment of such proposals or the extent to which enactment of such proposals would affect tobacco sales. A significant reduction in consumption of cigarettes and other tobacco products could have a material adverse effect on Mafco Worldwide.

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

Seasonality in Business

The licorice product business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first six and last two months of the year.

Employees

At December 31, 2007, Mafco Worldwide had approximately 384 employees. Mafco Worldwide has 162 employees covered under collective bargaining agreements. The Mafco Worldwide collective bargaining agreement covering employees at the Camden, New Jersey facility expires at the end of May 2008. Management of Mafco Worldwide believes that employee relations are good.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2007, the Company incurred or expected to incur approximately $1.0 million of costs related to asbestos-related claims not subject to the arrangements described above (the ‘‘Remaining Claims’’), as to which it either has received or expects to receive approximately $0.8 million in insurance reimbursements. Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

Federal-Mogul Corporation purchased the Friction Buyer in October 1998. In October 2001, the Friction Buyer filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its obligations to Pneumo Abex. The Friction Guarantor guaranteed performance of the Friction Buyer’s obligations, however, and, since the Friction Buyer’s bankruptcy filing, has been fulfilling the Friction Buyer’s obligations. In November 2006, the Company entered into a series of agreements with the Friction Buyer, the Friction Guarantor and others that proposed a settlement of the Company’s claims against the Friction Buyer relating to the 1994 sale transaction as part of the bankruptcy reorganization of the Friction Buyer. If the transactions outlined in the agreements are approved by the courts overseeing the Friction Buyer’s bankruptcy and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust to be created in connection with the Friction Buyer’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 million to the trust, and the Friction Guarantor would pay $246.0 million to the trust and issue a 25-year note to the trust for the payment of $500.0 million, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Friction Buyer’s assumption, and (iv) one or more court-ordered injunctions would bar the assertion of any claim arising out of the asbestos-related claims subject to the Friction Buyer’s assumption from being asserted against the Company, the Friction Buyer or the Friction Guarantor (items (a)(i) through (a)(iv) collectively, the ‘‘Plan A Settlement’’) or (b) under certain conditions set forth in the agreements relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 million from the Friction Buyer’s bankruptcy estate, (ii) the Friction Buyer would be relieved of its obligations, and (iii) the Friction Guarantor would continue to honor its guaranty obligation and receive $138.0 million from the Friction Buyer’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the ‘‘Plan B Settlement’’). Both the Plan A Settlement and the Plan B Settlement are subject to various contingencies, including, in the case of the Plan A Settlement, bankruptcy court approval. In December 2007, the Friction Buyer consummated its bankruptcy plan of reorganization, and was discharged from its obligations to Pneumo Abex. This discharge did not affect the Friction Guarantor’s obligation. Pursuant to the terms of the plan of reorganization, and pending a resolution of the Plan A Settlement, the amounts payable under the Plan B Settlement have been placed in escrow. As of the filing of this Annual Report on Form 10-K, the Plan A Settlement remains under submission to the court overseeing the Friction Buyer’s bankruptcy. No assurance can be given regarding whether the Plan A Settlement can or will be consummated.

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

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings’ businesses. In the stock purchase agreement executed in connection with the acquisition of Clarke American by the Company, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify the Company and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees.

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

Availability of Reports

Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to the Securities and Exchange Act of 1934 are available on the Company’s website, www.mandfworldwide.com, without charge and as soon as reasonably practicable after the Company files such materials with or furnishes such materials to the Securities and Exchange Commission.

Item 1A.    Risk Factors

M & F Worldwide’s holding company structure could limit its ability to pay its expenses and dividends on its common stock.

M & F Worldwide is a holding company whose only material assets are the stock of its subsidiaries, approximately $17.0 million in cash and cash equivalents and $40.0 million in marketable securities as of December 31, 2007. M & F Worldwide conducts all of its operations through its operating subsidiaries. M & F Worldwide’s ability to pay its expenses and dividends on its common stock depends on its cash and cash equivalents and marketable securities on hand and on the payment of dividends and tax sharing payments to it by Harland Clarke Holdings and Mafco Worldwide. Payments to M & F Worldwide by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and whether they meet the criteria to make dividend payments under the instruments governing their indebtedness.

Risks Related to Our Substantial Indebtedness

Our subsidiaries have substantial indebtedness, which may adversely affect our ability to operate our businesses and prevent our subsidiaries from fulfilling their obligations under their respective debt agreements.

As of December 31, 2007, Harland Clarke Holdings had total indebtedness of $2,409.9 million (including $3.9 million of capital lease obligations and other indebtedness), and $84.2 million of additional availability under the Harland Clarke Holdings revolving credit facility (after giving effect to the issuance of $15.8 million of letters of credit). As of December 31, 2007, Mafco Worldwide had total indebtedness of $65.7 million and $14.7 million of additional availability under the Mafco Worldwide revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). In addition, under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of Harland Clarke Holdings’ senior secured credit facilities and notes allow it to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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

In connection with the purchase of the remaining 50% of a joint venture in July 2007, Mafco Worldwide entered into the first amendment to the Mafco Worldwide credit facilities. The amendment provided for, among other things, Mafco Worldwide’s ability to make certain earnout payments, if any, and the incorporation of such earnout payments into the excess cash flow calculation.

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

Despite our subsidiaries’ current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. Additional indebtedness could exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of Harland Clarke Holdings’ senior secured credit facilities, the indenture governing Harland Clarke Holdings’ senior notes and the terms of Mafco Worldwide’s credit facilities do not fully prohibit Harland Clarke Holdings or Mafco Worldwide from doing so. In addition, as of December 31, 2007, there was $84.2 million of additional availability under Harland Clarke Holdings’ $100.0 million revolving credit facility (after giving effect to the issuance of $15.8 million of letters of credit) and $14.7 million of additional availability under Mafco Worldwide’s $15.0 million revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). Under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness under its senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of Harland Clarke Holdings’ senior secured credit facilities and senior notes allow Harland Clarke Holdings to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Covenant restrictions under our subsidiaries’ indebtedness may limit each subsidiary’s ability to operate its respective business.

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

In addition, Harland Clarke Holdings’ and Mafco Worldwide’s respective credit facilities contain covenants requiring them to maintain financial ratios, including, with respect to Harland Clarke Holdings, a maximum consolidated secured leverage ratio for the benefit of the lenders under its revolving credit facility only and with respect to Mafco Worldwide, a maximum total debt ratio and a minimum consolidated interest expense ratio. These restrictions may limit Harland Clarke Holdings’ and Mafco Worldwide’s ability to operate their respective businesses and may prohibit or limit their ability to enhance their operations or take advantage of potential business opportunities as they arise.

Risks Related to Our Business

We may not be able to successfully integrate Harland’s business, and we may not be able to achieve the cost savings or synergies we currently expect, which could have a material and adverse effect on our business, prospects, results of operations and financial condition.

Although each of Clarke American and Harland had acquired and integrated businesses in the past, we may not be able to successfully integrate Harland’s business. The process of integrating acquired businesses involves numerous risks, including, among others:

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

In addition, it may cost more than we have anticipated to achieve synergies, and we may not be able to achieve the expected cost savings and synergies to the degree or at the times we currently expect, or at all.

The acquisition of Harland has also greatly increased the size of our company, and we may be unable to manage the increase in scale successfully. The failure to manage the increase in scale successfully could have a material and adverse effect on our business, prospects, results of operations and financial condition.

We may not be able to retain all of Clarke American’s and Harland’s historical clients, which may have a material, adverse effect on our business prospects, results of operations and financial condition.

For various reasons, the clients of Clarke American or Harland prior to the Harland Acquisition may not remain as our clients in the combined company. A number of our Harland Clarke segment’s historical contracts are terminable upon short notice or at will. Furthermore, change of control, non-competition and other provisions in certain of our contracts may have given clients the right to terminate those contracts as a result of the Harland Acquisition. The loss of a significant number of clients as a result of the Harland Acquisition may have a material, adverse effect on our business prospects, results of operations and financial condition.

Account data breaches involving stored client data or misuse of such data could adversely affect our reputation, revenues, profits and growth.

We, our clients, and other third parties store customer account information relating to our Harland Clarke segment’s checks. In addition, a number of clients use our Harland Financial Solutions products and Scantron products to store and manage sensitive customer and student information. Scantron also provides services which involve the storage of non-public customer information. Any breach of the systems on which sensitive customer data and account information are stored or archived and any misuse by our own employees, by employees of data archiving services or by other unauthorized users of such data could lead to fraudulent activity involving our clients and our financial institution clients’ customers’ information and/or funds, damage the reputation of our brands and result in claims against us. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and could have a material adverse impact on our transaction volumes, revenue and future growth prospects. In addition, such breaches could adversely affect our financial institution clients’ perception as to our reliability, and could lead to the termination of client contracts.

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

The use of our Scantron products to store and manage student and other educational data may be subject to The Family Education Rights and Privacy Act of 1974, commonly known as FERPA, which is a federal law that protects the privacy of student education records in connection with Scantron’s web-based assessment services. Many states have enacted similar laws to protect the privacy of student data. The operation of websites by Scantron that are accessed by children under the age of 13 is subject to the Children’s Online Privacy Protection Act of 1998, commonly known as COPPA. The collection of patient data through Scantron’s survey services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. Scantron is also subject to the Gramm-Leach-Bliley Act.

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

We use sophisticated software and computing systems to process check orders for clients of our Harland Clarke, Harland Financial Solutions and Scantron segments. We may experience difficulties in installing or integrating our technologies on platforms used by our clients. Furthermore, certain financial institution clients of our Harland Clarke segment have integrated certain components of their systems with ours, permitting our operators to effect certain operations directly into our financial institution clients’ customers’ accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

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

A significant portion of our revenues are derived from the sale of products by our Harland Clarke segment bearing third party trademarks or designs pursuant to royalty-bearing licenses. Typically, these licenses are for a term of between two and three years, and some licenses may be terminated at the licensor’s option upon a change of control. There can be no guarantee that such licenses will be renewed or will continue to be available to us on terms that would allow us to continue to sell the licensed products profitably.

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

We are dependent upon third-party providers for significant information technology needs, and an interruption of services from these providers could materially and adversely affect our operations.

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

Our business is largely driven by the personal relationships of our senior management teams. Despite executing employment agreements with certain members of our senior management team,

these individuals may discontinue service with us and we may not be able to find individuals to replace them at the same cost, or at all. We have not obtained key person insurance for any member of our senior management team. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.

We face uncertainty with respect to future acquisitions, and unsuitable or unsuccessful acquisitions could materially and adversely affect our business, prospects, results of operations and financial condition.

We have acquired complementary businesses in the past, and we may pursue acquisitions of complementary businesses in the future. On February 22, 2008, we completed the acquisition of Pearson plc’s Data Management business. We may be unable to successfully integrate the acquired business or retain management, key employees and/or customers, and this acquisition may prove to be unsuccessful. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether future acquisitions, even if completed, will be successful. Future acquisitions by us could result in the incurrence of contingent liabilities, debt or amortization expenses relating to intangible assets which could materially adversely affect our business, results of operations and financial condition. Moreover, the success of any past or future acquisition will depend upon our ability to integrate effectively the acquired businesses.

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

Our business is exposed to changes in interest rates.

We are exposed to changes in interest rates on our variable rate debt. A hypothetical 10% increase in the interest rates applicable to debt outstanding at December 31, 2007 would result in an increase to interest expense of approximately $11.1 million per year. Adverse interest rate changes could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the success of our research and development and the failure to develop new and improved products could adversely affect its business.

We have in the past made, and intend to continue in the future to make, investments in research and development in order to enable us to identify and develop new products. The development process for new products can be lengthy. Despite investments in this area, our research and development may not result in the discovery or successful development of new products. The success of our new product offerings will depend on several factors, including its ability to:

•	accurately anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	obtain necessary regulatory approvals;

•	differentiate our products from competitors’ products; and

•	use our research and development budget efficiently.

The continuous introduction of new products is important to our growth. Our financial condition could deteriorate if it we are unable to successfully develop and commercialize new products.

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

Our operations are subject to many existing and proposed federal, state, local and foreign laws and regulations pertaining to pollution and protection of human health and the environment, the violation of which can result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to air emissions; wastewater discharges; occupational safety and health; the generation, handling, treatment, remediation, use, storage, transport, release, and exposure to hazardous substances and wastes. Under certain of these laws and regulations, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. In addition, environmental laws and regulations, and interpretation or enforcement thereof, are constantly evolving and any such changes could impact the business, financial condition or results of operations. Enforcement of these laws and regulations may require the expenditure of material amounts for environmental compliance or cleanup.

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

Holdings is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through Holdings, beneficially owned, as of December 31, 2007, approximately 39.4% of our outstanding common stock. In addition, two of our directors, as well as our senior executives, are affiliated with Holdings. As a result, Holdings and its sole stockholder possess significant influence over our business decisions.

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. According to Global Concepts, Inc., an independent consulting firm hired by the Federal Reserve to analyze check writing patterns, the number of checks written declined at a compound annual rate of approximately 4.0% from 2000 to 2003 and was forecast to decline at a compound annual rate of approximately 3.7% from 2004 to 2009. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2007, on a pro forma basis, financial institutions accounted for approximately 86% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2007 the top 20 clients of our Harland Clarke segment represented approximately 42% of its revenues, with sales to Bank of America representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or ‘‘for cause.’’ A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients, could have a material adverse effect on our revenues and profitability.

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

Risks Related to our Harland Financial Solutions and Scantron Segments

If we fail to continually improve our Harland Financial Solutions and Scantron products, effectively manage our product offerings and introduce new products and service offerings, our competitive position could erode and our business may suffer.

The markets for our Harland Financial Solutions and Scantron products are characterized by technological change, evolving industry standards, changes in client requirements and frequent new product introductions and enhancements. The markets for providing technological solutions to financial institutions, educational organizations and other enterprises have been and continue to be intensely competitive, which requires that we continually improve our existing products and create new products while at the same time controlling our costs. We face intense competition from a number of national, regional and local providers of software, some of whom may have greater financial and other resources than we have, greater familiarity with our prospective clients than we do, or the ability to offer more attractive products and services than we do. Our future success will depend in part upon our ability to:

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

The revenues, cash flows and results of operations of our Harland Financial Solutions segment may be reduced if we need to lower prices or offer other favorable terms on our products and services to meet competitive pressures in the software industry.

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

Mergers, acquisitions and personnel changes at financial institutions may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2007, on a pro forma basis, financial institutions accounted for approximately 83% of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

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

Our business of delivering professional IT services is labor intensive, and, accordingly, our success depends upon our ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. We believe that there is a growing shortage of, and significant competition for, IT professionals in the United States who possess the technical skills and experience necessary to deliver our services, and that such IT professionals are likely to remain a limited resource for the foreseeable future. We believe that, as a result of these factors, we operate within an industry that experiences a significant rate of annual turnover of IT personnel. Our business plans are based on hiring and training a significant number of additional IT professionals each year to meet anticipated turnover and increased staffing needs. Our ability to maintain and renew existing engagements and to obtain new business depends, in large part, on our ability to hire and retain qualified IT professionals. We may not be able to recruit and train a sufficient number of qualified IT professionals, and we may not be successful in retaining current or future employees. Increased hiring by technology companies and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which we operate and hire. Failure to hire and train or retain qualified IT professionals in sufficient numbers could have a material adverse effect on our business, results of operations and financial condition.

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

Our Harland Financial Solutions segment provides services to clients which are subject to government regulations that could constrain its operations.

The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Harland Financial Solutions operations are examined by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively impact our current Harland Financial Solutions’ operations or limit its future growth.

We may not be able to successfully integrate the newly acquired Data Management business, and we may not be able to achieve the cost savings or synergies we currently expect.

Although we have acquired businesses in the past, we may not be able to successfully integrate the Data Management business we acquired on February 22, 2008. We expect the Data Management business to be operated by and integrated with our Scantron business. The process of integrating acquired businesses involves numerous risks, including, among others, difficulties in assimilating operations and products; diversion of management’s attention from other businesses concerns to focus on new businesses and integration issues; risks of operating business in which we have limited or no direct prior experience; potential loss of our key employees or of those of the acquired businesses; potential exposure to unknown liabilities; and possible loss of our clients or of those of the acquired businesses. In addition, it may cost more than we have anticipated to achieve synergies, and we may not be able to achieve the expected cost savings and synergies to the degree or at the times we currently expect, or at all.

We may not be able to successfully develop new products and services for our Scantron segment, and those products and services may not receive widespread acceptance. As a result, the business, prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

The data collection and educational testing industry has also changed significantly during recent years due to technological advances and regulatory changes, including NCLB, and we need to successfully develop new products and solutions in our Scantron segment to respond to those changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new testing methods and technologies depends on the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates and competition, all of which could have a negative impact on our business. If we are not able to adopt new electronic data collection solutions at a rate that keeps pace with other technological advances, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

Budget deficits may reduce funding available for Scantron products and services and have a negative impact on our revenue.

Our Scantron segment derives a significant portion of its revenues from public schools and colleges, which are heavily dependent on local, state and federal governments for financial support. Government budget deficits may negatively impact the availability of funding for Scantron products. Budget deficits experienced by schools or colleges may also cause those institutions to react negatively to future price increases for Scantron products. If budget deficits significantly reduce funding available for Scantron products and services, our revenue could be negatively impacted.

If we are not able to obtain paper and other supplies at acceptable quantities and prices, our revenue could be negatively impacted.

Our Scantron segment purchases a majority of its paper from one supplier. Scantron purchases scanner components from equipment manufacturers, supply firms and others. Scantron may not be able to purchase those supplies in adequate quantities or at acceptable prices. If Scantron is forced to obtain paper and other supplies at higher prices or lower quantities, our revenue could be negatively impacted.

Risks Related to Mafco Worldwide’s Business and Industry

Mafco Worldwide’s business is heavily dependent on sales to the worldwide tobacco industry, and negative developments and trends within the tobacco industry could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

In 2007, approximately 67% of Mafco Worldwide’s licorice sales and 5% of the Company’s consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Negative developments and trends within the tobacco industry, such as those described below, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

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

Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels. There has been a constant expansion of tobacco regulation in the U.S. since the early 1970s and this trend is likely to continue. During 2007, the U.S. Senate and House of Representatives each proposed legislation that would provide greater regulatory oversight for the manufacture of tobacco products including proposals that could grant government agencies the ability to regulate tobacco product additives. Such legislation, if enacted, could potentially limit the type or quantity of additives that may be used in the manufacture of tobacco products in the U.S. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images and product constituent limitations. The sale and use of tobacco products has been subject to opposition from government and health officials in the U.S. for more than 40 years, and more recently in other countries due to claims that tobacco consumption is harmful to an individual’s health. In addition, the World Health Organization has identified smoking as a significant world health risk. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state, federal and foreign regulation of tobacco products have resulted in lower tobacco consumption, which is likely to continue in the future, and could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

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

In recent years, federal, state, local and foreign governments have increased or proposed increases to excise taxes on tobacco products as a means of both raising revenue and discouraging the consumption of such products. Proposals to increase taxes on tobacco products are also pending in both U.S. and in foreign countries. Substantial increases in excise taxes on tobacco products have reduced, and are likely to continue to reduce, the demand for tobacco products, which could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

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

Changes in regulations regarding licorice confection may reduce Mafco Worldwide’s sales and profits.

Licorice confections are primarily purchased by consumers in the European Union. The European Union is currently evaluating the implementation of regulations that would impose limitations on certain chemical substances commonly found in licorice root and licorice extracts. If enacted, these new regulations could potentially result in decreased demand for Mafco Worldwide’s products from its confectionary customers in the European Union. Sales of licorice extracts to confectionary customers in the European Union totaled $13.8 million for the year ended December 31, 2007.

Competition and consolidation in the specialty sweetener industry may reduce Mafco Worldwide’s sales and profit margins.

The non-nutritive sweetener industry is a highly competitive industry. Mafco Worldwide competes with companies that have greater capital resources, facilities and diversity of product lines. Increased competition as to Mafco Worldwide’s products could result in decreased demand for its products, reduced volumes and/or prices, each of which would reduce Mafco Worldwide’s sales and margins and have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

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

In 2007, Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 65% of its net revenues, with sales to Altria Group Inc. representing a significant portion of such net revenues. If Altria Group Inc., its successors or any of Mafco Worldwide’s other significant customers were to stop purchasing licorice products from Mafco Worldwide, it would have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

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

Mafco Worldwide is dependent on its relationships with suppliers of licorice root. Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. Most of the licorice root Mafco Worldwide purchases originates in Afghanistan, the Peoples’s Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan and Turkmenistan. During 2007, one of Mafco Worldwide’s suppliers of licorice root supplied approximately 35% of its total root purchases. Mafco Worldwide also purchases licorice extracts and licorice derivatives. If any material licorice root supplier or any other material supplier modifies its relationship with Mafco Worldwide, such a loss, reduction or modification could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Fluctuations in costs of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

The price of licorice root and intermediary licorice extracts increased significantly during 2007. Prior to this, the price of licorice root and intermediary licorice extract had been relatively stable for several years. The price of licorice root and intermediary licorice extract are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries where Mafco Worldwide’s suppliers are located. Although Mafco Worldwide often enters into purchase contracts for these products, significant or prolonged increases in the prices of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide is subject to risks associated with economic, climatic or political instability in countries in which Mafco Worldwide sources licorice root and intermediary licorice extract.

Most of the licorice root Mafco Worldwide processes originates in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan and Turkey. Producers of intermediary licorice extract are located primarily in the People’s Republic of China, Iraq and Central Asia. Mafco Worldwide’s wholly owned derivative manufacturing facility, the primary source of Mafco Worldwide’s licorice derivatives, is located in the People’s Republic of China. These countries and regions have, from time to time, been subject to political instability, corruption and violence. Economic, climatic or political instability in these countries and regions could result in reduced supply, material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import or export quotas, embargos, sanctions, significant raw material price increases or exposure to liability under the Foreign Corrupt Practices Act and could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition. Furthermore, military action in Iraq and Afghanistan, increasing military tension involving Pakistan, as well as the terrorist attacks of September 11, 2001 and subsequent threats of terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the countries and regions from which Mafco Worldwide’s raw materials originate. Acts of terrorism and threats of armed conflicts in or around these countries and regions could adversely affect Mafco Worldwide’s business, results of operations and financial condition in ways the Company cannot predict at this time.

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

Mafco Worldwide’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 22% of Mafco Worldwide’s sales were from international operations in 2007. Mafco Worldwide’s primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and the U.S. dollar versus the Chinese Yuan. Changes in currency exchange rates could also affect the relative prices at which Mafco Worldwide and its foreign competitors sell products in the same market. Adverse foreign currency fluctuations could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide is also exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to debt outstanding at December 31, 2007 would result in an increase to interest expense of approximately $0.3 million per year. Adverse interest rate changes could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Risks Relating to the Company’s Investments

Negative conditions in the global credit markets may impair the liquidity of a portion of our investments in auction rate securities

The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities. The Company’s investments included $40.0 million of auction rate securities (‘‘ARS’’) held by M & F Worldwide as of December 31, 2007 and the date of this filing. These investments are classified as available-for-sale and are reported as current assets on the accompanying consolidated balance sheet at market value. These types of ARS investments are backed by student loans and all have credit ratings of AAA or Aaa. The Company does not own any other type of ARS investments.

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction (also known as failure to settle) for ARS investments backed by student loans, including auctions for ARS investments held by M & F Worldwide. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. The Company believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. Management does not believe that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments.

Item 1B.    Unresolved Staff Comments

On April 10, 2007, the Division of Corporation Finance of the Securities and Exchange Commission (the ‘‘SEC’’) sent the Company a letter informing it that the SEC had reviewed its Annual Report on Form 10-K for the year ended December 31, 2006 (the ‘‘2006 Form 10-K’’). In the letter, the SEC raised a question with respect to the Company’s accounting and related disclosures for the contingent claims asserted against the Company’s indirect, wholly owned subsidiary, Pneumo Abex LLC, and requested that the Company either provide it with information explaining why such accounting and disclosures were correct or amend the 2006 Form 10-K. Following an exchange of correspondence and a teleconference with members of the SEC staff, the SEC completed its review without further comment.

Item 2.    Properties

Harland Clarke is headquartered in San Antonio, Texas and has a regional headquarters in Atlanta, Georgia. Harland Financial Solutions is headquartered in Lake Mary, Florida. Scantron is headquartered in Irvine, California. Mafco Worldwide is headquartered in Camden, New Jersey. The principal properties for each segment are as follows:

Harland Clarke

Location	Use	Approximate Floor Space (Square Feet)	Leased/ owned status
Atlanta, GA	Holding Company Headquarters and Harland Clarke Regional Headquarters for Administration, Sales and Marketing	96,400	Owned
Atlanta, GA	Information Technology	36,000	Owned
Atlanta, GA (a)	Operations Support	54,000	Owned
Atlanta, GA (a)	Printing	132,300	Owned
Atlanta, GA	Contact Center	33,000	Leased
Bolingbrook, IL	Printing	120,000	Leased
Boulder City, NV	Administration and Production	4,000	Leased
Charlotte, NC	Printing	38,120	Leased
Charlotte, NC	Administration	4,906	Leased
Clayton, MO	Services	3,648	Leased
Clearwater, FL (a)	Printing	61,200	Owned
Columbia, SC (a)	Printing	92,500	Owned
Des Moines, IA	Printing	62,250	Leased
Glen Burnie, MD	Printing	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Greensboro, NC	Printing	66,250	Owned
Harrisburg, PA (a)	Contact Center	4,465	Leased
Hato Rey, Puerto Rico	Printing	22,125	Leased
Hato Rey, Puerto Rico	Sales	2,356	Leased
Jeffersonville, IN	Printing	141,332	Leased
Knoxville, TN (a)	Contact Center	3,014	Leased
Louisville, KY	Printing	50,000	Leased
Milton, WA	Printing	87,640	Leased
Mounds View, MN	Printing, Administration, Development and Support, Sales, Marketing and Contact Center	81,490	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
Salt Lake City, UT (a)	Contact Center	18,120	Leased
Salt Lake City, UT (a)	Contact Center	12,856	Leased
Salt Lake City, UT	Parking Lot	87,120	Leased
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	2,137	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
Simi Valley, CA (a)	Contact Center	3,186	Leased
Syracuse, NY	Printing	28,055	Owned

(a)	To be closed in 2008.

Harland Financial Solutions

Location	Use	Approximate Floor Space (Square Feet)	Leased/ Owned Status
Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	5,500	Leased
Bothell, WA	Development and Support	66,519	Leased
Carmel, IN	Development and Support	5,931	Leased
Cincinnati, OH	Administration and Service Bureau	63,901	Leased
Cincinnati, OH	Administration and Production	9,295	Leased
Clive, IA	Service Bureau	36,466	Leased
Cotuit, MA	Development and Support	3,200	Leased
Denver, CO	Development and Support	34,167	Leased
Englewood, CO	Development and Support	28,800	Leased
Fargo, ND	Development and Support	19,745	Leased
Grand Rapids, MI	Development and Support	5,703	Leased
Lake Mary, FL	Corporate Headquarters	80,390	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
Orlando, FL	Processing	14,800	Leased
Pleasanton, CA	Development and Support	49,115	Leased
Portland, OR	Development and Support	79,089	Leased
Tel Aviv, Israel	Development and Support	4,693	Leased
Toronto, Ontario	Field Services	635	Leased

Scantron

Location	Use	Approximate Floor Space (Square Feet)	Leased/ Owned Status
Irvine, CA	Corporate Headquarters	126,497	Leased
San Diego, CA	Development and Support	15,032	Leased

Mafco Worldwide

Location	Use	Approximate Floor Space (Square Feet)	Leased/ Owned Status
Camden, NJ	Licorice Manufacturing, Warehousing and Administration	390,000	Owned
Pennsauken, NJ	Warehousing	40,000	Leased
Camden, NJ	Warehousing	48,000	Leased
Gardanne, France	Licorice Manufacturing and Administration	48,900	Owned
Richmond, VA	Manufacturing and Administration for Non-licorice products	65,000	Owned
Zhangijagang, China	Licorice Extract Blending and Licorice Derivative Manufacturing, Warehousing and Administration	55,563	Owned
Zhangjiagang, China	Warehousing	16,146	Leased
Shanghai, China	Administration	1,352	Leased
Xianyang, China	Administration	743	Leased

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

See Item 1. Business: Mafco Worldwide -The Tobacco Industry; and Non-Operating Contingent Claims, Indemnification and Insurance Matters.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

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

	High	Low
Calendar 2006
First Quarter	$17.30	$14.13
Second Quarter	16.47	13.27
Third Quarter	17.62	14.70
Fourth Quarter	26.17	14.96
Calendar 2007
First Quarter	$47.61	$25.56
Second Quarter	68.69	48.48
Third Quarter	68.89	50.07
Fourth Quarter	57.41	46.21

The number of holders of record of the M & F Worldwide common stock as of February 19, 2008 was 5,379.

M & F Worldwide has not paid any cash dividend on the M & F Worldwide common stock to date and does not intend to pay regular cash dividends on the M & F Worldwide common stock. M & F Worldwide’s Board of Directors will review M & F Worldwide’s dividend policy from time to time in light of M & F Worldwide’s results of operations and financial position and such other business considerations as the Board of Directors considers relevant. Mafco Worldwide’s credit agreement and Harland Clarke Holdings’ credit agreement and indenture limit Mafco Worldwide’s and Harland Clarke Holdings’ respective ability to pay dividends to M & F Worldwide, which in turn may limit the ability of M & F Worldwide to pay dividends. See Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and the notes to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During the fourth quarter of 2007, M & F Worldwide did not repurchase any of its equity securities.

The Chief Executive Officer of M & F Worldwide certified to the NYSE in June 2007 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Common Stock Performance

The graph and table set forth below present a comparison of cumulative stockholder return through December 31, 2007, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2002 in each of (i) the M & F Worldwide common stock, (ii) the S&P 500 Composite Index (the ‘‘S&P 500 Index’’), (iii) Deluxe Corporation common stock, and (iv) R.R. Donnelley & Sons Co. common stock.

Comparison of Cumulative Total Return Among the Company’s Common Stock, the S&P 500 Index, Deluxe Corporation Common Stock and R.R. Donnelley & Sons Co. Common Stock

Value of Initial Investment	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
M & F Worldwide Corp.	$100.00	$247.41	$252.24	$302.26	$467.84	$997.32
S&P 500 Index	$100.00	$128.86	$142.67	$149.65	$173.28	$182.81
Deluxe Corporation	$100.00	$101.62	$95.15	$80.15	$71.03	$95.37
R.R. Donnelley & Sons Co.	$100.00	$144.57	$174.84	$174.67	$187.20	$204.32

Item 6.	Selected Financial Data

The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2007.

On May 1, 2007, the Company purchased 100% of the issued and outstanding shares of Harland. On December 15, 2005, the Company purchased 100% of the issued and outstanding shares of Novar USA, Inc., which was the predecessor to Clarke American. The accounts and results of the related acquired operations are included in the Company’s consolidated results from the respective dates of acquisition.

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Company’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007(a)	2006	2005(b)	2004	2003
	(in millions, except per share amounts)
Statement of Operations Data:
Net revenues	$1,472.8	$722.0	$121.4	$93.4	$95.7
Cost of revenues	889.3	439.2	66.5	45.1	46.3
Gross profit	583.5	282.8	54.9	48.3	49.4
Selling, general and administrative expenses	360.6	162.0	21.4	17.2	16.3
Restructuring costs	5.6	3.3	—	—	—
Operating income	217.3	117.5	33.5	31.1	33.1
Interest expense, net	(163.3)	(65.3)	(1.5)	(2.3)	(2.8)
Loss on early extinguishment of debt	(54.6)	—	—	—	—
Other income (expense), net	0.1	—	3.9	—	2.8
(Loss) income from continuing operations before income taxes	(0.5)	52.2	35.9	28.8	33.1
Provision for income taxes	3.7	16.0	11.9	3.6	10.5
(Loss) income from continuing operations	(4.2)	36.2	24.0	25.2	22.6
Gain from operations of discontinued business, net of taxes of $0.6 in 2003	—	—	—	—	0.6
Net (loss) income	$(4.2)	$36.2	$24.0	$25.2	$23.2
Basic (loss) earnings per common share:
Undistributed earnings from continuing operations	$(0.20)	$1.82	$1.25	$1.35	$1.23
Undistributed earnings from discontinued operations	—	—	—	—	0.04
Total common stock	$(0.20)	$1.82	$1.25	$1.35	$1.27
Diluted (loss) earnings per common share:
Undistributed earnings from continuing operations	$(0.20)	$1.78	$1.21	$1.26	$1.18
Undistributed earnings from discontinued operations	—	—	—	—	0.03
Total common stock	$(0.20)	$1.78	$1.21	$1.26	$1.21

	December 31,
	2007(a)	2006	2005(b)	2004	2003
	(in millions)
Balance Sheet Data:
Total assets	$3,811.7	$1,455.4	$1,462.1	$376.5	$382.4
Long-term debt including current portion and short-term borrowings(c)	2,475.6	692.7	733.2	—	34.6
Stockholders’ equity	405.5	410.5	361.4	340.2	304.7

(a)	Includes the results of operations of John H. Harland Company from the date of its acquisition on May 1, 2007. (See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(b)	Includes the results of operations of Clarke American from the date of its acquisition on December 15, 2005. (See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(c)	Includes capital leases of $3.4 million and $4.6 million at December 31, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. ‘‘Selected Financial Data’’ and the M & F Worldwide consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview of Business

M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings, formerly known as Clarke American, and Mafco Worldwide. As a result of the acquisition of Harland, which was completed on May 1, 2007, the Company’s business and corporate structure was reorganized along the following four business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American and Harland), Harland Financial Solutions, Scantron and Licorice Products.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment, which is comprised of operations acquired from Harland, provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment, which is comprised of operations acquired from Harland, provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 67% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. In addition, Mafco Worldwide manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

Recent Developments

On February 13, 2008, M & F Worldwide entered into a Membership Interest Purchase Agreement (the ‘‘Purchase Agreement’’), with Pearson Inc. and NCS Pearson, Inc. (‘‘NCS Pearson’’), pursuant to which, upon the terms and subject to the conditions set forth therein, M & F Worldwide or its designee would purchase all of the limited liability membership interests of Data Management I LLC (‘‘Data Management’’), a wholly owned subsidiary of NCS Pearson, for $225.0 million in cash, subject to post-closing adjustments (the ‘‘Data Management Purchase’’). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanners and related software, and provides survey consulting and tracking services, including medical device tracking, to corporate and government clients. Prior to the completion of the Data Management Purchase, M & F Worldwide assigned the Purchase Agreement to its indirect wholly owned subsidiary, Scantron Corporation, which completed the Data Management Purchase on February 22, 2008. Upon completion of the Data Management Purchase, Data Management became a wholly owned subsidiary of Scantron Corporation. The Company financed the Data Management Purchase and related fees and expenses with available cash at Harland Clarke Holdings. In connection with the Data Management Purchase, the Company paid $2.0 million to Holdings for its services in sourcing, analyzing, negotiating and executing the Data Management acquisition.

The Harland Acquisition

On May 1, 2007, the Company consummated an agreement and plan of merger with Harland, pursuant to which a wholly owned subsidiary of the Company merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American (the ‘‘Harland Acquisition’’). The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland. Subsequent to the completion of the Harland Acquisition, Clarke American was renamed Harland Clarke Holdings on May 2, 2007.

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

The Harland Acquisition and related financing transactions have greatly increased the Company’s revenues, cost of revenues, selling, general and administrative expenses and interest expense. As a result of the application of purchase accounting under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations,’’ the Company’s depreciation and amortization expense has also increased significantly.

Having completed the Harland Acquisition, the Company is focused on improving operating margins by reducing selling general and administrative expenses, shared services costs and cost of sales.

The Clarke American Acquisition

On October 31, 2005, M & F Worldwide and Honeywell International, Inc. (‘‘Honeywell’’) entered into a stock purchase agreement in which M & F Worldwide agreed to purchase 100% of the capital stock of Novar USA, Inc. (‘‘Novar’’), a wholly owned subsidiary of Honeywell and the indirect parent of the business of Clarke American, for a cash purchase price of $800.0 million (the ‘‘Clarke American Acquisition’’). In connection with the Clarke American Acquisition, M & F Worldwide formed CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide.

The business of Clarke American was owned by Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. In connection with the Clarke American Acquisition, Novar and its subsidiaries completed a series of merger transactions to eliminate certain intermediate holding companies. Concurrent with the Clarke American Acquisition, Novar and CA Investment Corp. completed a series of merger transactions, with CA Investment Corp. as the surviving entity. On December 15, 2005, CA Investment Corp. purchased 100% of the capital stock of Novar and was renamed Clarke American.

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

The Company accounted for the Clarke American Acquisition as a purchase, in accordance with the provisions of SFAS No. 141, which resulted in valuations for Clarke American’s consolidated assets and liabilities based on fair values as of the date of the Clarke American Acquisition.

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the U.S.

The financial institution outsourcing services industry is highly competitive and fragmented with quality and breadth of service offerings and strength of customer relationships among the key competitive factors. Within this category, Harland Clarke competes with large outsourcing service providers that offer a wide variety of services including those that compete with Harland Clarke’s primary offerings — specifically payment services, marketing services, and teleservices. There are also other competitors that specialize in providing one or more of these services.

The Harland Clarke segment’s operating results are also modestly impacted by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also impacts revenues through the number of new checking accounts being opened. To a lesser degree, business confidence impacts a portion of the Harland Clarke segment.

Harland Financial Solutions

Harland Financial Solutions’ operating results are impacted by the overall demand for our products, software and related service which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients.

The markets for our Harland Financial Solutions products are characterized by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions and enhancements. The markets for providing technological solutions to financial institutions and other enterprises requires that we continually improve our existing products and create new products while at the same time controlling our costs to remain price competitive.

The market for providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several domestic and international companies. There are also other competitors that offer one or more specialized products or services that compete with Harland Financial Solutions. Some of our competitors have advantages over Harland Financial Solutions due to their significant worldwide presence, longer operating and product development history, larger installed client base, and substantially greater financial, technical and marketing. In response to competition, Harland Financial Solutions has been required in the past, and may be required in the future, to furnish additional discounts to clients, otherwise modify pricing practices or offer more favorable payment terms or more favorable contractual implementation terms.

Scantron

While the number of tests given annually in K-12 and higher education markets continue to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Scantron believes the change in demand is caused by the offering of new methods such as internet-based on-line, PDA, plain-paper scanners and other data collection technologies.

Data collection for non-testing applications such as surveys is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widely spread. Changes in educational funding can impact the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products.

Mafco Worldwide

Developments and trends within the tobacco industry may have a material effect on the operations of Mafco Worldwide. Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years. Changing public attitudes toward tobacco products, an increase in excise and other taxes on cigarettes and a constant expansion of tobacco regulations in a number of countries have contributed significantly to this worldwide decline in consumption. Consumption of chewing tobacco and moist snuff is concentrated primarily in the U.S. Domestic consumption of chewing tobacco products has declined by approximately 4% to 5% per year over the past five years. Moist snuff consumption has increased approximately 4% to 5% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco.

Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels, as well as in foreign countries. During 2007, the U.S. Senate and House of Representatives each proposed legislation that would provide greater regulatory oversight for the manufacture of tobacco products including proposals that could grant government agencies the ability to regulate tobacco product additives. Such legislation, if enacted, could potentially limit the type or quantity of additives that may be used in the manufacture of tobacco products in the U.S. Together with changing public attitudes toward tobacco products, a constant expansion of tobacco regulations worldwide has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images, product constituent limitations and a general increase in taxes.

Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. In part, as a result of settlements in certain of this litigation, the cigarette companies have significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Since 1999, cigarette consumption in the U.S. has decreased due to the higher prices of cigarettes, the increased emphasis on the health effects of cigarettes and the continuing restrictions on smoking areas.

The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased or proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. Proposals to increase taxes on tobacco products are also pending in both the U.S. and in foreign countries.

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

Recognition in Financial Statements,’’ SAB 104, ‘‘Revenue Recognition,’’ and Emerging Issues Task Force (‘‘EITF’’) Issue 00-21 (‘‘EITF 00-21’’), ‘‘Revenue Arrangements with Multiple Deliverables.’’ The application of these pronouncements requires judgment, including, amongst other things, whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (‘‘VSOE’’) of fair value exists for those elements. Customers receive certain elements of the Company’s products and services over time.

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

The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

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

Revenues for direct response marketing services are recognized from the Company’s fixed price direct mail and marketing contracts based on the proportional performance method for specific projects.

Inventories   —   The majority of the Company’s inventories consists of licorice raw materials. Licorice raw materials have an indefinite life as long as they are kept dry; therefore the Company has not been required to establish an obsolescence reserve for licorice. A reserve for the value of the products has not been necessary based on the Company’s lower of cost or market analysis. The Company determines cost by average costing or the first-in, first-out method. The Company also ensures that storage facilities where the raw materials are inventoried are properly safeguarded and maintained to preserve its characteristics.

Advertising   —   Advertising costs, which are recorded in selling, general and administrative expenses, consist primarily of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company. Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons for products offered by Checks In The Mail, a division of the Company’s Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams. Unamortized balances are included in other current and non-current assets in the Company’s consolidated balance sheets.

Income Taxes   —   The Company estimates its actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis, the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for items that it believes could be challenged by these taxing authorities. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (‘‘FIN 48’’), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Long-Lived Assets   —   The Company assesses the impairment of property, plant and equipment, amortizable intangible assets and investment in a joint venture whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of these assets or the strategy for the Company’s overall business; and

•	Significant negative industry or economic trends.

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

The Company measures impairment of its indefinite-lived intangible assets, which consist of certain tradenames and trademarks and product formulations, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets at least annually to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management in determining the fair value of the Company’s reporting units and its indefinite lived intangible assets. There is inherent subjectivity involved in estimating future cash flows. These estimates are susceptible to change from period to period because management must make assumptions about future cash flows, profitability, terminal values and other items. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite lived intangible assets in future periods.

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

The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and outside experts, as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. See Item 3. Legal Proceedings; and Note 15 — Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Pensions and Other Postretirement Benefits   —   The Company sponsors defined benefit pension plans, which cover certain current and former Company employees who meet eligibility requirements. Also, as a result of the Harland Acquisition, the Company sponsors unfunded defined benefit postretirement plans that cover certain salaried and nonsalaried former Harland employees. One postretirement benefit plan provides health care benefits and the other provides life insurance benefits. The Company’s actuarial consultants use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on pension plan assets and rate of future

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

Derivative Financial Instruments   —   The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities on the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

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

New Accounting Pronouncements

See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of recent accounting pronouncements on the Company’s financial condition and results of operations.

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

Consolidated Operating Results

On December 15, 2005, the Company acquired Clarke American. Accordingly, the results of Clarke American, subsequently renamed Harland Clarke Holdings, are included in the Company’s results of operations from that date. From December 15, 2005 to May 1, 2007, the Company operated in three business segments: (a) the Financial Institution segment, through which Clarke American provided checks and related products and direct marketing services to financial institutions; (b) the Direct to Consumer segment, through which Clarke American provided checks and related products and services and treasury management supplies directly to consumers and businesses; and (c) the Licorice Products segment, through which Mafco Worldwide produced a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients, which products are sold primarily to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Corporate expenses are expenses of the Company that are not directly attributable to the operating businesses including, among other things, expenses incurred in connection with being a public company.

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

In the tables below, dollars are in millions.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The operating results for the years ended December 31, 2007 and 2006, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland, Peldec and Wei Feng businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2007	2006
Consolidated Net Revenues:
Harland Clarke Segment	$1,104.5	$623.9
Harland Financial Solutions Segment	211.9	—
Scantron Segment	54.7	—
Licorice Products Segment	102.9	98.1
Eliminations	(1.2)	—
Total	$1,472.8	$722.0

Net revenues increased by $750.8 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $699.2 million of the increase.

Net revenues from the Harland Clarke segment increased by $480.6 million to $1,104.5 million in the 2007 period from $623.9 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $433.8 million of the increase. The remaining $46.8 million of the increase was primarily due to higher revenues per unit and an increase in revenues from a large client, partially offset by a decline in units.

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.6 million, $10.2 million and $1.4 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Net revenues from the Licorice Products segment increased by $4.8 million, or 4.9%, to $102.9 million in the 2007 period from $98.1 million in the 2006 period. Magnasweet and licorice derivatives sales increased $3.0 million due to increased shipment volumes and the consolidation of Wei Feng’s third party sales since July 2, 2007. Sales to the worldwide tobacco industry decreased by $0.7 million as the result of a decline in sales of non-licorice products offset by an increase in licorice extract sales. Sales of licorice extracts to non-tobacco customers and other sales increased $2.7 million as a result of increased sales to customers in Asia, the favorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the weaker dollar in the 2007 period versus the 2006 period and an increase in shipment volumes to confectionary customers. Sales of raw materials to Wei Feng prior to it becoming a wholly owned indirect subsidiary of the Company on July 2, 2007 were $2.3 million in the 2007 period and $2.5 million in the 2006 period. Sales from Mafco Worldwide to Wei Feng since July 2, 2007 have been eliminated in consolidation.

Cost of Revenues:

	Year Ended December 31,
	2007	2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$711.8	$388.4
Harland Financial Solutions Segment	93.5	—
Scantron Segment	29.7	—
Licorice Products Segment	55.5	50.8
Eliminations	(1.2)	—
Total	$889.3	$439.2

Cost of revenues increased by $450.1 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $424.8 million of the increase.

Cost of revenues for the Harland Clarke segment increased by $323.4 million to $711.8 million in the 2007 period from $388.4 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $302.7 million of the increase. The remaining $20.7 million of the increase was primarily due to increased delivery expenses. Cost of revenues in the 2007 period includes $49.2 million of amortization expense for intangible assets compared to $27.0 million the prior year. The increase in amortization expense resulted from the addition of amortizable intangible assets recorded in connection with the Harland Acquisition. Cost of revenues in the 2007 period includes $1.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 44.1% and 54.3%, respectively, in the 2007 period. Included in cost of revenues for Harland Financial Solutions and Scantron is amortization expense for intangible assets of $12.1 million and $5.0 million, respectively, recorded in connection with the Harland Acquisition. Cost of revenues in the 2007 period for the Scantron segment includes $3.0 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Cost of revenues for the Licorice Products segment was $55.5 million in the 2007 period and $50.8 million in the 2006 period, an increase of $4.7 million, or 9.3%. The increase in cost of revenues for the Licorice Products segment was due to the increase in sales and the consolidation of Wei Feng’s results since July 2, 2007, as well as increased manufacturing costs, especially raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 53.9% in the 2007 period as compared to 51.8% in the 2006 period.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2007	2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$206.0	$145.2
Harland Financial Solutions Segment	96.2	—
Scantron Segment	18.0	—
Licorice Products Segment	11.9	11.6
Corporate	28.5	5.2
Total	$360.6	$162.0

Selling, general and administrative expenses increased by $198.6 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition, which occurred on May 1, 2007 and accounted for $178.3 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $60.8 million to $206.0 million in the 2007 period from $145.2 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $47.9 million of the increase. The remaining $12.9 million of the increase was primarily due to $8.3 million of incremental incentive compensation expense resulting from improved performance of the business and $3.1 million of impairment adjustments to intangible assets (see Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 18.7% in the 2007 period as compared to 23.3% in the 2006 period.

Selling, general and administrative expenses were $96.2 million and $18.0 million for the 2007 period for the Harland Financial Solutions and Scantron segments, respectively, and relate to operations acquired in the Harland Acquisition.

Selling, general and administrative expenses for the Licorice Products segment were $11.9 million in the 2007 period and $11.6 million in the 2006 period. The increase of $0.3 million was primarily due to higher professional fees.

Corporate selling, general and administrative expenses were $28.5 million in the 2007 period and $5.2 million in the 2006 period, representing an increase of $23.3 million. This increase primarily relates to additional corporate infrastructure costs and management services fees resulting from the increased size of the business subsequent to the Harland Acquisition, increased directors fees, amortization of restricted stock issued on May 30, 2007 and $2.4 million of non-recurring retention bonus expenses.

Restructuring Costs

During the 2007 period, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $5.6 million of restructuring costs, net of adjustments, for the Harland Clarke segment in the 2007 period related primarily to this initiative, as well as a restructuring plan implemented prior to the Harland Acquisition, which combined resulted in the closure of two printing plants and a contact center, as well as costs to redefine sales territories and consolidate sales divisions. The Company also recorded $21.9 of restructuring costs in the purchase accounting for the Harland Acquisition (see Notes 3 and 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded $3.3 million of restructuring costs for the

Harland Clarke segment in the 2006 period related to changes in the senior leadership structure and other costs related to reductions in workforce.

Interest Income

Interest income was $9.4 million in the 2007 period as compared to $2.7 million in the 2006 period. The increase in interest income was mainly due to higher cash balances available for investments in cash equivalents and marketable securities in the 2007 period as compared to the 2006 period, as well as higher interest rates in the 2007 period as compared to the 2006 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $172.7 million in the 2007 period as compared to $68.0 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding at Harland Clarke Holdings and its subsidiaries subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of the following related to the repayment of Harland Clarke Holdings debt: $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Harland Clarke Holdings prior credit facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the prior credit facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the prior credit facilities (see Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other Income (Expense), Net

Other income (expense), net was $0.1 million of income in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous expenses and income.

Provision for Income Taxes

The Company recorded a tax provision of $3.7 million in the 2007 period and a tax provision of $16.0 million in the 2006 period. The tax provision differs from the statutory tax rate for the 2007 period primarily due to state tax liabilities in separate state taxing jurisdictions and foreign losses for which no benefit was received. The tax provision differs from the rate in the 2006 period due to state and local taxes and the effects of changes in state tax rates on deferred tax balances.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues:

	Year Ended December 31,
	2006	2005
Consolidated Net Revenues:
Harland Clarke Segment	$623.9	$24.1
Licorice Products Segment	98.1	97.3
Total	$722.0	$121.4

Total net revenues increased by $600.6 million to $722.0 million in the 2006 period from $121.4 million in the 2005 period. Net revenues from the Harland Clarke segment increased significantly due to a full year of results in 2006 versus 17 days in 2005. Net revenues from the Licorice Products segment increased by $0.8 million, or 0.8% from $97.3 million to $98.1 million. Magnasweet and licorice derivative sales increased $1.1 million in 2006 versus 2005 on higher shipment volumes. Sales to the worldwide tobacco industry for licorice and non-licorice products declined $1.7 million in 2006 compared to 2005 as a result of lower shipment volumes due to a decrease in cigarette consumption in certain markets and a decline in shipment volumes of non-licorice products to the worldwide tobacco industry. Sales of licorice products to confectionary and other customers declined by $0.5 million on lower shipment volumes in 2006 versus 2005. Mafco Worldwide’s sales of raw materials to Wei Feng increased by $1.9 million to $2.5 million in 2006 versus $0.6 million in 2005.

Cost of Revenues:

	Year Ended December 31,
	2006	2005
Consolidated Cost of Revenues:
Harland Clarke Segment	$388.4	$17.4
Licorice Products Segment	50.8	49.1
Total	$439.2	$66.5

Cost of revenues was $439.2 million in the 2006 period and $66.5 million in the 2005 period, an increase of $372.7 million. Cost of revenues from the Harland Clarke segment increased significantly due to a full year of results in 2006 versus 17 days in 2005.

Cost of revenues for Harland Clarke segment includes a non-recurring charge of $1.3 million and $1.8 million in 2006 and 2005, respectively, related to amortizing a fair value adjustment of $3.1 million to inventories in connection with the Clarke American Acquisition.

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

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2006	2005
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$145.2	$6.0
Licorice Products Segment	11.6	11.5
Corporate	5.2	3.9
Total	$162.0	$21.4

Selling, general and administrative expenses were $162.0 million in the 2006 period and $21.4 million in the 2005 period, an increase of $140.6 million. Selling, general and administrative expenses from the Harland Clarke Segment increased significantly due to a full year of results in 2006 versus 17 days in 2005. Selling, general and administrative expenses from the Licorice Products segment were $11.6 million in 2006 and $11.5 million in 2005, a slight increase of $0.1 million. Corporate expenses increased to $5.2 million in 2006, from $3.9 million in 2005 mainly due to the increase in management fees in 2006.

Restructuring Costs

During the 2005 period, the Company adopted a plan to improve its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $3.3 million of restructuring costs for the Harland Clarke segment in the 2006 period related to the 2005 initiative, the closure of two production facilities and the reduction in workforce of the segments corporate staff in 2006.

Interest Income

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

Interest Expense

Interest expense was $68.0 million in the 2006 period and $5.0 million in the 2005 period. The increase was due to indebtedness incurred in December 2005 to finance the Clarke American Acquisition. A fee of $1.5 million was incurred in 2005 for a bridge loan commitment obtained by the Company in connection with the financing of the Clarke American Acquisition.

Other Income (Expense), Net

There were no significant items in other income (expense), net in the 2006 period. Other income (expense), net was $3.9 million in the 2005 period. In the 2005 period, income of $3.0 million was recognized for a gain on the sale of marketable securities and $0.9 million related to settlement of litigation.

Provision for Income Taxes

The Company recorded a tax provision of $16.0 million in the 2006 period and a tax provision of $11.9 million in the 2005 period. The tax provision differs from the statutory tax rate for the 2006 period due to state and local taxes and the effects of changes in state tax rates on deferred tax balances. The tax provision differs from the statutory tax rate for the 2005 period due to a reduction in the valuation allowance related to the utilization of capital loss carryforwards in connection with the sale of marketable securities and a reduction of reserves for federal and state taxes related to the resolution of uncertainties.

Related Party Transactions

The Transfer Agreement

In connection with the 1995 transfer to an indirect subsidiary of Holdings of certain of Pneumo Abex’s consolidated assets and liabilities, with the remainder being retained, M & F Worldwide, the transferee subsidiary and two subsidiaries of M & F Worldwide entered into the Transfer Agreement. Under the Transfer Agreement, Pneumo Abex retained the assets and liabilities relating to Aerospace, as well as certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. Pneumo Abex transferred substantially all of its other assets and liabilities to the transferee subsidiary. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

The Transfer Agreement requires the transferee subsidiary to undertake certain administrative and funding obligations with respect to certain categories of asbestos-related claims and other liabilities, including environmental claims, retained by Pneumo Abex. Pneumo Abex will be obligated to make reimbursement for the amounts so funded only when it receives amounts under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to these categories of asbestos-related claims in the case of a bankruptcy of Pneumo Abex or M & F Worldwide or of certain other events affecting the availability of coverage for such claims from third-party indemnitors and insurers. In the event of certain kinds of disputes with Pneumo Abex’s indemnitors regarding their indemnities, the Transfer Agreement permits Pneumo Abex to require the transferee subsidiary to fund 50% of the costs of resolving the disputes.

Registration Rights Agreement

A subsidiary of Holdings (‘‘MCG’’) and the Company are parties to a registration rights agreement (as amended, the ‘‘Company/MCG Registration Rights Agreement’’) providing MCG with the right to require the Company to use its best efforts to register under the Securities Act, and the securities or blue sky laws of any jurisdiction designated by MCG, all or a portion of the issued and outstanding shares of M & F Worldwide common stock owned by MCG or its affiliates (the ‘‘Registrable Shares’’). Such demand rights are subject to the conditions that the Company is not required to (1) effect a demand registration more than once in any 12-month period, (2) effect more than one demand registration with respect to the Registrable Shares, or (3) file a registration statement during periods (not to exceed three months) (a) when the Company is contemplating a public offering, (b) when the Company is in possession of certain material non-public information, or (c) when audited financial statements are not available and their inclusion in a registration statement is required. In addition, and subject to certain conditions described in the Company/MCG Registration Rights Agreement, if at any time the Company proposes to register under the Securities Act an offering of common stock or any other class of equity securities, then MCG will have the right to require the Company to use its best efforts to effect the registration under the Securities Act and the securities or blue sky laws of any jurisdiction designated by MCG of all or a portion of the Registrable Shares as designated by MCG. The Company is responsible for all expenses relating to the performance of, or compliance with, the Company/MCG Registration Rights Agreement except that MCG is responsible for underwriters’ discounts and selling commissions with respect to any Registrable Shares sold.

Affiliate Transactions

MacAndrews & Forbes Inc., a wholly owned subsidiary of Holdings, provides the services of the Company’s Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services pursuant to the terms of a management services agreement (the ‘‘Management Services Agreement’’). Under the terms of the Management Services Agreement, the Company pays MacAndrews & Forbes Inc. an annual fee for these services. The annual rate is $10.0 million effective May 1, 2007. Prior to May 1, 2007, the fee was set at an annual rate of $5.0 million for the period July 1, 2006 to April 30, 2007 and at an annual rate of $1.5 million for periods prior to July 1, 2006.

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

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the ‘‘Restricted Stock’’). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company. The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock at its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. In accordance with EITF 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ the Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $2.1 million related to the Restricted Stock in 2007.

As discussed in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company paid $10.0 million to Holdings in the second quarter of 2007 for services in sourcing, analyzing, negotiating and executing the Harland Acquisition.

The Company participates in Holdings’ directors and officer’s insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2007, the Company recorded prepaid expenses and other assets of $1.5 million and $1.0 million relating to the directors and officers insurance program. At December 31, 2006, the Company recorded prepaid expenses and other assets of $1.2 million and $2.4 million relating to the directors and officers insurance program. The Company made net payments of $0.4 million to Holdings in 2007 under the insurance program. No payments to Holdings were made in 2006 under the insurance program.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities for the year ended December 31, 2007 was $229.7 million as compared to $106.2 million during the year ended December 31, 2006. The increase in net cash provided by operating activities of $123.5 million was due to an increase in cash flow from operations, primarily from the Harland Acquisition, and a larger net cash inflow from changes in working capital in the 2007 period as compared to the 2006 period.

The Company’s net cash used in investing activities was $1,487.6 million for year ended December 31, 2007 as compared to $48.6 million for the year ended December 31, 2006. The increase in cash used in investing activities was primarily due to the Harland Acquisition.

The Company’s net cash provided by financing activities was $1,459.4 million for the year ended December 31, 2007 as compared to net cash used in financing activities of $46.8 million during the year ended December 31, 2006. The financing activities during the year ended December 31, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American credit agreements and pay related fees and expenses. The financing activities during the year ended December 31, 2006 were primarily scheduled repayments of credit agreements and other borrowings and the funding of the net change in cash overdrafts.

M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $17.0 million in cash and cash equivalents and $40.0 million in marketable securities as of December 31, 2007. M & F Worldwide is considering various alternatives for the application of its cash and cash equivalents and investments on hand. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and marketable securities on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions. During the year ended December 31, 2007, M & F Worldwide received cash dividend payments in the amount of $1.8 million and $1.5 million from Harland Clarke Holdings and Mafco Worldwide, respectively, to cover certain public company related expenses.

Investments

The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities (‘‘ARS’’). The Company’s investments included $40.0 million of ARS held by M & F Worldwide as of December 31, 2007 and the date of this filing. These investments are classified as available-for-sale and are reported as current assets on the accompanying consolidated balance sheet included elsewhere in this Annual Report on Form 10-K at market value. These types of ARS investments are backed by student loans and all have credit ratings of AAA or Aaa. The Company does not own any other type of ARS investments.

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction (also known as failure to settle) for ARS investments backed by student loans, including auctions for ARS investments held by M & F Worldwide. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. The Company believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. Management does not believe that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2007, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Revolving credit facilities(1)(7)	$—	$—	$—	$—	$—
Senior secured term loans(2)(7)	1,856.7	18.0	37.8	99.9	1,701.0
Senior notes(3)(7)	615.0	—	—	—	615.0
Interest on long-term debt(4)(7)	1,301.8	197.8	389.6	377.8	336.6
Capital lease obligations and other indebtedness	4.1	2.2	1.9	—	—
Operating lease obligations	108.1	24.9	40.7	25.6	16.9
Raw material purchase obligations	17.5	15.6	1.9	—	—
Other long-term liabilities	20.0	1.1	3.1	1.7	14.1
Contract acquisition payments(5)	98.5	41.0	48.6	8.9	—
Other purchase obligations(6)	62.8	29.7	30.9	1.0	1.2
Postretirement benefit payments	9.2	0.9	1.8	1.8	4.7
Acquisition-related liabilities(8)	2.9	2.9	—	—	—
Total	$4,096.6	$334.1	$556.3	$516.7	$2,689.5

(1)	Revolving credit facilities consist of Harland Clarke Holdings’ and Mafco Worldwide’s revolving credit facilities. Harland Clarke Holdings’ $100.0 million revolving credit facility will mature on June 28, 2013. Mafco Worldwide’s $15.0 million revolving credit facility will mature on December 8, 2010. See Note 12 to the accompanying consolidated financial statements.
(2)	Harland Clarke Holdings’ $1,800.0 million senior secured term loan will mature on June 30, 2014, and Harland Clarke Holdings is required to make scheduled payments of principal in the amount of $18.0 million per year in equal quarterly installments. Mafco Worldwide’s $110.0 million term loan will mature on December 8, 2011, and Mafco Worldwide is required to make scheduled payments of principal in the amount of $1.1 million per year in equal quarterly installments. See Note 12 to the accompanying consolidated financial statements.
(3)	The senior notes will mature in 2015 and include $310.0 million of Harland Clarke Holdings’ fixed rate notes and $305.0 million of Harland Clarke Holdings’ floating rate notes. See Note 12 to the accompanying consolidated financial statements.
(4)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2007 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowing under the Harland Clarke Holdings and Mafco Worldwide revolving credit facilities remain at zero, as they were on December 31, 2007, and all mandatory payments are made.
(5)	Represents unpaid amounts under existing client contracts.
(6)	Purchase obligations include amounts due under contracts with third party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.
(7)	The credit facilities and senior notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See Note 12 to the accompanying consolidated financial statements. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.
(8)	Represents amounts to be paid to certain former Harland executives under employment contracts.

At December 31, 2007, the Company had unrecognized tax benefits of $20.1 million for which the Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table.

Mafco Worldwide expects to contribute approximately $0.8 million to its defined benefit pension plans in the next twelve months and Harland Clarke Holdings expects to contribute $1.0 million to its defined benefit postretirement plans in 2008.

Mafco Worldwide Credit Agreement

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 million senior secured credit facilities. The Mafco Worldwide credit facilities replaced Mafco Worldwide’s previously existing senior secured credit facility. The Mafco Worldwide credit facilities consist of a $110.0 million term loan which was drawn on December 8, 2005 and matures in six years and a five-year $15.0 million revolving credit facility. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facility bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans.

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

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3 million. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Mafco Worldwide credit agreement), beginning in 2007 with respect to 2006. No excess cash flow payment is required in 2008 due to repayments of $23.3 million made by Mafco Worldwide during 2007, which included mandatory repayments of $1.1 million. At December 31, 2007, there was $65.7 million principal amount outstanding under the term loan. At December 31, 2007, there were no borrowings under the Mafco Worldwide $15.0 million revolving credit facility. At December 31, 2007, $0.3 million of the Mafco Worldwide revolving loan facility was reserved for lender guarantees on outstanding letters of credit and $14.7 million was available for borrowing.

In connection with the purchase of the remaining 50% of a joint venture (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), Mafco Worldwide entered into the first amendment to the Mafco Worldwide credit facilities on June 27, 2007. The amendment provides for, among other things, Mafco Worldwide’s ability to make certain earnout payments, if any, and the incorporation of such earnout payments into the excess cash flow calculation.

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

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.9 million at December 31, 2007) for working capital purposes. The French subsidiary had no borrowings at December 31, 2007.

Harland Clarke Holdings Credit Agreement

Concurrent with the completion of the Harland Acquisition, Harland Clarke Holdings, as borrower, entered into senior secured credit facilities, which provided for a revolving credit facility of $100.0 million maturing on June 28, 2013 and a $1,800.0 million term loan maturing on June 30, 2014. Portions of the Harland Clarke Holdings revolving credit facility are available for the issuance of letters of credit and swing line loans.

All obligations under the credit facilities are guaranteed by Harland Clarke Holdings’ direct parent (a subsidiary of the Company) and by each of Harland Clarke Holdings’ direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. The credit facilities are secured by a perfected first priority security interest in substantially all of Harland Clarke Holdings’ and the guarantors’ assets, other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property.

The term loan facility has an aggregate principal amount of $1,800.0 million which was drawn in full on May 1, 2007. The term loan facility is required to be repaid in quarterly installments of $4.5 million until maturity. The term loan facility requires that a portion of Harland Clarke Holdings’ excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. The balance of the term loan facility is due in full in 2014.

Loans under the credit facilities bear, at Harland Clarke Holdings’ option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

•	a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.

The credit facilities have a commitment fee for the unused portion of the revolver and for issued letters of credit of 0.50% and 2.88%, respectively. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratio.

The credit facilities contain representations and warranties customary for a senior secured credit facility. They also contain affirmative and negative covenants customary for a senior secured credit facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The credit facilities also require Harland Clarke Holdings to maintain a certain maximum consolidated secured leverage ratio for the benefit of the lenders under the revolver only.

As of December 31, 2007, $1,791.0 million principal amount was outstanding under the term loan facility. As of December 31, 2007, no amounts were drawn under Harland Clarke Holdings’ $100.0 million revolving credit facility, and Harland Clarke Holdings had $84.2 million available for borrowing (giving effect to the issuance of $15.8 million of letters of credit).

During June and August of 2007, Harland Clarke Holdings entered into interest derivative transactions in the form of two- and three-year interest rate swaps with notional amounts totaling $760.0 million, which swap the underlying variable rate for fixed rates ranging from 4.997% to 5.362%. Those derivatives are being accounted for as cash flow hedges. The purpose of the transactions is to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable rate term loan and comply with the terms of the credit facilities.

Harland Clarke Holdings Senior Notes

Concurrent with the completion of the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 (the ‘‘Floating Rate Notes’’) and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘Indenture’’)) plus 4.75%. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the senior secured credit facilities. The Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings’ ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of Harland Clarke Holdings’ subsidiaries, all of which are wholly owned by Harland Clarke Holdings.

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

Liquidity Assessment

The Company believes that its cash and cash equivalents, borrowings available under the Harland Clarke Holdings and Mafco Worldwide credit agreements (as further discussed in Note 12 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

Harland Clarke Holdings

In addition to Harland Clarke Holdings’ normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:

•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2007 and 2006, Harland Clarke Holdings incurred $25.5 million and $14.7 million of capital expenditures and $0.4 million and $1.0 million of capitalized interest, respectively. Capital expenditures for the year ended December 31, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Contract Acquisition Payments. During the year ended December 31, 2007 and 2006, Harland Clarke Holdings made $15.6 million and $15.7 million of contract acquisition payments to its clients, respectively. Payments for the year ended December 31, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings’ historical operations, as well as related to the Harland Acquisition. During the year ended December 31, 2007 and 2006, Harland Clarke Holdings made $16.4 million and $4.0 million of payments for restructuring, respectively. Payments for the year ended December 31, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

Harland Clarke Holdings anticipates that its future capital expenditures and contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American and Harland. Harland Clarke Holdings expects that payments related to restructuring programs will increase in the next twelve months to support the achievement of planned cost savings, including actions related to the acquisition of Data Management I LLC that was consummated in February 2008. The Company used available cash at Harland Clarke Holdings to fund the $225.0 million purchase price for Data Management I LLC and related fees and expenses.

Mafco Worldwide

In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

•	Capital Expenditures. During the years ended December 31, 2007, 2006, and 2005, Mafco Worldwide incurred $1.4 million, $0.8 million, and $1.1 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Cash Flow Risks

Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond each’s respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations and future borrowings may not be available to them under their credit facilities in an amount sufficient to enable them to repay their debt or to fund their other liquidity needs. As of

December 31, 2007, Harland Clarke Holdings had $84.2 million of additional availability under its revolving credit facility (after giving effect to the issuance of $15.8 million of letters of credit) and Mafco Worldwide had $14.7 million of additional availability under its revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). The Company may also use the revolving credit facilities to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At December 31, 2007, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

In 2007, Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 4% of the Company’s net revenues on a pro forma basis for the Harland Acquisition (and approximately 65% of Mafco Worldwide’s net revenues). One customer, Altria Group Inc., accounted for approximately 35% of Mafco Worldwide’s 2007 net revenues and approximately 2% of the Company’s consolidated net revenues on a pro forma basis for the Harland Acquisition. If Altria Group Inc. or its successors were to stop purchasing licorice from Mafco Worldwide, it would have a material adverse effect on the financial results of Mafco Worldwide, which would also create severe liquidity problems for Mafco Worldwide.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2007, the Company incurred or expected to incur approximately $1.0 million of costs related to asbestos-related claims not subject to the arrangements described above (the ‘‘Remaining Claims’’), as to which it either has received or expects to receive approximately $0.8 million in insurance reimbursements. Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

Federal-Mogul Corporation purchased the Friction Buyer in October 1998. In October 2001, the Friction Buyer filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its obligations to Pneumo Abex. The Friction Guarantor guaranteed performance of the Friction Buyer’s obligations, however, and, since the Friction Buyer’s bankruptcy filing, has been fulfilling the Friction Buyer’s obligations. In November 2006, the Company entered into a series of agreements with the Friction Buyer, the Friction Guarantor and others that proposed a settlement of the Company’s claims against the Friction Buyer relating to the 1994 sale transaction as part of the bankruptcy reorganization of the Friction Buyer. If the transactions outlined in the agreements are approved by the courts overseeing the Friction Buyer’s bankruptcy and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust to be created in connection with the Friction Buyer’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 million to the trust, and the Friction Guarantor would pay $246.0 million to the trust and issue a 25-year note to the trust for the payment of $500.0 million, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Friction Buyer’s assumption, and (iv) one or more court-ordered injunctions would bar the assertion of any claim arising out of the asbestos-related claims subject to the Friction Buyer’s assumption from being asserted against the Company, the Friction Buyer or the Friction Guarantor (items (a)(i) through (a)(iv) collectively, the ‘‘Plan A Settlement’’) or (b) under certain conditions set forth in the agreements relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 million from the Friction Buyer’s bankruptcy estate, (ii) the Friction Buyer would be relieved of its obligations, and (iii) the Friction Guarantor would continue to honor its guaranty obligation and receive $138.0 million from the Friction Buyer’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the ‘‘Plan B Settlement’’). Both the Plan A Settlement and the Plan B Settlement are subject to various contingencies, including, in the case of the Plan A Settlement, bankruptcy court approval. In December 2007, the Friction Buyer consummated its bankruptcy plan of reorganization and was discharged from its obligations to Pneumo Abex. This discharge did not affect the Friction Guarantor’s obligation. Pursuant to the terms of the plan of reorganization, the amounts payable under the Plan B Settlement have been placed in escrow. As of the filing of this Annual Report on Form 10-K, the Plan A Settlement remains under submission to the court overseeing the Friction Buyer’s bankruptcy. No assurance can be given regarding whether the Plan A Settlement can or will be consummated.

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

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings’ businesses. In the stock purchase agreement executed in connection with the acquisition of Clarke American by M & F Worldwide, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees.

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

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2007, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries and Mafco Worldwide and its subsidiaries;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’ and Mafco Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate Harland into our business and manage future acquisitions, including the Data Management Acquisition;

•	our ability to retain our and Harland’s historical clients after the Harland Acquisition;

•	our ability to implement any or all components of our business strategy or realize all of the expected cost savings or synergies;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	downturns in general economic and market conditions and reductions in information technology budgets;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts in additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors in the section entitled ‘‘Risk Factors’’ for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At December 31, 2007, Harland Clarke Holdings had $1,791.0 million of term loans outstanding under its credit agreement, $15.8 million of letters of credit outstanding under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. At December 31, 2007, Mafco Worldwide had $65.7 million of term loans outstanding under its credit agreement and $0.3 million of letters of credit outstanding under its revolving credit facility. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at December 31, 2007 would have resulted in an increase or decrease in its interest expense for the year ended December 31, 2007 of approximately $11.1 million.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $910.0 million and a collar for Mafco Worldwide with a notional amount of $50.0 million, as further described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Harland Clarke Holdings’ derivatives swap the underlying variable rate for a fixed rate ranging from 4.992% to 5.362%. The Mafco Worldwide collar caps the underlying variable rate at 5.25% and sets a floor at 4.79%.

As of December 31, 2007, the Company’s net foreign currency market exposures were $45.2 million. This is the value of the equity of the investments in the foreign subsidiaries in France, Ireland, Canada, Israel and China. Most of the Company’s export sales and purchases of licorice raw materials are made in U.S. dollars. Mafco Worldwide’s French subsidiary sells in several foreign currencies as well as U.S. dollar and purchases raw materials principally in U.S. dollars. Mafco Worldwide’s Chinese subsidiaries primarily sell finished products and purchase raw materials in U.S. dollars. Since the exposures are not material on these transactions, the Company does not generally hedge against foreign currency fluctuations.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $4.8 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $3.9 million decrease in the related assets or liabilities.

The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities (‘‘ARS’’). The Company’s investments included $40.0 million of ARS held by M & F Worldwide as of December 31, 2007 and the date of this filing. These investments are classified as available-for-sale and are reported as current assets on the accompanying consolidated balance sheet at market value. These types of ARS investments are backed by student loans and all have credit ratings of AAA or Aaa. The Company does not own any other type of ARS investments.

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction (also known as failure to settle) for ARS investments backed by student loans, including auctions for ARS investments held by M & F Worldwide. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. The Company believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. Management does not believe that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments.

Item 8.    Financial Statements and Supplementary Data

See the financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s management, with the participation of M & F Worldwide’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d−(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of December 31, 2007. Based on that evaluation, M & F Worldwide’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. There were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of M & F Worldwide Corp.

We have audited M & F Worldwide Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). M & F Worldwide Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, M & F Worldwide Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of M & F Worldwide Corp. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2008

Item 9B.    Other Information

Not applicable.

PART III

The Company will provide the information otherwise set forth in Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2008 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 28, 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	(1 and 2) Financial statements and financial statement schedule.

See Index to Consolidated Financial Statements and Financial Statement Schedules, which appears on page F-1 herein. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and IC Industries, Inc. (predecessor of PepsiAmericas, Inc. (incorporated by reference to Exhibit 2.1 to Pneumo Abex’s Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to Exhibit 10.4 to Abex Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
2.2	Asset Purchase Agreement, dated as of November 21, 1994, by and between Pneumo Abex and Wagner Electric Corporation (incorporated by reference to Exhibit 1 to Abex Inc.’s Current Report on Form 8-K dated November 21, 1994.
2.3	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated October 31, 2005).
2.4	Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 20, 2006).
2.5	Membership Interest Purchase Agreement by and among M & F Worldwide Corp., NCS Pearson Inc. and Pearson Inc., dated as of February 13, 2008 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated April 30, 1996).
3.2	Certificate of Designations, Powers, Preferences and Rights of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide Corp. (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.’s Form 8-K dated April 20, 2001).
3.3	By-laws of M & F Worldwide Corp. as currently in effect (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated December 27, 2007).
4.1	Registration Rights Agreement between Holdings and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Holdings Inc., MCG Holdings Inc. and Holdings in connection with the Company’s capital stock).

Exhibit No.	Description
4.2	Indenture dated as of May 1, 2007 among Harland Clarke Holdings Corp., the co-issuers and guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.3	Registration Rights Agreement (relating to the initial notes) dated as of May 1, 2007 by and among Harland Clarke Holdings Corp., the Guarantors (listed therein), Credit Suisse Securities (USA) LLC, Bear, Stearns & Co., Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.4	Credit Agreement dated as of December 8, 2005 among Flavors Holdings Inc., Mafco Worldwide Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents (incorporated by reference to Exhibit 4.4 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.5	Guarantee and Collateral Agreement made by Flavors Holdings Inc., Mafco Worldwide Corporation, and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.5 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.6	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent, Mortgagee, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.6 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.7	Credit Line Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Grantor, in favor of Kanawha Land Title Services, LLC, as Trustee, for the use and benefit of, JP Morgan Chase Bank, N.A., as Administrative Agent, Beneficiary, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.7 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.8	Notice of Grant of Security Interest in Trademarks, dated as of January 30, 2006, made by Mafco Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.8 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.9	Credit Agreement, dated as of April 4, 2007 among Harland Clarke Holdings Corp., the Subsidiary Borrowers (listed therein), the Lenders (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 4.5 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.10	First Amendment to Credit Agreement, dated as of May 4, 2007, by and among Harland Clarke Holdings Corp., the lender parties (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.6 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit No.	Description
4.11	Guarantee and Collateral Agreement, dated as of May 1, 2007, by and among Harland Clarke Holdings Corp. and certain subsidiaries in favor of Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.7 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.12	Assumption Agreement, dated as of May 1, 2007 by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc., Centralia Holding Corp. and John H. Harland Company of Puerto Rico in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.8 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.13	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among B2Direct, Inc., Checks in the Mail, Inc. and Clarke American Checks, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.9 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717)
4.14	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc. and HFS Core Systems, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.10 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.15	Joinder Agreement, dated as of May 1, 2007, by and among B2Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc., New CS, Inc., New SCSFH, Inc., H Acquisition Corp., New SCH, Inc., New SFH, Inc. and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.11 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.16	Joinder Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc. and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.12 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.17	Mortgage by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5115 Ulmerton Road, Clearwater, Florida) (incorporated by reference to Exhibit 4.13 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.18	Deed to Secure Debt by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5096 Panola Industrial Blvd, Decatur, Georgia and 2933-2939 Miller Road, Decatur, Georgia) (incorporated by reference to Exhibit 4.14 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717)
4.19	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Scantron Corporation in favor of First American Title Insurance Company, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2020 South 156 Circle, Omaha, Nebraska) (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit No.	Description
4.20	Mortgage by Clarke American Checks, Inc. to Credit Suisse, Cayman Islands Branch (124 Metropolitan Avenue, Salina, New York) (incorporated by reference to Exhibit 4.16 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.21	Mortgage by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (3430 Platt Springs, West Columbia, South Carolina) (incorporated by reference to Exhibit 4.17 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.22	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Checks In The Mail Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2435 Goodwin Lane, New Braunfels, Texas) (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.23	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Clarke American Checks, Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (5734 Farinon Drive, San Antonio, Texas) (incorporated by reference to Exhibit 4.19 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.24	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Harland Clarke Corp. in favor of First American Title Insurance Agency, LLC, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (4867-4883 West Harold Gatty Road, Salt Lake City, Utah) (incorporated by reference to Exhibit 4.20 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
10.1	Mutual Guaranty Agreement, dated as of December 30, 1994, between Abex Inc. and Cooper Industries Inc. (incorporated by reference to Exhibit 10.29 to Abex Inc.’s Registration Statement on Form S-4, Commission File No. 33-92188)
10.2	Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT’s Current Report on Form 8-K dated June 28, 1995).
10.3	Letter Agreement, dated as of June 26, 1995, between the Company and Mafco Consolidated Group LLC (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 28, 1995).
10.4	Letter Agreement, dated as of February 5, 1996, between the Company and Mafco Consolidated Group LLC (incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D dated February 8, 1996 filed by Holdings, Mafco Consolidated Group LLC and Mafco Consolidated Holdings Inc. in connection with the Company’s capital stock).
10.5*	Contract between Mafco Worldwide Corporation and Licorice & Paper Employees Association of Camden, New Jersey effective June 1, 2005.
10.6+	Stephen G. Taub Executive Employment Agreement (incorporated by reference to Exhibit 10.29 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit No.	Description
10.7+	First Amendment to the Employment Agreement by and between Mafco Worldwide Corporation and Stephen G. Taub, dated as of October 31, 2006 (incorporated by reference to M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2006).
10.8	Second Amended and Restated Management Services Agreement, dated as of June 30, 2007, by and between MacAndrews & Forbes Inc., and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 25, 2007)
10.9*	M & F Worldwide Corp. Amended and Restated Outside Directors Deferred Compensation Plan.
10.10+	M & F Worldwide Corp. 2003 Stock Option Plan (incorporated by reference to M & F Worldwide Corp.’s Definitive Proxy Statement on Schedule 14A dated April 2, 2004).
10.11	Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp., and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.12+	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10.13+	M & F Worldwide Corp. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10.14+	M & F Worldwide Corp. 2005 Long Term Incentive Plan — Form of Award Agreement for Participating Executives of Clarke American Corp. (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10.15+*	M & F Worldwide Corp. 2008 Long Term Incentive Plan.
10.16+*	M & F Worldwide Corp. 2008 Long Term Incentive Plan — Award Agreement for Participating Executives.
21.1*	List of subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of attorney executed by Messrs. Perelman, Beekman, Dawson, Dinh, Durnan, Folz, Meister, Slovin, Taub and Webb and Ms. Byorum.
31.1*	Certification of Barry F. Schwartz, Chief Executive Officer, dated February 29, 2008.
31.2*	Certification of Paul G. Savas, Chief Financial Officer, dated February 29, 2008.
32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated February 29, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Paul G. Savas, Chief Financial Officer, dated February 29, 2008., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith
+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M & F WORLDWIDE CORP.
Dated: February 29, 2008	By:	/s/ Barry F. Schwartz
Barry F. Schwartz President, Chief Executive Officer and Director (Principal Executive Officer)
Dated: February 29, 2008	By:	/s/ Paul G. Savas
Paul G. Savas
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: February 29, 2008	By:	/s/ Alison M. Horowitz
Alison M. Horowitz
Vice President, Treasurer and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Perelman *	Director	February 29, 2008

Ronald O. Perelman

/s/ Philip E. Beekman *	Director	February 29, 2008

Philip E. Beekman

/s/ Martha Byorum *	Director	February 29, 2008

Martha Byorum

/s/ Charles T. Dawson *	Director	February 29, 2008

Charles T. Dawson

/s/ Viet Dinh *	Director	February 29, 2008

Viet Dinh

/s/ Jaymie A. Durnan *	Director	February 29, 2008

Jaymie A. Durnan

/s/ Theo W. Folz *	Director	February 29, 2008

Theo W. Folz

/s/ Paul M. Meister *	Director	February 29, 2008

Paul M. Meister

/s/ Bruce Slovin *	Director	February 29, 2008

Bruce Slovin

/s/ Stephen G. Taub *	Director	February 29, 2008

Stephen G. Taub

/s/ Carl B. Webb *	Director	February 29, 2008

Carl B. Webb

*	The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated: February 29, 2008	By:	/s/ Paul G. Savas
Paul G. Savas Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2007

The following consolidated financial statements of M & F Worldwide Corp. and Subsidiaries are included in Item 8:

As of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F Worldwide Corp. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,’’ Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment’’ and Statement of Financial Accounting Standards No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,’’ effective January 1, 2007, January 1, 2006 and December 31, 2006, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M & F Worldwide Corp. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2008

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$265.1	$63.4
Accounts receivable (net of allowances of $2.6 and $0.1)	113.6	29.6
Inventories	101.1	75.5
Investments	40.0	30.0
Income taxes receivable	11.5	0.5
Deferred tax assets	22.2	4.7
Prepaid expenses and other current assets	49.3	15.9
Total current assets	602.8	219.6
Property, plant and equipment, net	203.3	106.1
Goodwill	1,391.3	387.7
Other intangible assets, net	1,450.5	660.5
Pension asset	17.7	17.9
Contract acquisition payments, net	51.6	31.1
Other assets	94.5	32.5
Total assets	$3,811.7	$1,455.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70.0	$25.0
Deferred revenues	86.3	1.1
Current maturities of long-term debt	20.1	47.7
Accrued liabilities:
Salaries, wages, and employee benefits	76.3	27.1
Income and other taxes payable	11.3	7.2
Customer incentives	26.0	8.8
Acquisition-related payments	2.9	—
Other current liabilities	37.8	13.0
Total current liabilities	330.7	129.9
Long-term debt	2,455.5	645.0
Deferred tax liabilities	516.6	258.0
Other liabilities	103.4	12.0
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,873,170 shares issued at December 31, 2007 and 22,775,270 shares issued at December 31, 2006	0.2	0.2
Additional paid-in capital	57.8	50.5
Treasury stock at cost; 2,541,900 shares at December 31, 2007 and 2006	(14.8)	(14.8)
Retained earnings	369.5	373.7
Accumulated other comprehensive (loss) income, net of taxes:
Currency translation adjustment	8.3	2.3
Funded status of benefit plans	(1.6)	(1.5)
Derivative fair-value adjustment	(13.9)	0.1
Total stockholders’ equity	405.5	410.5
Total liabilities and stockholders’ equity	$3,811.7	$1,455.4

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Product revenues, net	$1,302.2	$720.4	$121.4
Service revenues, net	170.6	1.6	—
Total net revenues	1,472.8	722.0	121.4
Cost of products sold	808.6	438.0	66.5
Cost of services provided	80.7	1.2	—
Total cost of revenues	889.3	439.2	66.5
Gross profit	583.5	282.8	54.9
Selling, general and administrative expenses	360.6	162.0	21.4
Restructuring costs	5.6	3.3	—
Operating income	217.3	117.5	33.5
Interest income	9.4	2.7	3.5
Interest expense	(172.7)	(68.0)	(5.0)
Loss on early extinguishment of debt	(54.6)	—	—
Other income (expense), net	0.1	—	3.9
(Loss) income before income taxes	(0.5)	52.2	35.9
Provision for income taxes	3.7	16.0	11.9
Net (loss) income	$(4.2)	$36.2	$24.0
(Loss) earnings per common share:
Basic	$(0.20)	$1.82	$1.25
Diluted	$(0.20)	$1.78	$1.21

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2004	21.6	$0.2	$39.2	2.5	$(14.8)	$313.5	$2.1	$340.2
Net income						24.0		24.0
Currency translation adjustment, net of taxes of $0.0							(4.7)	(4.7)
Minimum pension liability, net of taxes of $0.2							(0.4)	(0.4)
Comprehensive income								18.9
Stock options exercised, including tax benefit of $0.9	0.2		2.3					2.3
Balance, December 31, 2005	21.8	$0.2	$41.5	2.5	$(14.8)	$337.5	$(3.0)	$361.4
Net income						36.2		36.2
Currency translation adjustment, net of taxes of $0.0							3.8	3.8
Minimum pension liability, net of taxes of $0.1							0.2	0.2
Adjustment to apply SFAS No. 158, net of taxes of $0.1							(0.2)	(0.2)
Derivative fair-value adjustment, net of taxes of $0.0							0.1	0.1
Comprehensive income								40.1
Stock options exercised, including tax benefit of $3.1	1.0		9.0					9.0
Balance, December 31, 2006	22.8	$0.2	$50.5	2.5	$(14.8)	$373.7	$0.9	$410.5
Net loss						(4.2)		(4.2)
Currency translation adjustment, net of taxes of $0.0							6.0	6.0
Change in unrecognized amounts included in pension and postretirement obligation, net of tax benefit of $0.1							(0.1)	(0.1)
Unrealized losses on investments, net of tax benefit of $0.3							(0.5)	(0.5)
Reclassification for investment write-down included in net income, net of tax benefit of $0.3							0.5	0.5
Derivative fair-value adjustment, net of tax benefit of $8.9							(14.0)	(14.0)
Comprehensive loss								(12.3)
Stock options exercised	0.8		5.2					5.2
Issuance of restricted stock and amortization of unearned compensation, net of taxes of $0.0	0.2		2.1					2.1
Balance, December 31, 2007	23.8	$0.2	$57.8	2.5	$(14.8)	$369.5	$(7.2)	$405.5

See Notes to Consolidated Financial statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(4.2)	$36.2	$24.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of marketable securities	—	—	(3.0)
Depreciation	60.3	28.7	3.9
Amortization of intangible assets	68.3	28.8	1.3
Amortization of deferred financing fees and original discount	7.9	4.3	0.1
Loss on early extinguishment of debt	54.6	—	—
Restricted stock amortization	2.1	—	—
Deferred income taxes and tax reserves	(4.7)	(6.0)	11.0
Asset impairment	3.1	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	1.7	3.8	1.1
Inventories	1.5	(6.2)	6.0
Prepaid expenses and other assets	(6.3)	5.8	(3.3)
Pension asset	(1.4)	(1.4)	(1.1)
Accounts payable and accrued expenses	(0.3)	3.2	1.3
Deferred revenue	12.1	(0.5)	0.4
Contract acquisition payments, net	20.6	6.4	1.0
Income and other taxes	12.5	(1.1)	—
Other, net	1.9	4.2	1.8
Net cash provided by operating activities	229.7	106.2	44.5
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(1,438.9)	(2.0)	—
Purchase of Peldec assets	(14.3)	—	—
Purchase of Wei Feng, net of cash acquired of $0.8	0.3	—	—
Purchase of Clarke American	—	—	(803.5)
Investments in marketable securities	(10.0)	(30.0)	(172.2)
Proceeds from sale of marketable securities	—	—	175.2
Proceeds from sale of property, plant and equipment	3.3	—	—
Net investment in joint ventures	—	(0.1)	(0.2)
Capital expenditures	(26.9)	(15.5)	(2.2)
Capitalized interest	(0.4)	(1.0)	—
Other, net	(0.7)	—	—
Net cash used in investing activities	(1,487.6)	(48.6)	(802.9)
Financing activities
Cash overdrafts	(0.1)	(13.2)	(3.5)
Proceeds from stock options exercised and related tax benefits	5.2	9.0	2.3
Issuance of notes	615.0	—	175.0
Redemption of notes	(175.0)	—	—
Borrowings on credit agreements	1,800.0	3.3	557.6
Repayments of credit agreements and other borrowings	(687.9)	(45.9)	(5.5)
Premiums, penalties and consent payments related to extinguishment of debt	(41.2)	—	—
Debt issuance cost	(56.6)	—	(18.3)
Net cash provided by (used in) financing activities	1,459.4	(46.8)	707.6
Effect of exchange rate changes on cash and cash equivalents	0.2	0.2	(0.4)
Net increase (decrease) in cash and cash equivalents	201.7	11.0	(51.2)
Cash and cash equivalents at beginning of period	63.4	52.4	103.6
Cash and cash equivalents at end of period	$265.1	$63.4	$52.4
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$158.5	$66.2	$1.9
Income taxes, net of refunds	(8.5)	18.8	1.8

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)

1.    Description of Business and Basis of Presentation

M & F Worldwide Corp. (‘‘M & F Worldwide’’ and, together with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’), formerly known as Clarke American Corp. (‘‘Clarke American’’), and Mafco Worldwide Corporation (‘‘Mafco Worldwide’’). At December 31, 2007, MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 39.4% of the outstanding M & F Worldwide common stock.

On May 1, 2007, M & F Worldwide completed the acquisition of John H. Harland Company (‘‘Harland’’), and a wholly owned subsidiary of Clarke American was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American (the ‘‘Harland Acquisition’’) (see Note 3). After the closing of the Harland Acquisition, Clarke American changed its name on May 2, 2007 to Harland Clarke Holdings.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition. The Company accounts for its investment in 50% or less owned affiliates on the equity method.

Subsequent to the acquisition of Harland, the Company reorganized its business and corporate structure along the following four business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American and Harland), Harland Financial Solutions, Scantron and Licorice Products.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s direct marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 67% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 12). Harland Clarke Holdings is a holding company, and has no independent assets at December 31, 2007, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are minor.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

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

Revenues for direct response marketing services are recognized from the Company’s fixed price direct mail and marketing contracts based on the proportional performance method for specific projects.

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

Customer Incentives

The Company’s Harland Clarke segment has contracts with certain clients that provide both fixed and volume based rebates. These rebates are recorded as a reduction of revenues to which they apply and as accrued liabilities.

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

Investments

The Company has investments classified as available-for-sale securities, consisting of auction rate debt securities (‘‘ARS’’) backed by student loans, U.S. corporate securities and other equity interests which are stated at market value, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in other income (expense), net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest earned on ARS is included in interest income in the accompanying consolidated statements of operations ($1.8, $0.2, and $0.9 during 2007, 2006, and 2005, respectively). See Note 21.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable based on historical losses and current economic conditions. Account balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

The Company states inventories at the lower of cost or market value. The Company determines cost by average costing or the first-in, first-out method.

Contract Acquisition Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized contract acquisition payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $1.7, $1.1 and $0.1 in 2007, 2006 and 2005, respectively.

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

At December 31, 2007 and 2006, the Company had prepaid advertising costs of $4.1 and $3.6, respectively, which are included in prepaid expenses and current assets in the accompanying consolidated balance sheets. The Company’s advertising expense was $19.4, $15.5 and $0.5 for 2007, 2006 and 2005, respectively.

Property, Plant and Equipment

The Company states property, plant and equipment at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend the asset life are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of such

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

assets. The Company amortizes leasehold improvements over the shorter of the useful life of the related asset or the lease term. Certain leases also contain tenant improvement allowances, which are recorded as a leasehold improvement and deferred rent and amortized over the lease term. The Company eliminates cost and accumulated depreciation applicable to assets retired or otherwise disposed of from the accounts and reflects any gain or loss on such disposition in operating results. As further discussed below, the Company capitalizes the qualifying costs incurred during the development stage on software to be sold, leased or otherwise marketed, internally developed software and software obtained for internal use and amortizes the costs over the estimated useful life of the software. The Company capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset.

The useful lives for computing depreciation are as follows:

Machinery and equipment	3 – 15 years
Computer software and hardware	3 – 5 years
Leasehold improvements	1 – 20 years
Buildings and improvements	10 – 40 years
Furniture, fixtures and transportation equipment	3 – 8 years

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $12.6 during 2007 and were primarily costs incurred related to the development of software. Research and development costs were not significant in 2006 and 2005.

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

The Company accounts for costs to develop or obtain computer software for internal use in accordance with American Institute of Certified Public Accountants (‘‘AICPA’’) Statement of Position 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,’’ which requires certain costs to be capitalized.

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

The Company measures impairment of its indefinite lived intangible assets, which consist of certain tradenames and trademarks and Mafco Worldwide’s product formulations, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The Company evaluates goodwill and indefinite lived intangible assets for impairment on an annual basis in the fourth quarter, or more frequently if indicators of impairment exist.

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

Income and Other Taxes

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

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. See Note 7.

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

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).’’ SFAS No. 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement benefit plan within accumulated comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The adoption of SFAS No. 158 did not change the amount of actuarially determined expense that is recorded in the consolidated statements of operations. See Note 10.

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

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2007 and 2006, the combined liabilities for self-insured workers compensation and group medical liability were $12.1 and $3.9, respectively.

Share-Based Payments

During 2005, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. Accordingly, the Company measured compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), ‘‘Share-Based Payment,’’ which replaces SFAS No. 123 ‘‘Accounting for Stock-Based Compensation,’’ and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company utilized the modified prospective method of adoption. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R). Adoption of SFAS No. 123(R) did not impact the Company’s statements of operations since all options were fully vested prior to January 1, 2006. SFAS No. 123(R) also requires that excess tax benefits related to share-based payments be presented in the statements of cash flows as a financing cash inflow, with corresponding operating cash outflow.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The Company did not grant any options in 2007, 2006, and 2005. All stock options were vested prior to January 1, 2006 and were exercised prior to June 30, 2007. See Note 9 regarding the issuance of restricted stock to a director in May 2007.

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

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $52.4 and $15.1 as of December 31, 2007 and 2006, respectively.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157, as amended by FASB Staff Position No. FAS 157-1, defines fair value, establishes a framework for

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance and does not apply to certain lease arrangements. SFAS No. 157, as amended by FASB Staff Position No. FAS 157-2, is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007, with exception of certain nonfinancial assets and nonfinancial liabilities for which SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 157, as amended, on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not elected the fair value option for any assets and liabilities under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ‘‘Business Combinations’’ (‘‘SFAS No.141R’’). SFAS No. 141R will change the accounting for business combinations. Under the requirements of SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, deferred tax valuation allowances changes, and income tax uncertainties after the acquisition date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will impact the Company’s accounting for any acquisitions in 2009 and beyond.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.’’ SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity and the recognition of the amount of net income attributable to the noncontrolling interest to be included in results of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated results of operations and financial position.

3.    Acquisitions

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland, for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid to Holdings for services in sourcing, analyzing, negotiating and executing the Harland Acquisition. Acquisition-related liabilities of $2.9 on the accompanying consolidated balance sheet as of December 31, 2007 represent amounts to be paid to certain former Harland executives under employment contracts.

Harland Clarke Holdings and certain of its subsidiaries borrowed the following amounts on May 1, 2007 in order to fund the purchase price for Harland, to repay debt under Harland Clarke Holdings’ previously outstanding senior secured credit facilities, to repay Harland Clarke Holdings’ previously outstanding 11.75% Senior Notes, to repay Harland’s existing indebtedness and to pay fees and expenses (see Note 12):

Harland Clarke Holdings $1,800.0 Senior Secured Term Loan	$1,800.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0
$2,415.0

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		130.0
Goodwill		992.2
Other intangible assets:
Customer relationships	$674.6
Trademarks and tradenames	114.7
Patented technology	12.2
Software	50.8
Total other intangible assets		852.3
Other assets		145.0
Total assets acquired		2,227.7
Deferred revenues		77.9
Long-term debt		229.1
Deferred tax liabilities		272.0
Other liabilities		183.2
Net assets acquired		$1,465.5

The above purchase price allocation is preliminary and the amount that will be allocated to goodwill and the resulting goodwill allocation to the segments and reporting units is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Goodwill in the amount of approximately $95.0 and intangible assets in the amount of approximately $107.0 related to Harland are deductible for tax purposes.

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities, which is subject to further refinement. The Company recorded $18.2 of severance and severance-related costs for the termination of certain Harland employees and $3.7 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with EITF 95-3. See Note 14 for additional disclosures regarding restructuring.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $4.4 was expensed during the period from May 1, 2007 to December 31, 2007).

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $12.2 was reflected as reduced revenues during the period from May 1, 2007 to December 31, 2007). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

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

	Unaudited
	Pro Forma December 31,
	2007	2006
Net revenues	$1,818.9	$1,772.2
Operating income	176.6	271.2
Net (loss) income	(63.2)	41.8
Depreciation and amortization (excluding amortization of deferred financing fees)	165.0	170.5
Basic (loss) earnings per common share	$(3.00)	$2.10
Diluted (loss) earnings per common share	$(3.00)	$2.05

In the pro forma information above, the results prior to the Harland Acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the Harland Acquisition were not adjusted for non-recurring employee retention bonuses, stock based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $115.9 and $11.6 during 2007 and 2006, respectively.

The pro forma information above for 2007 includes the impact of the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.4 and $12.2, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information above for 2006 includes the impact of non-recurring fair value adjustments to inventory of $1.3 resulting from the application of purchase accounting as a result of the Company’s purchase of Clarke American on December 15, 2005.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($80.2 reflected in 2007 and

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

2006). These cost savings pertain to the termination of certain Harland employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Peldec Assets Purchase

On August 15, 2007, the Company’s indirect wholly owned Irish subsidiary, Harland Financial Solutions Worldwide Limited, purchased certain intellectual property (the ‘‘Products’’) and operations related to software products developed by Peldec Decision Systems Ltd. (‘‘Peldec’’), an Israeli corporation, including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for aggregate consideration of $30.0. Peldec’s results of operations have been included in the Company’s operations since August 15, 2007. Harland Financial Solutions, Inc, a wholly owned subsidiary of the Company, had distributed the Products since August 2005 pursuant to a reseller agreement with Peldec.

Of the total consideration of $30.0, $14.0 was paid at closing, $6.0 is due on the first anniversary of the closing date, and $5.0 is due on each of the second and third anniversaries of the closing date. The time-based payments are treated as an incentive agreement and are being recorded as compensation expense ratably over the service period. Each time-based payment is subject to forfeiture if certain key employees terminate employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the related agreements. Fees and expenses of $0.4 were capitalized in the purchase price. A preliminary allocation of the purchase price above resulted in identified intangible assets of $7.2.

The pro forma effects on the results of operations for the Peldec assets purchase were not material and are not included in the pro forma information presented above.

Acquisition of Wei Feng Enterprises Limited

On July 2, 2007, Mafco Worldwide purchased the remaining 50% of the outstanding shares of Wei Feng Enterprises Limited (‘‘Wei Feng’’) for $1.5 ($0.5 of which was paid to the seller on July 2, 2007 and $1.0 of which will be paid to the seller upon the issuance of a specific environmental permit for Wei Feng’s Zhangjiagang, China factory), plus up to an additional $1.9 over six years based on an earnout provision. As a result of this transaction, Wei Feng became a wholly owned, indirect subsidiary of Mafco Worldwide and the Company has consolidated the accounts of Wei Feng beginning July 2, 2007. Wei Feng manufactures licorice derivatives which are sold to third-party customers and to Mafco Worldwide. Wei Feng purchases licorice extracts from Mafco Worldwide, as well as from third-party suppliers.

Mafco Worldwide had a 50% ownership in Wei Feng through July 1, 2007. The Company accounted for this investment using the equity method through July 1, 2007 and its share of earnings using the equity method was $0.1, $0.3, and $0.7 for 2007, 2006, and 2005, respectively. Mafco Worldwide’s investment in Wei Feng was $6.4 on December 31, 2006 and is included in other assets in the accompanying consolidated balance sheet. Net product revenues in the accompanying consolidated statements of operations include sales to Wei Feng prior to its consolidation into the accounts of Mafco Worldwide of $2.4, $2.5, and $0.6 in 2007, 2006, and 2005, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The pro forma effects on the results of operations for the Wei Feng acquisition were not material and are not included in the pro forma information presented above.

Acquisition of Clarke American

On December 15, 2005, CA Investment Corp., a wholly owned subsidiary of the Company, purchased 100% of the outstanding shares of Novar USA, Inc. from Honeywell International, Inc. (‘‘Honeywell’’) for $800.0 in cash (the ‘‘Clarke American Acquisition’’). Clarke American (subsequently renamed Harland Clarke Holdings) is the successor by merger to Novar. Fees and expenses of $3.8 related to the Clarke American Acquisition were capitalized in the purchase price. The Company also incurred fees of $19.2 relating to the financing of the Clarke American Acquisition that were being amortized as non-cash interest expense using the effective interest method over the life of the related debt. On May 1, 2007, the debt was repaid and the remaining fees of $11.9 were written off. The Clarke American Acquisition was financed with Harland Clarke Holdings’ $480.0 senior secured credit facilities, Harland Clarke Holdings’ 11.75% senior notes due 2013, Mafco Worldwide’s $125.0 senior secured credit facilities and cash on hand of $96.0.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Clarke American Acquisition date:

Receivables	$24.6
Property, plant and equipment	102.9
Other assets	75.2
Goodwill	346.8
Other intangible assets	580.8
Total assets acquired	1,130.3
Deferred tax liabilities	234.4
Other liabilities	92.1
Net assets acquired	$803.8

Approximately $6.7 of the goodwill related to Clarke American is deductible for tax purposes.

4.    Inventories

Inventories consisted of the following:

	December 31,
	2007	2006
Finished goods	$26.9	$22.9
Work-in-progress	7.6	5.3
Raw materials	66.6	47.3
	$101.1	$75.5

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2007	2006
Machinery and equipment	$155.6	$89.4
Computer software and hardware	57.1	23.8
Leasehold improvements	20.1	12.4
Buildings and improvements	40.6	16.9
Furniture, fixtures and transportation equipment	20.3	5.1
Land	11.6	4.2
Construction-in-progress	9.4	6.0
	314.7	157.8
Accumulated depreciation	(111.4)	(51.7)
	$203.3	$106.1

Depreciation expense was $60.3, $28.7 and $3.9 in 2007, 2006 and 2005, respectively, and includes the depreciation of the Company’s capital leases. Capitalized lease equipment was $6.3 at December 31, 2007 and 2006, and the related accumulated depreciation was $3.0 and $1.6 at December 31, 2007 and 2006, respectively.

Construction-in-progress mainly consists of investments in Harland Clarke’s information technology infrastructure, contact center, production bindery and delivery systems.

6.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Balance as of December 31, 2005	$388.5
Adjustments to goodwill	(2.2)
Effect of exchange rate changes	1.4
Balance as of December 31, 2006	387.7
Harland Acquisition	992.2
Peldec assets purchase	7.2
Wei Feng acquisition	2.0
Effect of exchange rate changes	2.2
Balance as of December 31, 2007	$1,391.3

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Amortized intangible assets:
Customer relationships	3-30	$1,156.2	$483.3	$86.1	$27.9
Trademarks and tradenames	5-15	11.9	11.0	1.6	0.6
Covenants not to compete	3	0.4	0.4	0.4	0.4
Software	2-10	60.0	2.0	8.0	1.0
Patented technology	4-10	12.2	—	0.8	—
		1,240.7	496.7	96.9	29.9
Indefinite lived intangible assets:
Product formulations		109.8	109.6	—	—
Trademarks and tradenames		196.9	84.1	—	—
Total other intangible assets		$1,547.4	$690.4	$96.9	$29.9

Amortization expense was $68.3, $28.8 and $1.3 for 2007, 2006 and 2005, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Harland Acquisition was 17.6 years as of May 1, 2007. The weighted average amortization period for each major class of these amortizable intangible assets as of May 1, 2007 was as follows: customer relationships — 18.5 years, trademarks and tradenames — 4.7 years, software — 8.2 years and patented technology — 10.0 years. Intangible assets acquired in the Peldec assets purchase had a weighted average amortization period of 8.5 years as of the acquisition date. Intangible assets acquired in the Wei Feng acquisition had a weighted average amortization period of 3.0 years as of the acquisition date.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2012 is as follows:

2008	$91.8
2009	89.1
2010	86.3
2011	80.1
2012	74.4

During 2007, the Company continued to experience greater revenue attrition than expected for Alcott Routon operations of the Harland Clarke segment. As a result of this, as well as management’s decision to change the business model, the Company assessed whether a portion of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on current expectations indicated an impairment and the intangible assets were written down to their current estimated fair value. As a result, an impairment charge of $3.1 was recorded and included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2007.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

7.	Income Taxes

Information pertaining to the Company’s (loss) income before income taxes and the applicable provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2007	2006	2005
(Loss) income before income taxes:
Domestic	$2.3	$51.3	$34.5
Foreign	(2.8)	0.9	1.4
Total (loss) income before income taxes	$(0.5)	$52.2	$35.9
Provision (benefit) for income taxes:
Current:
Federal	$—	$14.4	$(0.5)
State and local	3.3	3.8	0.8
Foreign	0.9	0.3	0.6
	4.2	18.5	0.9
Deferred:
Federal	0.7	2.8	10.5
State and local	(0.9)	(5.3)	—
Foreign	(0.3)	—	0.5
	(0.5)	(2.5)	11.0
Total provision for income taxes	$3.7	$16.0	$11.9

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Current:
Inventory	$1.5	$1.1
Net operating loss carryforwards	4.9	—
Accrued expenses and other liabilities	19.4	3.6
Net current deferred tax asset	25.8	4.7
Valuation allowance	(3.6)	—
	22.2	4.7
Long-term:
Postretirement benefits obligations	6.9	—
Deferred compensation	2.6	—
Interest rate hedges liability	8.9	—
Net operating loss carryforwards	4.8	—
Net capital loss carryforwards	—	3.1
Other liabilities	11.4	3.3
Property, plant and equipment	(18.8)	(11.5)
Pension asset	(6.8)	(5.8)
Intangible assets	(520.7)	(245.5)
Net deferred tax liability	(511.7)	(256.4)
Valuation allowance	(4.9)	(3.1)
	(516.6)	(259.5)
Net deferred tax liabilities	$(494.4)	$(254.8)

The Company recorded net deferred tax liabilities of $254.1 in the purchase accounting for the Harland Acquisition.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Pursuant to SFAS No. 123(R), the Company’s deferred tax assets do not include approximately $14.6 of net operating losses relating to the excess tax benefits from employee stock option exercises.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2007	2006	2005
Tax (benefit) provision at statutory rate	$(0.2)	$18.3	$12.6
State and local taxes	0.8	2.5	1.2
Foreign losses with no benefit	1.5	—	—
Permanent differences	0.6	(0.3)	—
Uncertain tax positions	0.1	(1.6)	(1.5)
Change in valuation allowance	—	—	(1.0)
Effect of change in state tax rates on deferred taxes	0.3	(2.8)	—
Other	0.6	(0.1)	0.6
	$3.7	$16.0	$11.9

At December 31, 2007, the Company had approximately $48.4 of federal net operating loss carryforwards which are available to offset future taxable income. If not used, these carryforwards expire between 2020 and 2027. Approximately $7.3 of the federal net operating loss carryforwards may be subject to annual limitations under the Internal Revenue Code and Regulations. To the extent the net operating loss carryforwards relate to the excess tax benefits from employee stock option exercises, the resulting benefits of approximately $14.6 will be credited to stockholders’ equity when realized.

The Company had domestic state net operating loss carryforwards totaling $5.4 (tax effected), with $0.2 expiring between 2008-2009, $1.1 expiring between 2010-2019, and the remainder expiring beyond 2019. The Company had domestic tax credits of $1.7 (tax effected) of which $1.0 expires between 2020-2025 and $0.6 that do not expire. In addition, the Company had foreign net operating loss carryforwards of $0.2 and $4.1 for Israel and Ireland, respectively. These foreign carryforwards have no expiration dates.

The valuation allowance for deferred tax assets increased by $5.4 in 2007. The increase in this allowance was primarily due to the Harland Acquisition and foreign losses created in 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant impact on the Company’s financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$10.7
Additions from acquisitions	9.6
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	—
Reductions for tax positions for prior years	(0.2)
Settlements	—
Balance as of December 31, 2007	$20.1

Of the amounts reflected in the table above at December 31, 2007, $0.8 of tax benefits that if recognized, would reduce the Company’s annual effective tax rate. As of January 1, 2007, the Company had approximately $4.4 of accrued interest and penalties and approximately $6.2 as of December 31, 2007. The Company records both accrued interest and penalties related to income tax

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

matters in the provision for income taxes in the accompanying consolidated statements of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

In connection with the Clarke American Acquisition, Honeywell has agreed to indemnify the Company for certain income tax liabilities that arose prior to the Clarke American Acquisition.

The Company and its subsidiaries joins in the filing of U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service commenced an examination of Harland’s U.S. income tax returns for 2005. In addition, there are ongoing examinations with various states. Open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

8.	Authorized Capital Stock

M & F Worldwide’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.01 per share, and 250,020,000 shares of preferred stock, par value $0.01 per share. The preferred stock is issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, as set forth in M & F Worldwide’s Certificate of Incorporation or any amendment thereto, or in the resolution providing for the issuance of such stock adopted by M & F Worldwide’s Board of Directors, which is expressly authorized to set such terms for any such issue.

At December 31, 2007 and 2006, there were shares of common stock outstanding of 23,873,170 and 22,775,270, respectively, of which 2,541,900 shares were held in treasury at December 31, 2007 and 2006. There were 20,000 shares of Series A Preferred Stock outstanding at December 31, 2007 and 2006, all of which were held in treasury.

9.	Stock Plans

The Company established four stock plans, one in 1995, one in 1997, one in 2000 and one in 2003 (the ‘‘Stock Plans’’), which provide for the grant of awards covering up to 5.5 million shares of M & F Worldwide common stock. As of December 31, 2007, options to purchase a total of approximately 3.1 million shares of M & F Worldwide common stock have been granted pursuant to the Stock Plans. As of December 31, 2007, 0.2 million shares of M & F Worldwide restricted common stock have been granted pursuant to the Stock Plans.

A summary of the Company’s stock option activity for the Stock Plans and related information for the years ended December 31 is as follows:

		Exercise Price
	Shares (000)	Range	Weighted Avg. Price
Options outstanding at December 31, 2005	1,792	$2.88 – 7.625	$6.23
Options exercised	(894)	2.85 – 7.625	6.61
Options outstanding at December 31, 2006	898	2.85 – 7.625	5.86
Options exercised	(898)	2.85 – 7.625	5.86
Options outstanding at December 31, 2007	—	—	—

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Information regarding stock options exercisable under the Stock Plans is as follows:

	December 31,
	2007	2006	2005
Options exercisable:
Number of shares (000)	—	898	1,792
Weighted average exercise price	$—	$5.86	$6.23

The Company’s options generally had a 10-year term. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any options in 2007, 2006 and 2005.

In addition, non-employee directors are eligible to participate in the Company’s Outside Directors Deferred Compensation Plan. This plan enables such directors to forego cash fees otherwise payable to them in respect to their service as a director and to have such fees credited in the form of stock units, which will be payable in the form of stock or cash, as elected by a director, when the director terminates service as a director, or at such other time as a director elects. As of December 31, 2007 and 2006, the Company recorded a liability of $1.4 and $0.6, respectively, related to deferred directors’ compensation. Deferred directors’ compensation is recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2007 and 2006, there were 26,363 and 24,611 stock units, respectively.

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the ‘‘Restricted Stock’’). Mr. Perelman is the Chairman of the Company’s Board of Directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company. The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. In accordance with EITF 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ the Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $2.1 related to the Restricted Stock in 2007.

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

The Company adopted the provisions of SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires the Company to recognize the funded status of its pension plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to other comprehensive income at adoption was $0.2 and represents the net

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

unrecognized prior service cost and unrecognized actuarial net loss remaining from the initial adoption of SFAS No. 87 ‘‘Employers’ Accounting for Pensions,’’ which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The following table reconciles the funded status of Mafco Worldwide’s funded defined benefit pension plans as of December 31. The Company uses December 31 as a measurement date for all plans.

	December 31,
	2007	2006
Accumulated Benefit Obligation	$8.8	$8.6
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$10.4	$9.6
Service cost	0.3	0.4
Interest cost	0.6	0.5
Plan amendments	—	0.2
Actuarial loss	(0.3)	(0.1)
Benefits paid	(0.5)	(0.2)
Projected benefit obligation at end of year	10.5	10.4
Change in Plan Assets
Fair value of assets at beginning of year	26.8	22.4
Actual returns on plan assets	—	4.0
Company contributions	0.6	0.6
Benefits paid	(0.5)	(0.2)
Fair value of assets at end of year	26.9	26.8
Net pension asset	$16.4	$16.4

Amounts recognized in the consolidated balance sheets for Mafco Worldwide’s funded defined benefit pension plans consist of the following:

	December 31,
	2007	2006
Pension asset	$17.7	$17.9
Other liabilities	(1.3)	(1.5)
	$16.4	$16.4

Net amounts recognized in accumulated other comprehensive income at December 31, 2007, which have not yet been recognized as a component of net periodic pension income/cost for Mafco Worldwide’s funded defined benefit pension plans, are as follows:

Prior service cost	$0.5
Net actuarial loss	1.4
$1.9

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The total prior service cost and actuarial loss included in accumulated other comprehensive (loss) income and expected to be recognized as a reduction to net periodic pension income during the year ending December 31, 2008 for Mafco Worldwide’s funded pension plans is $0.1 and $0.1, respectively.

The components of net periodic benefit income for Mafco Worldwide’s funded defined benefit plans are as follows:

	Year ended December 31,
	2007	2006	2005
Service cost	$(0.4)	$(0.4)	$(0.3)
Interest cost	(0.6)	(0.5)	(0.4)
Expected return on plan assets	2.3	1.9	1.7
Amortization of prior service cost	(0.2)	(0.1)	(0.1)
Amortization of net actuarial loss	—	(0.1)	(0.1)
Net periodic benefit income	$1.1	$0.8	$0.8

In addition to the amounts shown above, Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by the U.S. income tax regulation. The projected benefit obligation for this plan was $3.3 and $3.6 at December 31, 2007 and 2006, respectively. The projected benefit obligation reflected on the consolidated balance sheet at December 31, 2007 includes a current liability of $0.2 and a non-current liability of $3.1. Net loss recognized in accumulated other comprehensive income at December 31, 2007, which has not yet been recognized as a component of net periodic pension cost for Mafco Worldwide’s unfunded plan was $0.5, net of tax. The net loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ending December 31, 2008 is less than $0.1. The net periodic pension cost recognized for this plan was $0.3 for each year ended December 31, 2007, 2006 and 2005.

Assumptions

	December 31,
	2007	2006
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	6.25%	5.80%
Rate of compensation increase	3.50%	3.50%

	Year ended December 31,
	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.80%	5.50%	5.75%
Expected long term rate of return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

Discussion of Expected Long Term Rate of Return

In determining its expected rate of return on the plans’ assets, the Company considered the investment style, the historical returns, and the expected returns of the fund in which it currently invests. In 2007, the plans’ assets were invested in global asset allocation funds from a U.S. asset allocation fund. The actual performance of the global asset allocation funds over the past ten years has exceeded the previously used 8.5% annual rate of return. For 2008 and beyond, based upon investment models developed for the global asset allocation funds, the 3 year annual rate of return is expected to exceed 8.0%.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Plan Assets

Mafco Worldwide’s pension plan asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	December 31,
	2007	2006
Asset category:
Equity securities	37%	57%
Fixed income securities	9%	15%
Cash and other	54%	28%
Total	100%	100%

Investment Policy Discussion

The Investment Committee has retained a professional investment consultant as an advisor. Based upon that advice, the plans’ assets are invested in asset allocation funds which are comprised of global equities, global fixed income securities and cash.

Contributions

Mafco Worldwide currently expects to contribute approximately $0.8 to its defined benefit pension plans in 2008.

Benefit Payments

The projected benefit payments for the defined benefits plans are as follows:

2008	$0.4
2009	0.5
2010	0.4
2011	0.5
2012	0.7
2013-2017	4.3

Harland Clarke Holdings

Primarily as a result of the Harland Acquisition, the Company has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.5 at December 31, 2007. Accretion expense recognized for these agreements was not significant.

Also as a result of the Harland Acquisition, the Company currently sponsors two unfunded defined benefit postretirement plans that cover certain salaried and nonsalaried employees who were formerly employees of Harland. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes approximately 50% of the cost of providing the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.

The accrued postretirement benefit obligation (‘‘APBO’’) as of May 1, 2007, the date of the Harland Acquisition, was $17.3. For the May 1, 2007 to December 31, 2007 period, the Company contributed $0.8 to these plans. The Company expects to contribute $1.0 to these plans in 2008.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table presents the changes in the APBO from the May 1, 2007 to December 31, 2007 and reconciles the plans’ status to the accrued postretirement health care and life insurance liability reflected on the accompanying consolidated balance sheet as of December 31, 2007:

APBO at May 1 (date of Harland Acquisition)	$17.3
Interest cost	0.6
Benefits paid	(1.6)
Retiree contributions	0.8
Actuarial gain	(1.5)
APBO at December 31	$15.6
Included in accrued salaries, wages and employee benefits	$0.9
Included in other liabilities	14.7
APBO at December 31	$15.6

The following table presents the changes in the fair value of plan assets and the funded status from May 1, 2007 to December 31, 2007:

Fair value of plan assets at May 1 (date of Harland Acquisition)	$—
Employer contributions	0.8
Retiree contributions	0.8
Benefits paid	(1.6)
Fair value of plan assets at December 31	$—
Funded status	$(15.6)
Unrecognized actuarial net gain	(1.5)
Cumulative benefit to other comprehensive income	1.5
Benefit obligation at December 31	$(15.6)

Net periodic postretirement benefit costs for the period from May 1, 2007 to December 31, 2007 were as follows:

Interest on accumulated postretirement benefit obligation	$0.6
Net amortization	—
Net postretirement benefit cost	$0.6

The weighted average discount rate used to determine benefit obligations as of December 31, 2007 and May 1, 2007 were 5.75% and 5.75%, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost for the 2007 period was 5.75%. The annual health care cost trend rate used for 2008 to determine benefit obligations at December 31, 2007 was assumed to be 8.0%. The estimated annual health care cost trend rates grade down proportionally to 4.5% at 2015, the year that the ultimate trend rate is reached. Participant contributions are assumed to increase with health care cost trend rates.

The health care cost trend rate assumptions, which are net of participant contributions and subsidies, could have a significant effect on amounts reported. A change in the assumed trend rate of

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

1 percentage point would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total interest cost for 2007	$0.0	$(0.0)
Effect on postretirement benefit obligation at December 31, 2007	1.1	(0.9)

The following reflects the estimated future benefit payments, net of estimated participant contributions and subsidies:

2008	$0.9
2009	0.9
2010	0.9
2011	0.9
2012	0.9
2013-2017	4.7

The Company recognized a net actuarial gain of $1.5 in other comprehensive income in 2007. During 2007, there were no reclassification adjustments or amortization of the actuarial gain included in other comprehensive loss. The Company does not expect any net amortization will be included in 2008 net periodic postretirement benefit costs.

11.    Defined Contribution Pension Plans

Mafco Worldwide has a defined contribution 401(k) plan covering its domestic salaried employees. Mafco Worldwide contributes up to 2% of an employees’ salary to this plan. Harland Clarke Holdings, through its subsidiaries, sponsors certain defined contribution benefit plans where by it generally matches employee contributions up to 4% of base wages. Contributions to these plans were $11.5, $5.3 and $0.2 in 2007, 2006 and 2005, respectively.

12.    Long-Term Debt

	December 31,
	2007	2006
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,791.0	$—
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0	—
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0	—
Harland Clarke Holdings $480.0 Prior Credit Facilities, net of $1.8 of unamortized original discount at December 31, 2006	—	423.2
Harland Clarke Holdings 11.75% Senior Notes due 2013	—	175.0
Mafco Worldwide $125.0 Senior Secured Credit Facilities	65.7	88.9
Capital lease obligations and other indebtedness	3.9	5.6
	2,475.6	692.7
Less: current maturities	(20.1)	(47.7)
Long-term debt, net of current maturities	$2,455.5	$645.0

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The Credit Agreement provides for a $1,800.0 senior secured term loan (the ‘‘Term Loan’’), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the ‘‘Revolver’’) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 7.3% at December 31, 2007. As of December 31, 2007, there were no borrowings under the Revolver and there was $84.2 available for borrowing (giving effect to the issuance of $15.8 of letters of credit).

Under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement and the 2015 Senior Notes (as defined below) allow Harland Clarke Holdings to incur substantial additional debt.

Loans under the Credit Agreement bear, at Harland Clarke Holdings’ option, interest at:

▪	A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

▪	A rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.

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

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires Harland Clarke Holdings to maintain a maximum consolidated secured leverage ratio for the benefit of lenders under the Revolver only. Harland Clarke Holdings has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and Harland Clarke Holdings may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. Harland Clarke Holdings is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in 2009 with respect to 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). Each

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

The Credit Agreement also contains certain customary events of default. Such events of default include, but are not limited to: non-payment of amounts when due; violation of covenants; material inaccuracy of representations and warranties; cross default and cross acceleration with respect to other material debt; bankruptcy and other insolvency events; certain ERISA events; invalidity of guarantees or security documents; and material judgments. Some of these events of default allow for grace periods.

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

Harland Clarke Holdings Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the ‘‘Floating Rate Notes’’) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 9.62% at December 31, 2007. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings’ ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

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

Harland Clarke Holdings Prior Credit Facilities

Concurrent with the completion of the Company’s acquisition of Clarke American (since renamed Harland Clarke Holdings) in December 2005, Harland Clarke Holdings, as Borrower, entered into senior secured credit facilities (the ‘‘Prior Credit Facilities’’), which provided for a revolving credit facility (the ‘‘Prior Revolver’’) in the amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011 (the ‘‘Prior Term Loan’’). The outstanding principal balance under the Prior Credit Facilities of $393.7 was repaid on May 1, 2007 in connection with the Harland Acquisition and related financing transactions, along with accrued interest through the date of repayment of $2.9 and prepayment penalties of $3.9.

The Prior Term Loan had an aggregate principal amount at maturity of $440.0. Harland Clarke Holdings assumed $437.8 of net obligations from its issuance, net of original discount of 0.5%. The original discount was being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method, and the unamortized amount of $1.5 was written off in 2007 upon repayment of the debt. The Prior Term Loan required that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed thereunder. The amount of the excess cash flow payment, with respect to 2006, included in current maturities was $26.5 at December 31, 2006 and such amount was paid in February 2007. At the time of the excess cash flow payment, the Company wrote-off deferred financing fees of $0.6.

Harland Clarke Holdings Senior Notes due 2013

Concurrent with the completion of the Company’s acquisition of Clarke American (since renamed Harland Clarke Holdings) in December 2005, Harland Clarke Holdings issued $175.0 principal amount of 11.75% Senior Notes due December 15, 2013 (the ‘‘2013 Senior Notes’’). All of these notes were either repurchased in a tender offer that closed on May 3, 2007 or redeemed on June 4, 2007 for total consideration of $220.1, including prepayment premiums and consent payments totaling $37.3 and accrued interest of $7.8. The 2013 Senior Notes were to mature on December 15, 2013 and paid interest at a rate per annum of 11.75% on June 15 and December 15 of each year. The 2013 Senior Notes were unsecured and were subordinated to all of Harland Clarke Holdings’ secured indebtedness.

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

Mafco Worldwide $125.0 Senior Secured Credit Facilities

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the ‘‘Mafco Worldwide Guarantors’’). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 6.91% at December 31, 2007.

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

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.3. Due to repayments made in 2007, there are no quarterly installment requirements in 2008. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility (there are no such amounts to be paid with respect to 2007). Mafco Worldwide made repayments totaling $23.3 in 2007, which included mandatory repayments of $1.1. Mafco Worldwide made repayments totaling $18.1 in 2006, which included mandatory repayments of $1.1. As of December 31, 2007, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $14.7 available for borrowing (giving effect to the issuance of $0.3 of letters of credit).

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

Capital Lease Obligations and Other Indebtedness

The Company has outstanding capital lease obligations with principal balances totaling $3.4 and $4.6 at December 31, 2007 and 2006, respectively. These obligations have imputed interest rates ranging from 3.6% to 6.0% and have required payments, including interest, of $1.7 in 2008, $1.6 in 2009 and $0.3 in 2010. The Company also had $0.5 and $1.0 outstanding under an information technology financing obligation at December 31, 2007 and 2006, respectively.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.9 and $2.6 at December 31, 2007 and 2006, respectively) for working capital purposes. The subsidiary had no borrowings at December 31, 2007 and 2006.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Interest Rate Hedges

During February 2006, Harland Clarke Holdings (formerly Clarke American) entered into interest rate hedge transactions in the form of three-year interest rate swaps with notional amounts totaling $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable interest rate Prior Credit Facilities. On May 1, 2007, Harland Clarke Holdings’ Prior Credit Facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of Harland Clarke Holdings’ Term Loan. In accordance with SFAS No. 133, as amended and interpreted, the Company is amortizing the fair value of the derivative liability of $0.4 as of May 1, 2007 over the remaining life of the derivative contract using the straight-line method in interest expense in the consolidated statements of operations.

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

As of December 31, 2007 and 2006, the Company recorded a liability of $22.7 and an asset of $0.1, respectively, related to these derivative instruments in other liabilities and other assets in the accompanying consolidated balance sheets.

Annual Maturities

Annual maturities of long-term debt during the next five years are as follows:

2008	$20.1
2009	20.4
2010	18.9
2011	81.9
2012	18.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

13.    Financial Instruments

Most of the Company’s clients are in the financial services, tobacco and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts for cash and cash equivalents, trade accounts receivable, marketable securities, accounts payable and accrued liabilities approximate fair value. The fair value of the Company’s long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 2007 was approximately $273.0 lower than the carrying value of $2,475.6. The estimated fair value of long-term debt at December 31, 2006 was approximately $27.0 higher than the carrying value of $692.7.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

14.    Restructuring

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant. These facilities were closed in 2007 with ongoing lease commitments through 2009. The total expected expenditures for these closures is $2.7.

Subsequent to the Harland Acquisition

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, as well as executive and shared services costs. The Company’s planned initiatives primarily include the following:

•	consolidation of various facilities in the Harland Clarke segment;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $18.2 of severance and severance-related costs for the termination of certain former Harland employees and $3.7 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting in 2007, subsequent to the Harland Acquisition, the Company expensed $1.5, net of adjustments, for severance and severance-related costs for the termination of certain of the Company’s historical employees and $2.6 for facilities and other costs for the closure of certain of the Company’s historical facilities. Of the liabilities recorded in purchase accounting, $12.8 relates to the Harland Clarke segment, $7.5 relates to the Harland Financial Solutions segment and $1.6 relates to the Corporate segment. All of the restructuring costs expensed during 2007 relate to the Harland Clarke segment.

With respect to the restructuring costs totaling $4.1, which were expensed subsequent to the Harland Acquisition, the Company expects to complete the planned facilities closures and employee terminations by April 2008, with ongoing lease commitments through 2010. The remaining amounts of the $4.1 of restructuring costs the Company expects to pay include approximately $0.5 for the termination of certain pre-Harland Acquisition employees and $1.3 for facilities and other costs.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following details the components of the Company’s restructuring accruals in 2007 and 2006:

	Beginning Balance	Established in Purchase Accounting	Expensed	Paid in Cash	Ending Balance
Year Ended December 31, 2007:
Severance and severance related	$1.7	$18.2	$2.9	$(13.6)	$9.2
Facilities closures	1.0	3.7	2.7	(2.8)	4.6
	$2.7	$21.9	$5.6	$(16.4)	$13.8
Year Ended December 31, 2006:
Severance and severance related	$1.8	$—	$3.2	$(3.3)	$1.7
Facilities closures	1.6	—	0.1	(0.7)	1.0
	$3.4	$—	$3.3	$(4.0)	$2.7

Restructuring accruals are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance through December 2008 and the remaining facilities closure costs and other costs through February 2010.

In addition to the amounts disclosed in the table above, the Company also incurred other costs related to the facility closures, including inventory write-offs, training, hiring, relocation and travel.

15.    Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2018. Certain leases contain renewal options for one to five year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2007, future minimum lease payments under non-cancellable operating leases with terms of one year or more are as follows:

2008	$24.9
2009	22.3
2010	18.2
2011	15.2
2012	10.5
Thereafter	17.0

Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $2.8.

Total lease expense for all operating leases was $21.0, $9.5 and $0.8 for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, the Company had obligations to purchase approximately $17.5 of raw materials.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2007, the Company incurred or expected to incur approximately $1.0 of costs related to asbestos-related claims not subject to the arrangements described above (the ‘‘Remaining Claims’’), as to which it either has received or expects to receive approximately $0.8 in insurance reimbursements. Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

Federal-Mogul Corporation purchased the Friction Buyer in October 1998. In October 2001, the Friction Buyer filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its obligations to Pneumo Abex. The Friction Guarantor guaranteed performance of the Friction Buyer’s obligations, however, and, since the Friction Buyer’s bankruptcy filing, has been fulfilling the Friction Buyer’s obligations. In November 2006, the Company entered into a series of agreements with the Friction Buyer, the Friction Guarantor and others that proposed a settlement of the Company’s claims against the Friction Buyer relating to the 1994 sale transaction as part of the bankruptcy reorganization of the Friction Buyer. If the transactions outlined in the agreements are approved by the courts overseeing the Friction Buyer’s bankruptcy and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust to be created in connection with the Friction Buyer’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 to the trust, and the Friction Guarantor would pay $246.0 to the trust and issue a 25-year note to the trust for the payment of $500.0, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Friction Buyer’s assumption, and (iv) one or more court-ordered injunctions would bar the assertion of any claim arising out of the asbestos-related claims subject to the Friction Buyer’s assumption from being asserted against the Company, the Friction Buyer or the Friction Guarantor (items (a)(i) through (a)(iv) collectively, the ‘‘Plan A Settlement’’) or (b) under

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

certain conditions set forth in the agreements relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 from the Friction Buyer’s bankruptcy estate, (ii) the Friction Buyer would be relieved of its obligations, and (iii) the Friction Guarantor would continue to honor its guaranty obligation and receive $138.0 from the Friction Buyer’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the ‘‘Plan B Settlement’’). Both the Plan A Settlement and the Plan B Settlement are subject to various contingencies, including, in the case of the Plan A Settlement, bankruptcy court approval. In December 2007, the Friction Buyer consummated its bankruptcy plan of reorganization and was discharged from its obligations to Pneumo Abex. This discharge did not affect the Friction Guarantor’s obligation. Pursuant to the terms of the plan of reorganization, the amounts payable under the Plan B Settlement have been placed in escrow. The Plan A Settlement remains under submission to the court overseeing the Friction Buyer’s bankruptcy. No assurance can be given regarding whether the Plan A Settlement can or will be consummated.

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

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings’ businesses. In the stock purchase agreement executed in connection with the acquisition of Clarke American by the Company, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees. See Note 7 for certain tax matters indemnified by Honeywell.

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

16.    Transactions with Affiliates

Management Services Agreement

MacAndrews & Forbes Inc., a wholly owned subsidiary of Holdings, provides the services of the Company’s Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services pursuant to the terms of a management services agreement (the ‘‘Management Services Agreement’’). Under the terms of the Management Services Agreement, the Company pays MacAndrews & Forbes Inc. an annual fee for these services. The annual rate is $10.0 effective May 1, 2007. Prior to May 1, 2007, the fee was set at an annual rate of $5.0 for the period July 1, 2006 to April 30, 2007 and at an annual rate of $1.5 for periods prior to July 1, 2006.

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

Other

As discussed in Note 3, the Company paid $10.0 to Holdings in the second quarter of 2007 for services in sourcing, analyzing, negotiating and executing the Harland Acquisition. As discussed in Note 10, the Company issued 200,000 shares of restricted common stock to a director in May 2007.

The Company participates in Holdings’ directors and officer’s insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2007, the Company recorded prepaid expenses and other assets of $1.5 and $1.0 relating to the directors and officers insurance program. At December 31, 2006, the Company recorded prepaid expenses and other assets of $1.2 and $2.4 relating to the directors and officers insurance program. The Company paid $0.4 to Holdings in 2007 under the insurance program. No payments to Holdings were made in 2006 under the insurance program.

17.    Significant Customers

Harland Clarke Holdings’ top 20 clients accounted for approximately 30% and 46% of the Company’s net revenues in 2007 and 2006, respectively, with sales to Bank of America representing a significant portion of such revenues in the Harland Clarke segment. In addition, Mafco Worldwide’s sales to the Altria Group Inc. accounted for approximately 2%, 5% and 29% of the Company’s net revenues in 2007, 2006 and 2005, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

18.    Business Segment Information

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along four reportable segments together with a corporate group for certain support services. The reorganization aligned the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment – Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment – Provides core processing, retail and lending solutions as well as maintenance services to financial and other institutions. This segment operates primarily in the United States, Canada, Israel and Ireland.

•	Scantron segment – Provides data collection and testing and assessment products and services sold primarily to educational and commercial customers. This segment operates in the United States and Canada.

•	Licorice Products segment – Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.

Prior period results in the tables below have been restated to conform to the business segment changes as described above. See Note 3 for additional disclosures regarding the Harland Acquisition.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Selected summarized financial information for 2007, 2006 and 2005 is as follows:

	Harland Clarke(1)	Harland Financial Solutions(1)	Scantron(1)	Licorice Products(1)	Corporate and Other	Total
Product revenues, net:
2007	$1,101.4	$50.3	$47.6	$102.9	$—	$1,302.2
2006	622.3	—	—	98.1	—	720.4
2005	24.1	—	—	97.3	—	121.4
Service revenues, net:
2007	$2.5	$161.0	$7.1	$—	$—	$170.6
2006	1.6	—	—	—	—	1.6
2005	—	—	—	—	—	—
Intersegment revenues:
2007	$0.6	$0.6	$—	$—	$(1.2)	$—
2006	—	—	—	—	—	—
2005	—	—	—	—	—	—
Operating income (loss):
2007	$181.1	$22.2	$7.0	$35.5	$(28.5)	$217.3
2006	87.0	—	—	35.7	(5.2)	117.5
2005	0.7	—	—	36.7	(3.9)	33.5
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
2007	$98.2	$18.8	$9.1	$2.5	$0.1	$128.7
2006	54.5	—	—	3.0	—	57.5
2005	2.2	—	—	3.0	—	5.2
Capital expenditures (excluding capital leases):
2007	$18.0	$6.0	$1.5	$1.4	$—	$26.9
2006	14.7	—	—	0.8	—	15.5
2005	1.1	—	—	1.1	—	2.2
Total assets:
December 31, 2007	$1,734.0	$1,093.4	$356.5	$293.9	$333.9	$3,811.7
December 31, 2006	1,118.3	—	—	278.4	58.7	1,455.4

(1)	Includes results of the acquired Clarke American, Harland, Peldec and Wei Feng businesses from the respective dates of acquisition.

Selected summarized geographic information at December 31, 2007 and 2006 was as follows:

	Year ended December 31,
	2007	2006
Long-lived assets
North America	$1,669.7	$529.4
Foreign	35.8	19.6
Corporate	34.6	6.7
Total	$1,740.1	$555.7

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

19.    Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly financial information for 2007 and 2006:

	2007
	First	Second	Third	Fourth
Net revenues	$191.3	$365.8	$456.9	$458.8
Gross profit	76.6	140.6	183.3	183.0
Net income (loss)	9.4	(35.2)	10.1	11.5
Income (loss) per common share:
Basic	$0.45	$(1.68)	$0.47	$0.54
Diluted	$0.44	$(1.68)	$0.47	$0.54

	2006
	First	Second	Third	Fourth
Net revenues	$187.2	$182.2	$178.0	$174.6
Gross profit	74.6	72.6	69.3	66.3
Net income	10.4	8.0	11.2	6.6
Income per common share:
Basic	$0.53	$0.41	$0.56	$0.33
Diluted	$0.52	$0.40	$0.55	$0.32

Loss (earnings) per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual (loss) earnings per share amounts.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

20.    (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year ended December 31,
	2007	2006	2005
(Loss) earnings per share – basic:
Net (loss) income	$(4.2)	$36.2	$24.0
Weighted-average shares outstanding (in millions)	21.0	19.9	19.1
(Loss) earnings per common share – basic	$(0.20)	$1.82	$1.25
(Loss) earnings per share – diluted:
Net (loss) income	$(4.2)	$36.2	$24.0
Weighted-average shares outstanding (in millions)	21.0	19.9	19.1
Dilutive impact of stock options and stock units (in millions)	—	0.5	0.7
Weighted-average shares and potential dilutive shares outstanding (in millions)	21.0	20.4	19.8
(Loss) earnings per common share – diluted	$(0.20)	$1.78	$1.21

21.    Subsequent Events

Acquisition of Data Management I LLC

On February 13, 2008, M & F Worldwide entered into a Membership Interest Purchase Agreement (the ‘‘Purchase Agreement’’), with Pearson Inc. and NCS Pearson, Inc. (‘‘NCS Pearson’’), pursuant to which, upon the terms and subject to the conditions set forth therein, M & F Worldwide or its designee would purchase all of the limited liability membership interests of Data Management I LLC (‘‘Data Management’’), a wholly owned subsidiary of NCS Pearson, for $225.0 in cash, subject to post-closing adjustments (the ‘‘Data Management Purchase’’). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanners and related software, and provides survey consulting and tracking services, including medical device tracking, to corporate and government clients. Prior to the completion of the Purchase, M & F Worldwide assigned the Purchase Agreement to its indirect wholly owned subsidiary, Scantron Corporation, which completed the Data Management Purchase on February 22, 2008. Upon completion of the Data Management Purchase, Data Management became a wholly owned subsidiary of Scantron Corporation. The Company financed the Data Management Purchase and related fees and expenses with available cash at Harland Clarke Holdings. In connection with the Data Management Purchase, the Company paid $2.0 to Holdings on February 22, 2008 for its services in sourcing, analyzing, negotiating and executing the Data Management acquisition.

Investment in Auction Rate Securities

The Company’s investments included $40.0 of ARS held by M & F Worldwide as of December 31, 2007 and the date of this filing. These investments are classified as available-for-sale and are reported as current assets on the accompanying consolidated balance sheet at market value. These types of ARS investments are backed by student loans, and all have credit ratings of AAA or Aaa. The Company does not own any other type of ARS investments.

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction (also known as failure to settle) for ARS investments backed by student loans, including auctions for ARS

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

investments held by M & F Worldwide. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. The Company believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. Management does not believe that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments.

Schedule I – Condensed Financial Information of Registrant
Balance Sheets (Parent Only)
(in millions, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17.0	$19.8
Investments	40.0	30.0
Prepaid expenses and other current assets	3.2	0.9
Total current assets	60.2	50.7
Investment in subsidiaries	348.0	357.3
Receivable from subsidiaries	3.3	1.2
Deferred tax assets	2.4	3.9
Other assets	1.8	6.7
Total assets	$415.7	$419.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.4	$0.6
Accrued liabilities	0.7	2.5
Income taxes payable	—	1.7
Total current liabilities	2.1	4.8
Payable to subsidiaries	7.0	—
Deferred tax liabilities	—	3.8
Other liabilities	1.1	0.7
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,873,170 shares and 22,775,270 shares issued at December 31, 2007 and 2006, respectively	0.2	0.2
Additional paid-in capital	57.8	50.5
Treasury stock at cost; 2,541,900 shares at December 31, 2007 and 2006	(14.8)	(14.8)
Retained earnings	369.5	373.7
Accumulated other comprehensive (loss) income	(7.2)	0.9
Total stockholders’ equity	405.5	410.5
Total liabilities and stockholders’ equity	$415.7	$419.8

Schedule I – Condensed Financial Information of Registrant
Statements of Operations (Parent Only)
(in millions)

	Year Ended December 31,
	2007	2006	2005
General and administrative expenses	$12.4	$5.2	$3.9
Operating loss	(12.4)	(5.2)	(3.9)
Interest, investment and other income, net	3.0	2.2	2.2
Loss from operations before income taxes	(9.4)	(3.0)	(1.7)
Benefit from income taxes	(3.2)	(0.3)	(1.6)
Loss from operations	(6.2)	(2.7)	(0.1)
Equity in income of subsidiaries	2.0	38.9	24.1
Net (loss) income	$(4.2)	$36.2	$24.0

Schedule I – Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Only)
(in millions)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(4.2)	$36.2	$24.0
Adjustments to reconcile net (loss) income to total cash (used in) provided by operating activities:
Equity in income of subsidiaries	(2.0)	(38.9)	(24.1)
Restricted stock amortization	2.1	—	—
Changes in assets and liabilities:
Receivable from/payables to subsidiaries	4.9	(0.4)	1.5
Other, net	(2.1)	6.9	(2.4)
Cash (used in) provided by operating activities	(1.3)	3.8	(1.0)
Investing activities
Purchase of Clarke American	—	—	(202.5)
Investments in marketable securities	(10.0)	(30.0)	—
Professional fees related to acquisition of Harland	—	(2.0)	—
Dividend from Harland Clarke Holdings	1.8	1.5	—
Dividend from Mafco Worldwide	1.5	1.8	145.0
Cash used in investing activities	(6.7)	(28.7)	(57.5)
Financing activities
Proceeds from stock options exercised and related tax benefits	5.2	8.5	2.3
Cash provided by financing activities	5.2	8.5	2.3
Net decrease in cash and cash equivalents	(2.8)	(16.4)	(56.2)
Cash and cash equivalents at beginning of period	19.8	36.2	92.4
Cash and cash equivalents at end of period	$17.0	$19.8	$36.2
Non-cash financing activity:
Non-cash dividend from Mafco Worldwide	$—	$—	$10.7

Schedule II — Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2007, 2006 and 2005.

	Beginning Balance	Amounts Reserved	Balance Written Off	Ending Balance
Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves
December 31, 2007	$0.1	$5.5	$3.0	$2.6
December 31, 2006	$0.1	$—	$—	$0.1
December 31, 2005	$0.1	$—	$—	$0.1