Form 10-Q
period 2008-06-30
M & F WORLDWIDE CORP
filed 2008-08-08
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-13780

M & F WORLDWIDE CORP.
(Exact name of registrant as specified in its charter)

Delaware	02-0423416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 East 62nd Street New York, New York (Address of principal executive offices)	10065 (Zip code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of June 30, 2008, there were 19,331,270 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 946,000 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2008

i

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$63.0	$265.1
Accounts receivable (net of allowances of $3.2 and $2.6)	143.0	113.6
Inventories	111.4	101.1
Investments in auction-rate securities	—	40.0
Income taxes receivable	1.7	11.5
Deferred tax assets	23.4	22.2
Assets held for sale	5.8	—
Prepaid expenses and other current assets	56.8	49.3

Total current assets	405.1	602.8
Property, plant and equipment	350.8	314.7
Less accumulated depreciation	(142.8)	(111.4)

Property, plant and equipment, net	208.0	203.3
Goodwill	1,510.3	1,391.3
Other intangible assets, net	1,478.9	1,451.0
Pension asset	18.3	17.7
Contract acquisition payments, net	50.9	51.6
Investments in auction-rate securities	37.0	—
Other assets	90.7	94.0

Total assets	$3,799.2	$3,811.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79.3	$70.0
Deferred revenues	98.5	86.3
Short-term debt	27.2	—
Current maturities of long-term debt	34.5	20.1
Accrued liabilities:
Salaries, wages and employee benefits	77.0	76.3
Income and other taxes payable	15.2	11.3
Customer incentives	24.8	26.0
Acquisition-related payments	—	2.9
Other current liabilities	41.7	37.8

Total current liabilities	398.2	330.7
Long-term debt	2,450.8	2,455.5
Deferred tax liabilities	496.4	516.6
Other liabilities	94.9	103.4
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,873,170 shares issued at June 30, 2008 and December 31, 2007	0.2	0.2
Additional paid-in capital	65.6	57.8
Treasury stock at cost; 4,541,900 shares at June 30, 2008 and 2,541,900 shares at December 31, 2007	(106.6)	(14.8)
Retained earnings	401.3	369.5
Accumulated other comprehensive loss	(1.6)	(7.2)

Total stockholders’ equity	358.9	405.5

Total liabilities and stockholders’ equity	$3,799.2	$3,811.7

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Product revenues, net	$407.8	$325.7	$810.1	$516.9
Service revenues, net	77.1	40.1	146.8	40.2

Total net revenues	484.9	365.8	956.9	557.1
Cost of products sold	242.2	200.0	489.2	314.6
Cost of services provided	40.2	25.2	76.2	25.3

Total cost of revenues	282.4	225.2	565.4	339.9

Gross profit	202.5	140.6	391.5	217.2
Selling, general and administrative expenses	122.3	95.4	240.8	139.3
Restructuring costs	3.9	1.7	5.3	2.9

Operating income	76.3	43.5	145.4	75.0
Interest income	0.6	2.1	2.8	2.9
Interest expense	(45.1)	(46.8)	(96.6)	(63.9)
Loss on early extinguishment of debt	—	(54.6)	—	(54.6)
Other income, net	0.3	0.5	1.3	0.5

Income (loss) before income taxes and extraordinary gain	32.1	(55.3)	52.9	(40.1)
Provision (benefit) for income taxes	13.5	(20.1)	21.8	(14.3)

Net income (loss) before extraordinary gain	18.6	(35.2)	31.1	(25.8)
Extraordinary gain	0.7	—	0.7	—

Net income (loss)	$19.3	$(35.2)	$31.8	$(25.8)

Earnings (loss) per common share before extraordinary gain:
Basic	$0.88	$(1.68)	$1.46	$(1.25)

Diluted	$0.88	$(1.68)	$1.46	$(1.25)

Extraordinary gain per common share:
Basic	$0.04	$—	$0.04	$—

Diluted	$0.04	$—	$0.04	$—

Earnings (loss) per common share:
Basic	$0.92	$(1.68)	$1.50	$(1.25)

Diluted	$0.92	$(1.68)	$1.50	$(1.25)

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net income (loss)	$31.8	$(25.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	35.0	22.4
Amortization of intangible assets	48.6	25.7
Amortization of deferred financing fees and original discount	3.9	3.4
Loss on early extinguishment of debt	—	54.6
Restricted stock vesting and amortization	0.5	0.4
Asset impairments	1.0	—
Deferred income taxes	(18.9)	(4.0)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(13.5)	(7.9)
Inventories	(1.5)	4.9
Prepaid expenses and other assets	(6.2)	(5.2)
Pension asset	(0.7)	(0.7)
Accounts payable and accrued expenses	(1.6)	(9.5)
Deferred revenue	5.6	2.7
Contract acquisition payments, net	0.7	7.4
Income and other taxes	14.8	(14.7)
Other, net	—	4.0

Net cash provided by operating activities	99.5	57.7
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(2.9)	(1,422.5)
Purchase of Data Management	(224.6)	—
Purchase of Wei Feng	(0.8)	—
Proceeds from sale of property, plant and equipment	0.4	1.1
Redemption of auction-rate securities	1.2	—
Capital expenditures	(27.1)	(10.8)
Capitalized interest	(0.3)	(0.2)
Other, net	(0.1)	(0.5)

Net cash used in investing activities	(254.2)	(1,432.9)
Financing activities
Proceeds from stock options exercised	—	5.2
Tax benefits from stock options exercised	7.3	—
Repurchase of common stock	(91.8)	—
Issuance of notes	—	615.0
Redemption of notes	—	(175.0)
Borrowings on credit agreements and other borrowings	50.0	1,800.0
Repayments of credit agreements and other borrowings	(40.2)	(666.5)
Premiums, penalties and consent payments related to extinguishment of debt	—	(41.2)
Proceeds from issuance of short-term debt	27.2	—
Debt issuance cost	—	(56.3)

Net cash (used in) provided by financing activities	(47.5)	1,481.2
Effect of exchange rate changes on cash and cash equivalents	0.1	0.3

Net (decrease) increase in cash and cash equivalents	(202.1)	106.3
Cash and cash equivalents at beginning of period	265.1	63.4

Cash and cash equivalents at end of period	$63.0	$169.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$90.7	$50.9
Income taxes, net of refunds	19.8	4.4

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)

1.	Description of Business and Basis of Presentation

M & F Worldwide Corp.  (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect, wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”), formerly known as Clarke American Corp. (“Clarke American”), and Mafco Worldwide Corporation (“Mafco Worldwide”). At June 30, 2008, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.

On May 1, 2007, M & F Worldwide completed the acquisition of John H. Harland Company (“Harland”), and a wholly owned subsidiary of Clarke American was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American (the “Harland Acquisition”) (see Note 3). After the closing of the Harland Acquisition, Clarke American changed its name on May 2, 2007 to Harland Clarke Holdings.

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash after giving effect to working capital adjustments of $1.6, which were paid to Harland Clarke Holdings in July 2008 (the “Data Management Acquisition”) (see Note 3). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

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

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services and field maintenance services.

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

Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company, and has no independent assets at June 30, 2008, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are minor.

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation. These reclassifications primarily relate to the inclusion of internally developed intangible assets in other intangible assets, net in the consolidated balance sheets.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157, as amended by FASB Staff Position No. FAS 157-1, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance and does not apply to certain lease arrangements. SFAS No. 157, as amended by FASB Staff Position No. FAS 157-2, is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007, with the exception of certain nonfinancial assets and nonfinancial liabilities for which SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement effective January 1, 2008 did not have a material effect on the Company’s consolidated results of operations and financial position (see Note 17).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Upon adoption of this standard effective January 1, 2008, the Company did not elect the fair value option for any assets and liabilities under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under the requirements of SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, deferred tax valuation allowances changes, and income tax uncertainties after the acquisition date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for any acquisition in 2009 and beyond.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity and the recognition of the amount of net income attributable to the noncontrolling interest to be included in results of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated results of operations and financial position.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard requires enhanced disclosures about the effects of derivative instruments and hedging activities on an entity’s financial condition, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will increase disclosure requirements and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Acquisitions

Acquisition of Data Management

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $218.7 in cash after giving effect to working capital adjustments of $1.6, which were paid to Harland Clarke Holdings in July 2008. Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.2 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to Holdings for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Data Management Acquisition date:

Accounts receivable		$16.0
Inventories		7.5
Property, plant and equipment		25.6
Goodwill		114.5
Other intangible assets:
Customer relationships	$65.4
Trademarks and tradenames	2.4
Patented technology and software	7.5

Total other intangible assets		75.3
Other assets		0.6

Total assets acquired		239.5
Deferred revenues		7.6
Other liabilities		9.0

Net assets acquired		$222.9

The above purchase price allocation is preliminary and the amount allocated to goodwill is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Goodwill in the amount of approximately $114.5 and intangible assets in the amount of approximately $75.3 related to Data Management are deductible for tax purposes. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of Data Management, which includes the assembled workforce and synergies that are expected to be achieved.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities, which are subject to further refinement. The Company recorded $2.5 of severance and severance-related costs for the termination of certain Data Management employees in the above purchase price allocation in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue 95-3. See Note 15 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the related inventory is sold (of which $0.1 and $0.4 was expensed during the three and six months ended June 30, 2008, respectively).

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.3 and $0.4 was reflected as reduced revenues during the three and six months ended June 30, 2008, respectively). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve-month period following the Data Management Acquisition.

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid to Holdings for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition.

Harland Clarke Holdings and certain of its subsidiaries borrowed the following amounts on May 1, 2007 in order to fund the purchase price for Harland, to repay debt under Harland Clarke Holdings’ previously outstanding senior secured credit facilities, to repay Harland Clarke Holdings’ previously outstanding 11.75% Senior Notes, to repay Harland’s existing indebtedness and to pay fees and expenses (see Note 13):

Harland Clarke Holdings $1,800.0 Senior Secured Term Loan	$1,800.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0

$2,415.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		125.6
Goodwill		994.8
Other intangible assets:
Customer relationships	$675.2
Trademarks and tradenames	114.7
Patented technology	12.2
Software	50.8

Total other intangible assets		852.9
Other assets		144.7

Total assets acquired		2,226.2
Deferred revenues		77.9
Long-term debt		229.1
Deferred tax liabilities		268.8
Other liabilities		184.9

Net assets acquired		$1,465.5

The above purchase price allocation is complete. Goodwill in the amount of approximately $95.0 and intangible assets in the amount of approximately $107.0 related to Harland are deductible for tax purposes.

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities. The Company recorded $19.7 of severance and severance-related costs for the termination of certain Harland employees and $3.1 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with EITF 95-3. See Note 15 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $4.3 was expensed during the period from May 1, 2007 to June 30, 2007).

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.3 and $1.4 was reflected as reduced revenues during the three and six months ended June 30, 2008, respectively, and $4.3 was reflected as reduced revenues during the period from May 1, 2007 to June 30, 2007). The total reduction in revenues from May 1, 2007 to June 30, 2008 was $13.6.

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

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)

Net revenues	$484.9	$480.5	$974.2	$961.3
Operating income (loss)	81.6	(34.4)	157.2	38.0
Net income (loss)	22.5	(92.3)	39.0	(80.5)
Depreciation and amortization (excluding amortization of deferred financing fees)	42.1	44.2	85.3	88.4
Basic earnings (loss) per common share	$1.08	$(4.41)	$1.85	$(3.88)
Diluted earnings (loss) per common share	$1.07	$(4.41)	$1.85	$(3.88)

In the pro forma information above, the results prior to the Harland Acquisition and the Data Management Acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocations; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt in connection with the Harland Acquisition; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the Harland Acquisition were not adjusted for non-recurring employee retention bonuses, stock-based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $107.4 and $115.9 during the three and six months ended June 30, 2007, respectively.

The pro forma information above for the 2008 periods includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.6 and $2.2 for the three and six months ended June 30, 2008, respectively.

Also, the pro forma information above includes the impact of the following items in the three and six months ended June 30, 2007: the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.3 and $4.3, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($20.9 and $41.8 reflected in the three and six months ended June 30, 2008 and 2007, respectively, for the Harland Acquisition, and $1.1 and $2.2 reflected in the three and six months ended June 30, 2008 and 2007, respectively, for the Data Management Acquisition). These cost savings pertain to the termination of certain Harland and Data Management employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Peldec Assets Purchase

On August 15, 2007, the Company’s indirect, wholly owned Irish subsidiary, Harland Financial Solutions Worldwide Limited, purchased certain intellectual property (the “Products”) and operations related to software products developed by Peldec Decision Systems Ltd. (“Peldec”), an Israeli corporation, including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for aggregate consideration of $30.0. Peldec’s results of operations have been included in the Company’s operations since August 15, 2007. Harland Financial Solutions, Inc., a wholly owned subsidiary of the Company, had distributed the Products since August 2005 pursuant to a reseller agreement with Peldec.

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

Acquisition of Wei Feng Enterprises Limited

On July 2, 2007, Mafco Worldwide purchased the remaining 50% of the outstanding shares of Wei Feng Enterprises Limited (“Wei Feng”) for $1.5 ($0.5 of which was paid to the seller on July 2, 2007 and $1.0 of which was to be paid to the seller upon the issuance of a specific environmental permit for Wei Feng’s Zhangjiagang, China factory), plus up to an additional $1.9 over six years based on an earnout provision.

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

In May 2008, the purchase agreement was amended to provide for the following: (a) a cash payment to the seller of $0.8 made in May 2008 and another cash payment of $0.2 to be made to the seller upon achieving certain performance conditions at the Zhangjiagang, China factory and (b) elimination of the earnout provision. This amendment, which reduced the total consideration paid for the remaining shares of Wei Feng, resulted in an extraordinary gain of $0.7 which is equal to the value of the acquired assets in excess of the total consideration paid, after first reducing the value of the long-lived assets acquired to zero in accordance with the provisions of SFAS No. 141, “Business Combinations.”

The pro forma effects on the results of operations for the Wei Feng acquisition were not material and are not included in the pro forma information presented above.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

4.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2008	2007

Finished goods	$31.1	$26.9
Work-in-process	11.5	7.6
Raw materials	68.8	66.6

	$111.4	$101.1

5.	Assets Held For Sale

At June 30, 2008, assets held for sale consisted of the Harland Clarke segment’s printing facilities in Clearwater, Florida and Atlanta, Georgia, and an operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to the Harland Acquisition. The Company recorded a charge of $0.3 to adjust the carrying value of the Clearwater, Florida facility to its estimated fair value which was included in cost of products sold in the accompanying consolidated statements of operations. The Company is actively marketing the sale of these facilities and believes they will be sold within twelve months.

Assets held for sale at June 30, 2008 consisted of the following:

Land	$2.6
Buildings and improvements	3.2

Total	$5.8

6.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the six months ended June 30, 2008 is as follows:

Balance as of December 31, 2007	$1,391.3
Acquisition of Data Management	114.5
Adjustments to goodwill	2.8
Effect of exchange rate changes	1.7

Balance as of June 30, 2008	$1,510.3

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	June 30,	December 31,	June 30,	December 31,
	(in years)	2008	2007	2008	2007

Amortized intangible assets:
Customer relationships	3-30	$1,222.5	$1,156.2	$128.7	$86.1
Trademarks and tradenames	5-15	14.3	11.9	2.2	1.6
Software and other	2-10	60.3	60.2	12.8	8.0
Developed technology	4-10	0.5	0.3	—	—
Patented technology	4-20	19.6	12.2	1.6	0.8

		1,317.2	1,240.8	145.3	96.5

Indefinite lived-intangible assets:
Product formulations		110.1	109.8	—	—
Trademarks and tradenames		196.9	196.9	—	—

Total other intangibles		$1,624.2	$1,547.5	$145.3	$96.5

Amortization expense was $24.9 and $48.6 for the three and six months ended June 30, 2008, respectively, and $18.3 and $25.7 for the three and six months ended June 30, 2007, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Data Management Acquisition was 15.2 years as of February 22, 2008. The weighted average amortization period for each major class of these amortizable intangible assets as of February 22, 2008 was as follows: customer relationships — 14.7 years, trademarks and tradenames — 14.9 years, software — 9.9 years and patented technology — 19.9 years.

Estimated aggregate amortization expense for intangible assets through December 31, 2012 is as follows:

Six months ending December 31, 2008	$49.4
Year ending December 31, 2009	96.8
Year ending December 31, 2010	94.5
Year ending December 31, 2011	87.8
Year ending December 31, 2012	81.9

During the second quarter of 2008, the Company experienced further declines in customer revenues for Alcott Routon operations and assessed the customer relationship intangible asset for impairment. An analysis of the sum of the forecasted undiscounted future cash flows based on current expectations indicated an impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

7.	Business Segment Information

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Selected summarized financial information for the three months ended June 30, 2008 and 2007 was as follows:

		Harland
	Harland	Financial		Licorice	Corporate
	Clarke(1)	Solutions(1)	Scantron(1)	Products(1)	and Other	Total

Product revenues, net:
Three months ended June 30, 2008	$327.8	$20.8	$31.7	$27.5	$—	$407.8
Three months ended June 30, 2007	275.7	13.9	9.9	26.2	—	325.7
Service revenues, net:
Three months ended June 30, 2008	$1.1	$53.1	$22.9	$—	$—	$77.1
Three months ended June 30, 2007	0.5	31.3	8.3	—	—	40.1
Intersegment revenues:
Three months ended June 30, 2008	$0.1	$—	$0.1	$—	$(0.2)	$—
Three months ended June 30, 2007	0.1	—	0.1	—	(0.2)	—
Operating income (loss):
Three months ended June 30, 2008	$63.1	$6.4	$4.5	$10.2	$(7.9)	$76.3
Three months ended June 30, 2007	44.0	2.6	(1.8)	8.3	(9.6)	43.5
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Three months ended June 30, 2008	$28.3	$7.2	$6.2	$0.4	$—	$42.1
Three months ended June 30, 2007	24.6	6.1	2.8	0.3	—	33.8
Capital expenditures (excluding capital leases):
Three months ended June 30, 2008	$10.5	$0.8	$2.9	$0.2	$—	$14.4
Three months ended June 30, 2007	7.1	0.8	0.5	0.4	0.1	8.9

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Selected summarized financial information for the six months ended June 30, 2008 and 2007 was as follows:

		Harland
	Harland	Financial		Licorice	Corporate
	Clarke(1)	Solutions(1)	Scantron(1)	Products(1)	and Other(2)	Total

Product revenues, net:
Six months ended June 30, 2008	$658.5	$39.4	$57.2	$55.0	$—	$810.1
Six months ended June 30, 2007	440.2	13.9	9.9	52.9	—	516.9
Service revenues, net:
Six months ended June 30, 2008	$2.3	$105.7	$38.8	$—	$—	$146.8
Six months ended June 30, 2007	0.6	31.3	8.3	—	—	40.2
Intersegment revenues:
Six months ended June 30, 2008	$0.3	$—	$0.3	$—	$(0.6)	$—
Six months ended June 30, 2007	0.1	—	0.1	—	(0.2)	—
Operating income (loss):
Six months ended June 30, 2008	$116.4	$12.8	$10.2	$20.1	$(14.1)	$145.4
Six months ended June 30, 2007	67.4	2.6	(1.8)	18.5	(11.7)	75.0
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Six months ended June 30, 2008	$57.2	$14.5	$11.0	$0.9	$—	$83.6
Six months ended June 30, 2007	38.4	6.1	2.8	0.8	—	48.1
Capital expenditures (excluding capital leases):
Six months ended June 30, 2008	$20.8	$2.4	$3.5	$0.4	$—	$27.1
Six months ended June 30, 2007	8.7	0.8	0.5	0.7	0.1	10.8
Total assets were as follows:
June 30, 2008	$1,268.1	$347.9	$300.0	$264.1	$1,619.1	$3,799.2
December 31, 2007	1,304.8	360.7	171.5	248.5	1,726.2	3,811.7

(1)	Includes results of the acquired Harland, Wei Feng, Peldec and Data Management businesses from the respective dates of acquisition.

(2)	Total assets include goodwill of $1,510.3 and $1,391.3 as of June 30, 2008 and December 31, 2007, respectively, which is not assigned to the operating segments.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

8.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$19.3	$(35.2)	$31.8	$(25.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.2	0.9	4.0	1.2
Changes in fair value of cash flow hedging instruments, net of taxes of $8.4, $0.4, $1.7 and $0.1	13.2	0.7	2.6	0.4
Changes in fair value of available-for-sale securities, net of taxes of $—, $—, $0.5, and $—	—	(0.1)	(1.0)	(0.1)

Comprehensive income (loss)	$32.7	$(33.7)	$37.4	$(24.3)

9.	Earnings (Loss) Per Share

The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic weighted average common shares outstanding	20.9	20.9	21.0	20.7
Diluted weighted average common shares outstanding	20.9	20.9	21.0	20.7

A total of 175,846 and 256,702 of common equivalent shares for the three and six months ended June 30, 2007, respectively, consisting of outstanding stock options, directors stock units and unvested restricted stock were not included in the 2007 diluted earnings per share calculations as their effect was anti-dilutive due to the Company’s net loss.

10.	Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s federal tax returns for the 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service recently commenced examinations of Novar USA Inc., a predecessor of Harland Clarke Holdings, and Harland for the tax year 2005 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. There are no events that have occurred since December 31, 2007 that had a material impact on amounts accrued for the Company’s uncertain tax positions.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

11.	Defined Benefit Pension and Other Postretirement Benefit Plans

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

Net periodic pension income for Mafco Worldwide’s pension plans is due to the overfunded status of certain plans and consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.3	0.4	0.5
Expected return on plan assets	(0.5)	(0.5)	(1.0)	(1.1)
Net amortization	0.1	—	0.1	0.1

Net pension income	$(0.1)	$(0.1)	$(0.3)	$(0.3)

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

Net periodic postretirement costs for these plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest cost	$0.2	$0.2	$0.4	$0.2
Net amortization	—	—	—	—

Net postretirement benefit cost	$0.2	$0.2	$0.4	$0.2

12.	Short-Term Debt

On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provides for a loan in the amount of $27.2 that was fully drawn at closing. The loan is secured by M & F Worldwide’s investments in auction-rate securities, matures on June 12, 2009 and bears interest at the federal funds rate plus a margin of 1.0%. M & F Worldwide may prepay the loan prior to maturity in

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

minimum amounts of $1.0 without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events.

13.	Long-Term Debt

	June 30,	December 31,
	2008	2007

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,802.0	$1,791.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0	310.0
Mafco Worldwide $125.0 Senior Secured Credit Facilities	65.7	65.7
Capital lease obligations and other indebtedness	2.6	3.9

	2,485.3	2,475.6
Less: current maturities	(34.5)	(20.1)

Long-term debt, net of current maturities	$2,450.8	$2,455.5

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”).

The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 6.84% at June 30, 2008. As of June 30, 2008, there was $20.0 in outstanding borrowings under the Revolver and there was $69.6 available for borrowing thereunder (giving effect to the issuance of $10.4 of letters of credit).

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

Under the terms of the Credit Agreement, Harland Clarke Holdings is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, Harland Clarke Holdings entered into interest rate derivative arrangements described in “Interest Rate Hedges” below.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Harland Clarke Holdings Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 7.43% at June 30, 2008. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings’ ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

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

Harland Clarke Holdings Prior Credit Facilities

Concurrent with the completion of the Company’s acquisition of Clarke American (since renamed Harland Clarke Holdings) in December 2005, Harland Clarke Holdings, as Borrower, entered into senior secured credit facilities (the “Prior Credit Facilities”), which provided for a revolving credit facility (the “Prior Revolver”) in the amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011 (the “Prior Term Loan”). The outstanding principal balance under the Prior Credit Facilities of $393.7 was repaid on May 1, 2007 in connection with the Harland Acquisition and related financing transactions, along with accrued interest through the date of repayment of $2.9 and prepayment penalties of $3.9.

Harland Clarke Holdings Senior Notes due 2013

Concurrent with the completion of the Company’s acquisition of Clarke American Corp. (since renamed Harland Clarke Holdings) in December 2005, Harland Clarke Holdings issued $175.0 principal amount of 11.75% Senior Notes due December 15, 2013 (the “2013 Senior Notes”). All of these notes were either repurchased in a tender offer that closed on May 3, 2007 or redeemed on June 4, 2007 for total consideration of $220.1, including prepayment premiums and consent payments totaling $37.3 and accrued interest of $7.8. The 2013 Senior Notes were to mature on December 15, 2013 and paid interest at a rate per annum of 11.75%

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

on June 15 and December 15 of each year. The 2013 Senior Notes were unsecured and were subordinated to all of Harland Clarke Holdings’ secured indebtedness.

Mafco Worldwide $125.0 Senior Secured Credit Facilities

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 4.81% at June 30, 2008.

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

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.2. Due to the repayments made in 2007, there are no quarterly installment requirements in 2008. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility (there were no such amounts to be paid in the first or second quarter of 2008 with respect to 2007 due to optional prepayments made by Mafco Worldwide in 2007). Mafco Worldwide made repayments totaling $0.0 and $11.8 during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $14.7 available for borrowing thereunder (giving effect to the issuance of $0.3 of letters of credit).

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

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $2.6 and $3.4 at June 30, 2008 and December 31, 2007, respectively. These obligations have imputed interest rates ranging from 3.6% to 8.0% and have required payments, including interest, of $0.9 remaining in 2008,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

$1.7 in 2009, and $0.3 in 2010. A subsidiary of the Company also had $0.0 and $0.5 outstanding under an information technology financing obligation at June 30, 2008 and December 31, 2007, respectively.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $3.2 at June 30, 2008) for working capital purposes. The subsidiary had no borrowings at June 30, 2008 and December 31, 2007.

Interest Rate Hedges

During February 2006, Harland Clarke Holdings (formerly Clarke American) entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable interest rate Prior Credit Facilities. On May 1, 2007, Harland Clarke Holdings’ Prior Credit Facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of Harland Clarke Holdings’ Term Loan. In accordance with SFAS No. 133, as amended and interpreted, the Company is amortizing the fair value of the derivative liability of $0.4 as of May 1, 2007 in interest expense in the consolidated statements of operations over the remaining life of the derivative contract using the straight-line method.

During June 2007, Harland Clarke Holdings entered into additional interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. The two-year hedge swaps the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. During August 2007, Harland Clarke Holdings entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge swaps the underlying variable rate for a fixed rate of 4.977%. The purpose of these hedge transactions, which are accounted for as cash flow hedges, is to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable-rate Term Loan and comply with the terms of the Credit Agreement.

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

As of June 30, 2008 and December 31, 2007, the Company recorded a liability of $18.4 and $22.7, respectively, related to these derivative instruments in other liabilities in the accompanying consolidated balance sheets.

14.	Commitments and Contingencies

Non-Operating Contingent Liability, Indemnification and Insurance Matters

The Company’s non-operating contingent claims are generally associated with its indirect, wholly owned, non-operating subsidiary, Pneumo Abex LLC (together with its predecessors in interest, “Pneumo Abex”). Substantially all of these contingent claims are the financial responsibility of third parties and include various environmental and asbestos-related claims. As a result, the Company has not since 1995 paid and does not expect to pay on its own behalf material amounts related to these matters.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

In 1988, a predecessor of PepsiAmericas, Inc. (the “Original Indemnitor”) sold to Pneumo Abex various operating businesses, all of which Pneumo Abex re-sold by 1996. Prior to the 1988 sale, those businesses had manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the “Friction Buyer”) of Cooper Industries, Inc. (now Cooper Industries, LLC, the “Friction Guarantor”) assumed all liability for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Following the Friction Products sale, Pneumo Abex treated the Division as a discontinued operation and stopped including the Division’s assets and liabilities in its financial statements.

In 1995, MCG Intermediate Holdings Inc. (“MCGI”), M & F Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the “Transfer Agreement”). Under the Transfer Agreement, Pneumo Abex transferred to MCGI substantially all of its assets and liabilities other than the assets and liabilities relating to its former Abex NWL Aerospace Division (“Aerospace”) and certain contingent liabilities and the related assets, including its historical insurance and indemnification arrangements. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and previously existing contractual arrangements, as further explained below.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of June 30, 2008, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

Federal-Mogul Corporation purchased the Friction Buyer in October 1998. In October 2001, the Friction Buyer filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its obligations to Pneumo Abex. The Friction Guarantor guaranteed performance of the Friction Buyer’s obligations, however, and, since the Friction Buyer’s bankruptcy filing, has been fulfilling the Friction Buyer’s obligations. In November 2006, the Company entered into a series of agreements with the Friction Buyer, the Friction Guarantor and others that proposed a settlement of the Company’s claims against the Friction Buyer relating to the 1994 sale transaction as part of the bankruptcy reorganization of the Friction Buyer. If the transactions outlined in the agreements are approved by the courts overseeing the Friction Buyer’s bankruptcy and then consummated, then either (a) (i) the Company would transfer its interest in Pneumo Abex to a trust created in connection with the Friction Buyer’s bankruptcy reorganization plan, (ii) the Company would pay $10.0 to the trust, and the Friction Guarantor would pay $246.0 to the trust and issue a 25-year note to the trust for the payment of $500.0, (iii) the trust would assume all financial responsibility for the payment of asbestos-related claims subject to the Friction Buyer’s assumption, and (iv) one or more court-ordered injunctions would bar the assertion of any claim arising out of the asbestos-related claims subject to the Friction Buyer’s assumption from being asserted against the Company, the Friction Buyer or the Friction Guarantor (items (a)(i) through (a)(iv) collectively, the “Plan A Settlement”) or (b) under certain conditions set forth in the agreements relating to possible difficulties in implementing the Plan A Settlement, (i) Pneumo Abex would continue to be owned by the Company but would receive $2.0 from the Friction Buyer’s bankruptcy estate, (ii) the Friction Buyer would be relieved of its obligations, and (iii) the Friction Guarantor would continue to honor its guaranty obligation and receive $138.0 from the Friction Buyer’s bankruptcy estate (items (b)(i) through (b)(iii) collectively, the “Plan B Settlement”). Both the Plan A Settlement and the Plan B Settlement are subject to various contingencies, including, in the case of the Plan A Settlement, bankruptcy court approval. In December 2007, the Friction Buyer consummated its bankruptcy plan of reorganization and was discharged from its obligations to Pneumo Abex. This discharge did not affect the Friction Guarantor’s obligation. Pursuant to the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

terms of the plan of reorganization, the amounts under the Plan B Settlement have been placed in escrow. The Plan A Settlement remains under submission to the court overseeing the Friction Buyer’s bankruptcy. No assurance can be given regarding whether the Plan A Settlement can or will be consummated.

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

15.	Restructuring

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant (of which $0.3 and $1.5 was expensed during the three and six months ended June 30, 2007, respectively). These facilities were closed in 2007 with ongoing lease commitments through 2009. The total expected expenditures for these closures are $3.0.

Harland Acquisition

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. This plan focuses on improving operating margin through consolidating facilities and

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. The Company’s planned initiatives primarily include the following:

•	consolidation of various facilities in the Harland Clarke segment;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $19.7 of severance and severance-related costs for the termination of certain former Harland employees and $3.1 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting, subsequent to the Harland Acquisition the Company expensed, net of adjustments, $1.8 of severance and severance-related costs for the termination of certain of the Company’s historical employees and $3.1 of facilities closure and other costs for the closure of certain of the Company’s historical facilities (of which $1.5 was expensed during the three and six months ended June 30, 2007 and $0.4 and $0.8 were expensed during the three and six months ended June 30, 2008, respectively). Of the liabilities recorded in purchase accounting, $13.8 related to the Harland Clarke segment, $7.4 related to the Harland Financial Solutions segment and $1.6 related to Corporate. All of the Harland Acquisition restructuring costs expensed during 2008 and 2007 related to the Harland Clarke segment.

With respect to the restructuring costs totaling $4.9, which were expensed subsequent to the Harland Acquisition, the Company completed the planned facilities closures and employee terminations in April 2008, with ongoing lease commitments through 2010. The Company expects to expense an additional $0.1 for the termination of certain pre-Harland Acquisition employees and $0.4 of facilities closure and other costs.

The following details the components of the Company’s restructuring accruals related to the Harland Acquisition and other restructuring activities prior to the Harland Acquisition for the six month periods ended June 30, 2008 and 2007:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance

Six months ended June 30, 2008:
Severance and severance-related	$9.2	$1.5	$0.4	$(6.8)	$4.3
Facilities closures and other	4.6	(0.6)	0.4	(1.4)	3.0

Total	$13.8	$0.9	$0.8	$(8.2)	$7.3

Six months ended June 30, 2007:
Severance and severance-related	$1.7	$12.5	$2.0	$(8.8)	$7.4
Facilities closures and other	1.0	5.0	0.9	(1.3)	5.6

Total	$2.7	$17.5	$2.9	$(10.1)	$13.0

In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the facility closures, including inventory write-offs, training, hiring, relocation and travel.

Data Management Acquisition

During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment, which are subject to further refinement. These plans focus on

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

improving operating margin through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses. The Company’s planned initiatives primarily include the following:

•	consolidation of printing and manufacturing operations;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $1.5 for severance and severance-related costs for the termination of certain Scantron employees and $0.1 of facilities and other costs for the consolidation of certain printing operations during the six months ended June 30, 2008, of which $0.6 was expensed during the three months ended June 30, 2008. All of the Data Management Acquisition restructuring costs expensed during the three months ended June 30, 2008 were in the Scantron segment. The Company expects to complete the planned employee terminations and consolidation of printing and manufacturing operations by the end of 2008. The Company expects to expense approximately $2.3 for the termination of Scantron employees and $4.0 for facilities and other costs.

The following details the components of the Company’s restructuring accruals related to the Data Management Acquisition for the six month period ended June 30, 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance

Six months ended June 30, 2008:
Severance and severance-related	$—	$2.5	$1.5	$(2.6)	$1.4
Facilities and other	—	—	0.1	(0.1)	—

Total	$—	$2.5	$1.6	$(2.7)	$1.4

In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the initiatives including inventory write-offs, training, hiring, relocation and travel.

Harland Financial Solutions

During the second quarter of 2008, the Company implemented and completed a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. The plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

As a result of the plan, the Company expensed $2.9 of severance and severance-related costs for the termination of certain employees during the three months ended June 30, 2008, all of which related to the Harland Financial Solutions segment. The total cost of the plan is estimated to be $2.9. The Company expects to make severance payments related to the plan through April 2010.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The following details the Company’s restructuring accruals related to the Harland Financial Solutions plan for the six-month period ended June 30, 2008:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance

Six months ended June 30, 2008:
Severance and severance-related	$—	$2.9	$(1.0)	$1.9

Restructuring accruals are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to these restructuring plans through 2010.

16.	Transactions with Affiliates

Management Services Agreement

MacAndrews & Forbes LLC (formerly MacAndrews & Forbes Inc.), a wholly owned subsidiary of Holdings, provides the services of the Company’s Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services pursuant to the terms of a management services agreement (the “Management Services Agreement”). Under the terms of the Management Services Agreement, the Company pays MacAndrews & Forbes LLC an annual fee for these services. The annual rate is $10.0 effective May 1, 2007. Prior to May 1, 2007, the fee was set at an annual rate of $5.0 for the period July 1, 2006 to April 30, 2007.

The Management Services Agreement will terminate on December 31, 2008, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company. The Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes LLC and its affiliates and personnel.

Restricted Stock

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company, as defined in the Indenture (as defined in Note 13). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.5 related to the Restricted Stock during the three and six months ended June 30, 2008, and $0.4 during the three and six months ended June 30, 2007.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Joint Venture Transactions

As discussed in Note 3, Mafco Worldwide purchased the remaining 50% of the outstanding shares of Wei Feng on July 2, 2007. As a result of this transaction, Wei Feng became a wholly owned, indirect subsidiary of Mafco Worldwide and the Company has consolidated the accounts of Wei Feng beginning July 2, 2007. Prior to this transaction, the joint venture purchased licorice materials from Mafco Worldwide as well as other third party suppliers. Net revenues in the accompanying consolidated statements of operations include sales to the joint venture of $1.0 and $2.4 during the three and six months ended June 30, 2007, respectively.

The joint venture manufactured licorice derivatives which were sold to third party customers and to Mafco Worldwide. Mafco Worldwide used these derivatives to manufacture certain finished goods. Mafco Worldwide purchased $3.1 and $4.8 of licorice derivates from the joint venture during the three and six months ended June 30, 2007.

The Company accounted for this investment under the equity method through July 1, 2007 and its share of earnings was $0.1 and $0.1 for the three and six months ended June 30, 2007.

Other

As discussed in Note 3, the Company paid $2.0 to Holdings in February 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The Company also paid $10.0 to Holdings in June 2007 for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition.

17.	Financial Instruments

As discussed in Note 2, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of June 30, 2008, the Company held two types of financial instruments subject to valuation under SFAS No. 157, marketable securities and interest rate swaps. The marketable securities are included in investments in auction-rate securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other liabilities in the accompanying consolidated balance sheets. Fair values as of June 30, 2008 were calculated as follows:

	Balance at
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$37.9	$0.9	$—	$37.0
Liability for interest rate swaps	18.4	—	18.4	—

The Company’s marketable securities include $37.0 and $40.0 of auction-rate securities (“ARS”) as of June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008, the Company received proceeds of $1.2 for par value partial calls on its ARS. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States government).

The ARS are securities with long-term maturities for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS investments collateralized by student loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future.

The fair value of these securities as of June 30, 2008 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $0.1 and $1.1, net of taxes, in accumulated other comprehensive loss during the three and six months ended June 30, 2008. Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment is other-than-temporary, it would record a charge to earnings as appropriate. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2008 the ARS were classified as long-term investments.

The following presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at June 30, 2008:

Auction-Rate
Securities

Balance at December 31, 2007	$—
Transfers to Level 3	40.0
Par value redemption	(1.2)
Net unrealized losses (included in accumulated other comprehensive loss)	(1.8)

Balance at June 30, 2008	$37.0

18.	Stock Repurchase Program

On June 4, 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to 2.0 million shares of its outstanding common stock, at times and in such amounts as management deemed appropriate. Purchases could be made through the open market, privately-negotiated transactions, block purchases, accelerated stock repurchase programs, issuer self-tender offers or other similar purchase techniques.

During June 2008, the Company completed the stock repurchase program by repurchasing 2.0 million shares of its outstanding common stock, at an average price per share of $45.89 and aggregate cost of $91.8. These shares are reflected in treasury stock on the accompanying consolidated balance sheet.

M & F Worldwide Corp. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2008 and June 30, 2007 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview of the Business

M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its indirect, wholly owned subsidiaries, Harland Clarke Holdings, formerly known as Clarke American, and Mafco Worldwide. As a result of the acquisition of Harland, which was completed on May 1, 2007, the Company’s business and corporate structure was reorganized along the following four business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American and Harland), Harland Financial Solutions, Scantron and Licorice Products.

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

The Harland Financial Solutions segment, which is composed of operations acquired from Harland, provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.

The Scantron segment, which is composed of operations acquired from Harland and the Data Management Acquisition (as defined below), provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services and field maintenance services.

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

Recent Significant Acquisitions

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson, for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million, which were paid to Harland Clarke Holdings in July 2008 (the “Data Management Acquisition”). Data Management

M & F Worldwide Corp. and Subsidiaries

designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings.

On May 1, 2007, the Company consummated the acquisition of Harland (the “Harland Acquisition”). The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland. To fund the purchase price of the Harland Acquisition, to refinance Harland Clarke Holdings’ and Harland’s prior existing indebtedness, and to pay the fees and expenses for the Harland Acquisition and the related financings:

•	Harland Clarke Holdings entered into a $1,800.0 million senior secured term loan facility and a $100.0 million revolving credit facility; and

•	Harland Clarke Holdings issued $305.0 million aggregate principal amount of senior floating rate notes due 2015 and $310.0 million aggregate principal amount of 9.50% senior fixed rate notes due 2015.

The Harland Acquisition and related financing transactions and the Data Management Acquisition have greatly increased the Company’s revenues, cost of revenues, selling, general and administrative expenses and interest expense. As a result of the application of purchase accounting under SFAS No. 141, “Business Combinations,” the Company’s depreciation and amortization expense has also increased significantly.

Having completed the Harland Acquisition and the Data Management Acquisition, the Company is focused on improving operating margin by reducing selling, general and administrative expenses, shared services costs and cost of sales.

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

Harland Financial Solutions

Harland Financial Solutions’ operating results are impacted by the overall demand for our products, software and related services which is based upon the technology budgets of our clients and prospects.

M & F Worldwide Corp. and Subsidiaries

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

Scantron

While the number of tests given annually in K-12 and higher education markets continues to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Changes in educational funding can impact the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products.

Data collection for non-testing applications such as surveys is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. Changes in the overall economy can impact the demand for surveys as companies look for ways to adjust their expenditures.

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

M & F Worldwide Corp. and Subsidiaries

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

Critical Accounting Policies and Estimates

There was no material change to the Company’s Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008 with the United States Securities and Exchange Commission (“SEC”), which is available on the SEC’s website at www.sec.gov.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The operating results for the three months ended June 30, 2008 for the Scantron segment, as reflected in the accompanying consolidated statements of operations and described below, include the Data Management operations that were acquired on February 22, 2008.

The operating results for the three months ended June 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition, and do not include the Data Management operations that were acquired on February 22, 2008.

M & F Worldwide Corp. and Subsidiaries

Net Revenues:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
$ in millions	2008	2007

Consolidated Net Revenues:
Harland Clarke Segment	$329.0	$276.3
Harland Financial Solutions Segment	73.9	45.2
Scantron Segment	54.7	18.3
Licorice Products Segment	27.5	26.2
Eliminations	(0.2)	(0.2)

Total	$484.9	$365.8

Net revenues increased by $119.1 million in the 2008 period as compared to the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $82.1 million of the increase, and the Data Management Acquisition, which accounted for $25.8 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Net revenues from the Harland Clarke segment increased by $52.7 million to $329.0 million in the 2008 period from $276.3 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $49.5 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $3.2 million of the increase was primarily due to higher revenues per unit, partially offset by a decline in units.

Net revenues from the Harland Financial Solutions segment increased by $28.7 million to $73.9 million in the 2008 period from $45.2 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $23.5 million of the increase. The remaining $5.2 million of the increase was primarily due to a $2.9 million difference in the fair value adjustment to deferred revenues and organic growth in the risk management and enterprise solutions product lines. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. A fair value adjustment to deferred revenues of $3.1 million was recorded in the purchase accounting for the Harland Acquisition in the 2007 period compared with a similar adjustment of $0.2 million in the 2008 period.

Net revenues from the Scantron segment increased by $36.4 million to $54.7 million in the 2008 period from $18.3 million in the 2007 period, primarily as a result of the Data Management Acquisition, which accounted for $25.8 million of the increase, and the Harland Acquisition, which accounted for $9.3 million of the increase. The remaining $1.3 million of the increase was primarily due to a $0.6 million difference in the fair value adjustment to deferred revenues and organic growth, primarily in K-12 software. The 2008 period included a $0.3 million reduction in revenues for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Data Management Acquisition. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. A reduction of $0.9 million for a fair value adjustment to deferred revenues was also recorded in the purchase accounting for the Harland Acquisition in the 2007 period compared with a similar adjustment in the 2008 period that was negligible.

The fair value adjustments are one-time reductions in revenues attributable to the purchase accounting for the Harland Acquisition and the Data Management Acquisition. Net revenues will continue to be affected by these adjustments until all acquired deferred revenue is recognized in the consolidated statements of operations. The Company has recognized substantially all of the reduction in net revenues resulting from the

M & F Worldwide Corp. and Subsidiaries

deferred revenue fair value adjustments for the Harland Acquisition and expects to recognize continued reductions in net revenues resulting from the deferred revenue fair value adjustments during the twelve-month period following the Data Management Acquisition.

Net revenues from the Licorice Products segment increased by $1.3 million, or 5.0%, to $27.5 million in the 2008 period from $26.2 million in the 2007 period. Magnasweet and licorice derivatives sales increased $2.1 million due to increased shipment volumes and the consolidation of Wei Feng Enterprises Limited (“Wei Feng”) third party sales beginning on July 2, 2007. Sales of licorice extract to the worldwide tobacco industry increased by $0.8 million primarily as the result of an increase in sales to certain international tobacco customers partially offset by lower shipment volumes to Altria Group, Inc. (“Altria”) due to elimination of their non-USA business as part of their worldwide restructuring and spin-off of Philip Morris International (“PMI”). This restructuring resulted in a change in the timing of shipments to both Altria and PMI during 2008. Sales of licorice extract to non-tobacco customers decreased $0.6 million primarily as the result of lower shipment volumes to customers in Asia and Europe, partially offset by the favorable impact of the U.S. dollar translation of Mafco Worldwide’s euro denominated sales due to the weaker dollar in the 2008 period versus the 2007 period. Sales of raw materials from Mafco Worldwide to Wei Feng were $1.0 million in the 2007 period and were eliminated in the consolidation of the Company’s accounts in the 2008 period as the result of the purchase of the remaining 50% of the outstanding shares of Wei Feng on July 2, 2007.

Cost of Revenues:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
$ in millions	2008	2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$204.1	$177.3
Harland Financial Solutions Segment	30.5	20.1
Scantron Segment	33.5	14.1
Licorice Products Segment	14.5	13.9
Eliminations	(0.2)	(0.2)

Total	$282.4	$225.2

Cost of revenues increased by $57.2 million in the 2008 period as compared to the 2007 period due to the Harland Acquisition, which accounted for an increase of $47.1 million and the Data Management Acquisition, which accounted for an increase of $18.0 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Cost of revenues from the Harland Clarke segment increased by $26.8 million to $204.1 million in the 2008 period from $177.3 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $33.1 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period includes $15.1 million of amortization expense for intangible assets compared to $12.0 million in the 2007 period. The increase in amortization expense for the 2008 period resulted from the addition of amortizable intangible assets recorded in connection with the Harland Acquisition. The 2008 period included amortization for the full period while the 2007 period only included amortization from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.0% in the 2008 period as compared to 64.2% in the 2007 period.

M & F Worldwide Corp. and Subsidiaries

Cost of revenues from the Harland Financial Solutions segment increased by $10.4 million to $30.5 million in the 2008 period from $20.1 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $9.3 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $1.1 million of the increase resulted primarily from increased labor expenses, largely attributable to the organic growth in revenues for the period. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 41.3% in the 2008 period as compared to 44.5% in the 2007 period.

Cost of revenues for the Scantron segment increased by $19.4 million to $33.5 million in the 2008 period from $14.1 million in the 2007 period due to the Data Management Acquisition, which accounted for an increase of $18.0 million and the Harland Acquisition, which accounted for an increase of $4.8 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period included $4.8 million of amortization expense for intangible assets compared to $2.2 million in the 2007 period. The increase in amortization expense for the 2008 period resulted from amortizable intangible assets recorded in connection with the Harland Acquisition and the Data Management Acquisition. Cost of revenues also included $0.1 million for a fair value adjustment to inventory recorded in the purchase accounting for the Data Management Acquisition, which will not recur, compared to a similar adjustment of $2.9 million in the 2007 period related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Scantron segment was 61.2% in the 2008 period as compared to 77.0% in the 2007 period.

Cost of revenues for the Licorice Products segment was $14.5 million in the 2008 period and $13.9 million in the 2007 period, an increase of $0.6 million, or 4.3%. This increase was due to the increase in sales volume, the consolidation of Wei Feng’s results beginning on July 2, 2007, as well as increased costs for raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 52.7% in the 2008 period as compared to 53.1% in the 2007 period.

Selling, General and Administrative Expenses:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
$ in millions	2008	2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$61.4	$53.4
Harland Financial Solutions Segment	34.1	22.5
Scantron Segment	16.1	5.9
Licorice Products Segment	2.8	4.1
Corporate	7.9	9.5

Total	$122.3	$95.4

Selling, general and administrative expenses increased by $26.9 million in the 2008 period as compared to the 2007 period due to the Harland Acquisition, which accounted for an increase of $23.3 million and the Data Management Acquisition, which accounted for an increase of $6.0 million, partially offset by benefits realized from the integration of the acquired operations and lower expenses for the Licorice Products segment and Corporate. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Selling, general and administrative expenses for the Harland Clarke segment increased by $8.0 million to $61.4 million in the 2008 period from $53.4 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $6.2 million of the increase. The 2008 period included Harland operations

M & F Worldwide Corp. and Subsidiaries

for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $1.8 million of the increase was primarily due to integration-related expenses including $1.5 million for systems integration, $0.8 million due to a change in vacation policy and a $0.5 million intangible asset impairment, partially offset by cost reductions related to the Harland Acquisition. Selling, general, and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.7% in the 2008 period as compared to 19.3% in the 2007 period.

Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $11.6 million to $34.1 million in the 2008 period from $22.5 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $12.4 million, partially offset by cost reductions. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Also included in the 2008 period is $2.6 million of compensation expense related to an incentive agreement for the Peldec assets purchase. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 46.1% in the 2008 period as compared to 49.8% in the 2007 period.

Selling, general and administrative expenses were $16.1 million in the 2008 period for the Scantron segment, an increase of $10.2 million from $5.9 million in the 2007 period primarily due to the Data Management Acquisition, which accounted for $6.0 million of the increase, and the Harland Acquisition, which accounted for $3.3 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $0.9 million of the increase was primarily due to one-time costs, largely integration-related, incurred in connection with the Data Management Acquisition and an increase in management incentive compensation accruals. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 29.4% in the 2008 period as compared to 32.2% in the 2007 period.

Selling, general and administrative expenses for the Licorice Products segment were $2.8 million in the 2008 period and $4.1 million in the 2007 period. The decrease of $1.3 million was due to lower professional fees.

Corporate selling, general and administrative expenses were $7.9 million in the 2008 period and $9.5 million in the 2007 period, a decrease of $1.6 million. This decrease was primarily due to non-recurring retention bonus expenses of $2.4 million in the 2007 period, partially offset by the impact of the Harland Acquisition and increased management service fees resulting from the increased size of the business subsequent to the Harland Acquisition. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focus on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of 2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $0.4 million for the Harland Clarke segment, $2.9 million for the Harland Financial Solutions segment and $0.6 million for the Scantron segment for the three months ended June 30, 2008 related to these plans. The Company recorded $1.7 million of

M & F Worldwide Corp. and Subsidiaries

restructuring costs for the Harland Clarke segment in the three months ended June 30, 2007 related primarily to the closure of a printing plant and a contact center.

Interest Income

Interest income was $0.6 million in the three months ended June 30, 2008 as compared to $2.1 million in the 2007 period. The decrease in interest income was due to lower cash balances available for investments in cash equivalents in the 2008 period primarily due to cash used for the Data Management Acquisition and the stock repurchase program.

Interest Expense

Interest expense was $45.1 million in the 2008 period as compared to $46.8 million in the 2007 period. The decrease in interest expense was primarily due to lower interest rates, partially offset by higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of payments of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 million for the write off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 million for the write off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Other Income, Net

Other income, net was $0.3 million in the 2008 period as compared to $0.5 million in the 2007 period. These amounts primarily relate to non-recurring miscellaneous income.

Provision for Income Taxes

The Company’s effective tax rate was 42.1% in the 2008 period and 36.3% in the 2007 period. The change is primarily due to the effects of foreign losses for which the tax benefit is less than the statutory rate.

Extraordinary Gain

The 2008 period included an extraordinary gain of $0.7 million, resulting from an amendment to the purchase agreement for Wei Feng Enterprises Limited in May 2008, which reduced the total consideration paid below the value of the assets acquired after reducing long-lived assets to zero. The extraordinary gain was recognized in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”).

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The operating results for the six months ended June 30, 2008 for the Scantron segment, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Data Management operations from February 22, 2008, the date of the Data Management Acquisition.

The operating results for the six months ended June 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition, and do not include the Data Management operations that were acquired on February 22, 2008.

M & F Worldwide Corp. and Subsidiaries

Net Revenues:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
$ in millions	2008	2007

Consolidated Net Revenues:
Harland Clarke Segment	$661.1	$440.9
Harland Financial Solutions Segment	145.1	45.2
Scantron Segment	96.3	18.3
Licorice Products Segment	55.0	52.9
Eliminations	(0.6)	(0.2)

Total	$956.9	$557.1

Net revenues increased by $399.8 million in the 2008 period as compared to the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $345.1 million of the increase, and the Data Management Acquisition, which accounted for $36.6 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Net revenues from the Harland Clarke segment increased by $220.2 million to $661.1 million in the 2008 period from $440.9 million in the 2007 period, primarily as a result of the Harland Acquisition which accounted for $210.9 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $9.3 million of the increase was primarily due to higher revenues per unit, partially offset by a decline in units.

Net revenues from the Harland Financial Solutions segment increased by $99.9 million to $145.1 million in the 2008 period from $45.2 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $94.8 million of the increase. The remaining $5.1 million of the increase was primarily due to a $2.9 million difference in the fair value adjustment to deferred revenues and organic growth in the risk management and enterprise solutions product lines. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. A fair value adjustment to deferred revenues of $3.1 million was recorded in the purchase accounting for the Harland Acquisition in the 2007 period compared with a similar adjustment of $0.2 million in the 2008 period.

Net revenues from the Scantron segment increased by $78.0 million to $96.3 million in the 2008 period from $18.3 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $40.0 million of the increase and the Data Management Acquisition, which accounted for $36.6 million of the increase. The remaining $1.4 million of the increase was primarily due to a $0.3 million difference in the fair value adjustment to deferred revenues and organic growth, primarily in K-12 software. The 2008 period included a $0.4 million and $0.2 million reduction in revenues for fair value adjustments to deferred revenues recorded in the purchase accounting for the Data Management Acquisition and the Harland Acquisition, respectively. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. A reduction of $0.9 million for a fair value adjustment to deferred revenues was also recorded in the purchase accounting for the Harland Acquisition in the 2007 period compared with a similar adjustment in the 2008 period that was negligible.

The fair value adjustments are one-time reductions in revenues attributable to the purchase accounting for the Harland Acquisition and the Data Management Acquisition. Net revenues will continue to be affected by these adjustments until all acquired deferred revenue is recognized in the consolidated statements of

M & F Worldwide Corp. and Subsidiaries

operations. The Company has recognized substantially all of the reduction in net revenues resulting from the deferred revenue fair value adjustments for the Harland Acquisition and expects to recognize continued reductions in net revenues resulting from the deferred revenue fair value adjustments during the twelve-month period following the Data Management Acquisition.

Net revenues from the Licorice Products segment increased by $2.1 million, or 4.0%, to $55.0 million in the 2008 period from $52.9 million in the 2007 period. Magnasweet and licorice derivatives sales increased $4.6 million due to increased shipment volumes and the consolidation of Wei Feng third-party sales beginning on July 2, 2007. Sales of licorice extract to the worldwide tobacco industry increased by $0.2 million primarily as the result of an increase in sales to certain international tobacco customers, partially offset by lower shipment volumes to Altria due to elimination of their non-USA business as part of their worldwide restructuring and spin-off of PMI. This restructuring resulted in a change in the timing of shipments to both Altria and PMI during 2008. Sales of licorice extract to non-tobacco customers decreased $0.3 million primarily as the result of lower shipment volumes to customers in Asia and Europe, partially offset by the favorable impact of the U.S. dollar translation of Mafco Worldwide’s euro denominated sales due to the weaker dollar in the 2008 period versus the 2007 period. Sales of raw materials from Mafco Worldwide to Wei Feng were $2.4 million in the 2007 period and were eliminated in the consolidation of the Company’s accounts in the 2008 period as the result of the purchase of the remaining 50% of the outstanding shares of Wei Feng on July 2, 2007.

Cost of Revenues:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
$ in millions	2008	2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$419.5	$278.6
Harland Financial Solutions Segment	60.9	20.1
Scantron Segment	56.3	14.1
Licorice Products Segment	29.3	27.3
Eliminations	(0.6)	(0.2)

Total	$565.4	$339.9

Cost of revenues increased by $225.5 million in the 2008 period as compared to the 2007 period due to the Harland Acquisition, which accounted for an increase of $207.2 million and the Data Management Acquisition, which accounted for an increase of $24.8 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Cost of revenues from the Harland Clarke segment increased by $140.9 million to $419.5 million in the 2008 period from $278.6 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $146.6 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period included $30.2 million of amortization expense for intangible assets compared to $18.9 million in the prior year. The increase in amortization expense for the 2008 period resulted from the addition of amortizable intangible assets recorded in connection with the Harland Acquisition. The 2008 period included amortization for the full period while the 2007 period only included amortization from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.5% in the 2008 period as compared to 63.2% in the 2007 period.

M & F Worldwide Corp. and Subsidiaries

Cost of revenues from the Harland Financial Solutions segment increased by $40.8 million to $60.9 million in the 2008 period from $20.1 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $39.7 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period included $10.7 million of amortization expense for intangible assets compared to $4.5 million in the prior year. The increase in amortization expense for the 2008 period resulted from amortizable intangible assets recorded in connection with the Harland Acquisition and the Peldec assets purchase. The remaining $1.1 million of the increase resulted primarily from increased labor expenses, largely attributable to the organic growth in revenues for the period. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.0% in the 2008 period as compared to 44.5% in the 2007 period.

Cost of revenues for the Scantron segment increased by $42.2 million to $56.3 million in the 2008 period from $14.1 million in the 2007 period due to the Data Management Acquisition, which accounted for an increase of $24.8 million and the Harland Acquisition, which accounted for an increase of $20.7 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period included $8.6 million of amortization expense for intangible assets compared to $2.2 million in the 2007 period. The increase in amortization expense for the 2008 period resulted from amortizable intangible assets recorded in connection with the Harland Acquisition and the Data Management Acquisition. The 2008 period included amortization for the full period while the 2007 period only included amortization from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues also included $0.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Data Management Acquisition for the period February 22, 2008, the date of the Data Management Acquisition, to June 30, 2008, which will not recur, compared to a similar adjustment of $2.9 million in the 2007 period related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Scantron segment was 58.5% in the 2008 period as compared to 77.0% in the 2007 period.

Cost of revenues for the Licorice Products segment was $29.3 million in the 2008 period and $27.3 million in the 2007 period, an increase of $2.0 million, or 7.3%. This increase was due to the increase in sales volume, the consolidation of Wei Feng’s results beginning on July 2, 2007, as well as increased costs for raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 53.3% in the 2008 period as compared to 51.6% in the 2007 period.

Selling, General and Administrative Expenses:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
$ in millions	2008	2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$124.4	$92.0
Harland Financial Solutions Segment	68.5	22.5
Scantron Segment	28.2	5.9
Licorice Products Segment	5.6	7.1
Corporate	14.1	11.8

Total	$240.8	$139.3

Selling, general and administrative expenses increased by $101.5 million in the 2008 period as compared to the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $91.7 million of the increase and the Data Management Acquisition, which accounted for $8.7 million of the increase. The 2008

M & F Worldwide Corp. and Subsidiaries

period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Selling, general and administrative expenses for the Harland Clarke segment increased by $32.4 million to $124.4 million in the 2008 period from $92.0 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $26.3 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $6.1 million of the increase was primarily due to integration-related expenses including $3.6 million for systems integration, $1.4 million due to a change in vacation policy and a $0.5 million intangible asset impairment. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.8% in the 2008 period as compared to 20.9% in the 2007 period.

Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $46.0 million to $68.5 million in the 2008 period from $22.5 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $46.9 million, partially offset by cost reductions. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Also included in the 2008 period is $5.1 million of compensation expense related to an incentive agreement for the Peldec assets purchase. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 47.2% in the 2008 period as compared to 49.8% in the 2007 period.

Selling, general and administrative expenses were $28.2 million in the 2008 period for the Scantron segment, an increase of $22.3 million from $5.9 million in the 2007 period primarily due to the Harland Acquisition, which accounted for $12.4 million of the increase and the Data Management Acquisition, which accounted for $8.7 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The Scantron segment included selling, general and administrative expenses for Data Management for the period from February 22, 2008 to June 30, 2008. The remaining $1.2 million of the increase was primarily due to one-time costs, largely integration-related, incurred in connection with the Data Management Acquisition and an increase in management incentive compensation accruals. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 29.3% in the 2008 period as compared to 32.2% in the 2007 period.

Selling, general and administrative expenses for the Licorice Products segment were $5.6 million in the 2008 period and $7.1 million in the 2007 period. The decrease of $1.5 million was due to lower professional fees.

Corporate selling, general and administrative expenses were $14.1 million in the 2008 period and $11.8 million in the 2007 period, an increase of $2.3 million. This increase was primarily due to the Harland Acquisition and additional management services fees resulting from the increased size of the business subsequent to the Harland Acquisition, partially offset by $2.4 million of non-recurring retention bonus expenses in the 2007 period related to the Harland Acquisition. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focus on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of

M & F Worldwide Corp. and Subsidiaries

2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $0.8 million for the Harland Clarke segment, $2.9 million for the Harland Financial Solutions segment and $1.6 million for the Scantron segment for the six months ended June 30, 2008 related to these plans. The Company recorded $2.9 million of restructuring costs for the Harland Clarke segment in the six months ended June 30, 2007 related primarily to the closure of a printing plant and a contact center.

Interest Income

Interest income was $2.8 million in the six months ended June 30, 2008 as compared to $2.9 million in the 2007 period. The decrease in interest income was due to lower interest rates on investments in cash equivalents substantially offset by higher cash balances available for investments in cash and cash equivalents in the 2008 period up to the date of the Data Management Acquisition as compared to the 2007 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the Harland Acquisition resulting from acquisition-related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $96.6 million in the 2008 period as compared to $63.9 million in the 2007 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding at Harland Clarke Holdings and its subsidiaries subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition, partially offset by lower interest rates.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of payments of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 million for the write off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 million for the write off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Other Income, Net

Other income, net was $1.3 million in the 2008 period as compared to $0.5 million in the 2007 period. The income in the 2008 period was primarily attributable to an insurance settlement, partially offset by the write-down of an investment of $0.3 million due to an other-than-temporary decline in its market value.

Provision for Income Taxes

The Company’s effective tax rate was 41.2% in the 2008 period and 35.7% in the 2007 period. The change is primarily due to the effects of foreign losses for which the tax benefit is less than the statutory rate.

Extraordinary Gain

The 2008 period included an extraordinary gain of $0.7 million, resulting from an amendment to the purchase agreement for Wei Feng Enterprises Limited in May 2008, which reduced the total consideration paid below the value of the assets acquired after reducing long-lived assets to zero. The extraordinary gain was recognized in accordance with SFAS No. 141.

M & F Worldwide Corp. and Subsidiaries

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities during the six months ended June 30, 2008 was $99.5 million as compared to $57.7 million during the six months ended June 30, 2007. The increase in net cash provided by operating activities of $41.8 million was due to an increase in cash flow from operations, primarily Harland Clarke Holdings, and changes in working capital, primarily income and other taxes.

The Company’s net cash used in investing activities was $254.2 million during the six months ended June 30, 2008 as compared to $1,432.9 million during the six months ended June 30, 2007. The decrease in cash used in investing activities was primarily due to the Harland Acquisition in the 2007 period, partially offset by the Data Management Acquisition in the 2008 period, and increased capital expenditures in the 2008 period related to on-going requirements for the acquired Harland operations and integration projects related thereto.

The Company’s net cash used in financing activities was $47.5 million during the six months ended June 30, 2008 as compared to net cash provided by financing activities of $1,481.2 million during the six months ended June 30, 2007. The financing activities during the six months ended June 30, 2008 included cash used to repurchase common stock partially offset by the issuance of short-term debt and net borrowings under the Company’s credit agreements. The financing activities during the six months ended June 30, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American Credit Agreements, and pay related fees and expenses.

M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $20.3 million in cash and cash equivalents and $37.0 million in auction-rate securities (“ARS”), which are pledged to secure short-term debt, as of June 30, 2008. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and ARS on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.

Stock Repurchase Program

On June 4, 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to 2.0 million shares of its outstanding common stock, at times and in such amounts as management deems appropriate. Purchases could be made through the open market, privately-negotiated transactions, block purchases, accelerated stock repurchase programs, issuer self-tender offers or other similar purchase techniques.

During June 2008, the Company completed the stock purchase program by repurchasing 2.0 million shares of its outstanding common stock, at an average price per share of $45.89 and aggregate cost of $91.8 million.

Investments

The Company’s investments include $37.0 million of ARS as of June 30, 2008. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).

The ARS are securities with long-term maturities for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in

M & F Worldwide Corp. and Subsidiaries

February 2008, there was insufficient demand at auction for ARS investments collateralized by student loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future.

The fair value of these securities as of June 30, 2008 was estimated utilizing discounted cash flow analyses. As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $1.1 million, net of taxes, in accumulated other comprehensive loss during the six months ended June 30, 2008. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2008 the ARS are classified as long-term investments.

The Company’s Consolidated Contractual Obligations and Commitments

Estimated future cash payments for interest on the Company’s outstanding long-term and short-term debt decreased from $1,301.8 million as of December 31, 2007 to $961.8 million as of June 30, 2008, primarily due to the impact of a decline in interest rates on the Company’s floating rate debt and payments made during the six months ended June 30, 2008. Other contractual obligations and commitments have not changed materially since December 31, 2007. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 with respect to the Company’s other contractual obligations and commitments.

Liquidity Assessment

The Company believes that its cash and cash equivalents, borrowings available under the Harland Clarke Holdings and Mafco Worldwide credit agreements and the M & F Worldwide secured loan agreement (as further discussed in Note 12 and Note 13 to the Company’s consolidated financial statements included in this quarterly report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

Harland Clarke Holdings

In addition to Harland Clarke Holdings’ normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:

•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2008 and 2007, Harland Clarke Holdings incurred $26.7 million and $10.1 million of capital expenditures and $0.3 million and $0.2 million of capitalized interest, respectively. Capital expenditures for the six months ended June 30, 2008 include $14.8 million related to integration projects and $0.2 million related to the acquired Data Management operations subsequent to February 22, 2008.

•	Contract Acquisition Payments. During the six months ended June 30, 2008 and 2007, Harland Clarke Holdings made $22.3 million and $7.0 million of contract acquisition payments to its clients, respectively. Payments for the six months ended June 30, 2008 include $15.8 million related to the acquired Harland operations.

M & F Worldwide Corp. and Subsidiaries

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings’ historical operations, as well as related to the Harland Acquisition and the Data Management Acquisition. During the six months ended June 30, 2008 and 2007, Harland Clarke Holdings made $11.9 million and $10.1 million of payments for restructuring, respectively.

Harland Clarke Holdings anticipates that its future capital expenditures and contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American, Harland and Data Management. Harland Clarke Holdings expects that payments related to restructuring programs will increase in the next twelve months to support the achievement of planned cost savings including actions related to the Data Management Acquisition consummated in February 2008. Harland Clarke Holdings used cash on hand to fund the $218.7 million net purchase price after giving effect to working capital adjustments of $1.6 million, which were paid to Harland Clarke Holdings in July 2008, and related fees and expenses.

Mafco Worldwide

In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

•	Capital Expenditures. During the six months ended June 30, 2008 and 2007, Mafco Worldwide incurred $0.4 million and $0.7 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Cash Flow Risks

Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations and future borrowings may not be available to them under their credit facilities in an amount sufficient to enable them to repay their debt or to fund their other liquidity needs. As of June 30, 2008, Harland Clarke Holdings had $69.6 million of availability under its revolving credit facility (after giving effect to outstanding borrowings of $20.0 million and the issuance of $10.4 million of letters of credit) and Mafco Worldwide had $14.7 million of availability under its revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). The Company may also use the revolving credit facilities to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms,

M & F Worldwide Corp. and Subsidiaries

if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At June 30, 2008, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended June 30, 2008, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries, Mafco Worldwide and its subsidiaries and M & F Worldwide;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’, Mafco Worldwide’s and M & F Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

M & F Worldwide Corp. and Subsidiaries

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate Harland and Data Management into our business and manage future acquisitions;

•	our ability to retain our and Harland’s historical clients after the Harland Acquisition or Data Management’s historical clients after the Data Management Acquisition;

•	our ability to implement any or all components of our business strategy or realize all of the expected cost savings or synergies;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	downturns in general economic and market conditions and reductions in information technology budgets;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

M & F Worldwide Corp. and Subsidiaries

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts in additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At June 30, 2008, Harland Clarke Holdings had $1,782.0 million of term loans outstanding under its credit agreement, $20.0 million of outstanding borrowings outstanding under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. At June 30, 2008, Mafco Worldwide had $65.7 million of term loans outstanding under its credit agreement. At June 30, 2008, M & F Worldwide had $27.2 million of short-term debt outstanding. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at June 30, 2008 would have resulted in an increase or decrease in its interest expense for the six months ended June 30, 2008 of approximately $5.1 million, excluding the impact of the interest rate derivative transactions discussed below.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $910.0 million and a collar for Mafco Worldwide with a notional amount of $50.0 million, as further described in the notes to the consolidated financial statements included elsewhere in this quarterly report. The Harland Clarke Holdings’ derivatives swap the underlying variable rate for fixed rates ranging from 4.977% to 5.362%. The Mafco Worldwide collar, which expired on March 19, 2008, capped the underlying variable rate at 5.25% and set a floor at 4.79%.

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates.

M & F Worldwide Corp. and Subsidiaries

There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2008.

The Company’s investments include $37.0 million of ARS as of June 30, 2008. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).

The ARS are securities with long-term maturities for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS investments collateralized by student loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future.

The fair value of these securities as of June 30, 2008 was estimated utilizing discounted cash flow analyses. As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $0.1 million and $1.1 million, net of taxes, in accumulated other comprehensive loss during the three and six months ended June 30, 2008, respectively. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2008 the ARS are classified as long-term investments.

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting. During the quarter ended June 30, 2008, the Company completed its consolidation into a single enterprise resource planning (“ERP”) system for Harland Clarke Holdings’ financial reporting. As a matter of course in such a consolidation, certain procedures surrounding the data input, processing and access of information ultimately used in financial reporting were changed. The Company has taken the necessary steps to monitor and maintain appropriate internal controls and to ensure that the internal controls over financial reporting remain effective after the ERP consolidation. Other than the aforementioned consolidation of the ERP system, there were no changes in the Company’s internal control over financial reporting (as such term is defined in the Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

M & F Worldwide Corp. and Subsidiaries

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There was no material development in legal proceedings during the three months ended June 30, 2008.

Item 1A.	Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 during the three months ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum
			Shares Purchased as	Number That
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

April 1, 2008 — April 30, 2008	—	—	—	—
May 1, 2008 — May 31, 2008	—	—	—	—
June 1, 2008 — June 30, 2008	2,000,000	$45.8932	2,000,000	—

Total	2,000,000	$45.8932	2,000,000	—

On June 4, 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to 2.0 million shares of its outstanding common stock, at times and in such amounts as management deemed appropriate. Purchases could be made through the open market, privately-negotiated transactions, block purchases, accelerated stock repurchase programs, issuer self-tender offers or other similar purchase techniques.

Item 3.	Defaults Upon Senior Securities

There was no event of default upon senior securities during the three months ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Stockholders was held on May 15, 2008.

(b) Item not required to be presented.

(c) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of four individuals to the Board of Directors of the Company for terms expiring in 2011; the ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for 2008; the approval of certain bonus arrangements for Charles T. Dawson for purposes of allowing such compensation to be deductible under Section 162 (m) of the Internal Revenue Code of 1986; and the approval of the Company’s 2008 Long Term Incentive Plan for purposes of allowing compensation paid pursuant to the Plan to be deductible under Section 162 (m) of the Internal Revenue Code of 1986.

M & F Worldwide Corp. and Subsidiaries

The results of the voting on matters presented at the Company’s Annual Meeting of Stockholders were as follows:

Description

Election of Directors:	Votes For	Votes Withheld

Philip E. Beekman	18,116,215	146,906
William C. Bevins	18,117,839	145,282
Viet D. Dinh	18,118,295	144,826
Stephen G. Taub	18,113,210	149,911

There were no abstentions or broker non-votes in the election of the Directors.

Description

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Ratification of Auditors for 2008	18,144,581	6,465	112,074	0
Approval of bonus arrangements for Charles T. Dawson for 162 (m) purposes	13,718,349	31,456	114,205	4,399,112
Approval of the Company’s 2008 Long Term Incentive Plan for 162 (m) purposes	13,698,382	52,221	113,407	4,399,112

(d) Item not required to be presented.

Item 5.	Other Information

No additional information need be presented.

Item 6.	Exhibits

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 8, 2008.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 8, 2008.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 8, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 8, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.

Date: August 8, 2008	By:	/s/ Paul G. Savas

Paul G. Savas Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: August 8, 2008	By:	/s/ Alison M. Horowitz

Alison M. Horowitz Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 8, 2008.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 8, 2008.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 8, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 8, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.