Form 10-Q
period 2008-09-30
M & F WORLDWIDE CORP
filed 2008-11-04
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
Yes ☐  No ☒

As of September 30, 2008, there were 19,333,931 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 946,000 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$77.7	$265.1
Accounts receivable (net of allowances of $3.4 and $2.6)	149.9	113.6
Inventories	116.2	101.1
Investments in auction-rate securities	—	40.0
Income taxes receivable	0.7	11.5
Deferred tax assets	25.8	22.2
Assets held for sale	3.0	—
Prepaid expenses and other current assets	48.9	49.3

Total current assets	422.2	602.8
Property, plant and equipment	360.8	314.7
Less accumulated depreciation	(158.5)	(111.4)

Property, plant and equipment, net	202.3	203.3
Goodwill	1,509.0	1,391.3
Other intangible assets, net	1,453.4	1,451.0
Pension asset	18.6	17.7
Contract acquisition payments, net	44.7	51.6
Investments in auction-rate securities	36.4	—
Other assets	101.5	94.0

Total assets	$3,788.1	$3,811.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66.3	$70.0
Deferred revenues	101.8	86.3
Short-term debt	26.7	—
Current maturities of long-term debt	35.6	20.1
Accrued liabilities:
Salaries, wages and employee benefits	76.4	76.3
Income and other taxes payable	12.5	11.3
Customer incentives	26.2	26.0
Acquisition-related payments	—	2.9
Other current liabilities	50.5	37.8

Total current liabilities	396.0	330.7
Long-term debt	2,425.3	2,455.5
Deferred tax liabilities	496.3	516.6
Other liabilities	89.2	103.4
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at September 30, 2008 and 23,873,170 shares issued at December 31, 2007	0.2	0.2
Additional paid-in capital	69.9	57.8
Treasury stock at cost; 4,541,900 shares at September 30, 2008 and 2,541,900 shares at December 31, 2007	(106.6)	(14.8)
Retained earnings	421.4	369.5
Accumulated other comprehensive loss	(3.6)	(7.2)

Total stockholders’ equity	381.3	405.5

Total liabilities and stockholders’ equity	$3,788.1	$3,811.7

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Product revenues, net	$404.6	$391.3	$1,214.7	$908.2
Service revenues, net	77.7	65.6	224.5	105.8

Total net revenues	482.3	456.9	1,439.2	1,014.0
Cost of products sold	247.0	240.4	736.2	555.0
Cost of services provided	40.7	33.2	116.9	58.5

Total cost of revenues	287.7	273.6	853.1	613.5

Gross profit	194.6	183.3	586.1	400.5
Selling, general and administrative expenses	116.5	111.8	357.3	251.1
Restructuring costs	1.4	2.0	6.7	4.9

Operating income	76.7	69.5	222.1	144.5
Interest income	0.7	2.9	3.5	5.8
Interest expense	(46.4)	(54.4)	(143.0)	(118.3)
Loss on early extinguishment of debt	—	—	—	(54.6)
Other income, net	—	0.1	1.3	0.6

Income (loss) before income taxes and extraordinary gain	31.0	18.1	83.9	(22.0)
Provision (benefit) for income taxes	10.9	8.0	32.7	(6.3)

Net income (loss) before extraordinary gain	20.1	10.1	51.2	(15.7)
Extraordinary gain	—	—	0.7	—

Net income (loss)	$20.1	$10.1	$51.9	$(15.7)

Earnings (loss) per common share before extraordinary gain:
Basic	$1.04	$0.47	$2.48	$(0.75)

Diluted	$1.04	$0.47	$2.48	$(0.75)

Extraordinary gain per common share:
Basic	$—	$—	$0.04	$—

Diluted	$—	$—	$0.04	$—

Earnings (loss) per common share:
Basic	$1.04	$0.47	$2.52	$(0.75)

Diluted	$1.04	$0.47	$2.52	$(0.75)

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities
Net income (loss)	$51.9	$(15.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	52.1	42.0
Amortization of intangible assets	73.3	46.6
Amortization of deferred financing fees and original discount	6.2	5.7
Loss on early extinguishment of debt	—	54.6
Restricted stock vesting and amortization	1.2	1.1
Asset impairments	1.0	3.1
Deferred income taxes	(22.6)	(5.1)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(20.9)	(11.5)
Inventories	(7.5)	7.4
Prepaid expenses and other assets	(1.1)	(6.8)
Pension asset	(1.0)	(1.1)
Contract acquisition payments, net	6.9	14.8
Accounts payable and accrued liabilities	(3.8)	1.1
Deferred revenues	8.1	9.8
Income and other taxes	12.0	1.3
Other, net	0.3	0.5

Net cash provided by operating activities	156.1	147.8
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(2.9)	(1,423.0)
Purchase of Data Management	(223.3)	—
Purchase of Wei Feng, net of cash acquired of $0.8	(0.8)	0.3
Purchase of Peldec assets	—	(14.2)
Investment in related party notes receivable	(14.4)	—
Net repayments of related party notes receivable	1.6	—
Proceeds from sale of property, plant and equipment	3.5	1.2
Investments in auction-rate securities	—	(10.0)
Redemption of auction-rate securities	1.9	—
Capital expenditures	(39.0)	(18.3)
Capitalized interest	(0.5)	(0.3)
Other, net	(0.2)	(0.5)

Net cash used in investing activities	(274.1)	(1,464.8)
Financing activities
Proceeds from stock options exercised	—	5.2
Tax benefits from stock options exercised	11.0	—
Repurchase of common stock	(91.8)	—
Issuance of notes	—	615.0
Redemption of notes	—	(175.0)
Borrowings on credit agreements and other borrowings	62.0	1,800.0
Repayments of credit agreements and other borrowings	(77.1)	(675.3)
Premiums, penalties and consent payments related to extinguishment of debt	—	(41.2)
Proceeds from issuance of short-term debt	27.2	—
Repayments of short-term debt	(0.5)	—
Debt issuance cost	—	(56.6)

Net cash (used in) provided by financing activities	(69.2)	1,472.1
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2

Net (decrease) increase in cash and cash equivalents	(187.4)	155.3
Cash and cash equivalents at beginning of period	265.1	63.4

Cash and cash equivalents at end of period	$77.7	$218.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$122.5	$97.0
Income taxes, net of refunds	34.1	(2.0)

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)

1.	Description of Business and Basis of Presentation

M & F Worldwide Corp.  (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect, wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”), formerly known as Clarke American Corp. (“Clarke American”), and Mafco Worldwide Corporation (“Mafco Worldwide”). At September 30, 2008, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.

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

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”) (see Note 3). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

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

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services.

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

Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company, and has no independent assets at September 30, 2008, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are minor.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157, as amended by FASB Staff Position Nos. FAS 157-1, 157-2 and 157-3, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance and does not apply to certain lease arrangements. SFAS No. 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007, with the exception of certain nonfinancial assets and nonfinancial liabilities for which SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement effective January 1, 2008 did not have a material effect on the Company’s consolidated results of operations and financial position (see Note 17).

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity and the recognition of the amount of net income attributable to the noncontrolling interest to be included in results of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Since the Company currently has no material noncontrolling interest in any of its subsidiaries, the adoption of SFAS No. 160 will not have a significant impact on the Company’s consolidated results of operations and financial condition.

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

Acquisition of Data Management

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $218.7 in cash after giving effect to working capital adjustments of $1.6. Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to Holdings for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Data Management Acquisition date:

Accounts receivable		$16.0
Inventories		7.5
Property, plant and equipment		25.5
Goodwill		115.5
Other intangible assets:
Customer relationships	$65.4
Trademarks and tradenames	2.4
Patented technology and software	7.5

Total other intangible assets		75.3
Other assets		0.6

Total assets acquired		240.4
Deferred revenues		7.6
Other liabilities		9.5

Net assets acquired		$223.3

The above purchase price allocation is preliminary and the amount allocated to goodwill is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Goodwill in the amount of approximately $115.5 and intangible assets in the amount of approximately $75.3 related to Data Management are deductible for tax purposes. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of Data Management, which includes the assembled workforce and synergies that are expected to be achieved.

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

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.0 and $0.4 were expensed during the three and nine months ended September 30, 2008, respectively).

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.3 and $0.7 were reflected as reduced revenues during the three and nine months ended September 30, 2008, respectively). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve-month period following the Data Management Acquisition.

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid to Holdings for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 16).

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

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.1 and $4.4 were expensed during the three and nine months ended September 30, 2007, respectively).

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.1 and $1.5 were reflected as reduced revenues during the three and nine months ended September 30, 2008, respectively, and $3.9 and $8.2 were reflected as reduced revenues during the three and nine months ended September 30, 2007, respectively). The total reduction in revenues from May 1, 2007 to September 30, 2008 was $13.7.

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

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)

Net revenues	$482.3	$488.1	$1,456.5	$1,449.4
Operating income	78.9	86.4	230.2	121.9
Net income (loss)	21.5	20.4	56.8	(62.8)
Depreciation and amortization (excluding amortization of deferred financing fees)	41.8	42.9	127.2	130.0

Basic earnings (loss) per common share	$1.12	$0.96	$2.78	$(3.01)
Diluted earnings (loss) per common share	$1.12	$0.95	$2.78	$(3.01)

In the pro forma information above, the results prior to the Harland Acquisition and the Data Management Acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocations; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt in connection with the Harland Acquisition; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the Harland Acquisition were not adjusted for non-recurring employee retention bonuses, stock-based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $0.0 and $115.9 during the three and nine months ended September 30, 2007, respectively.

The pro forma information above for the 2008 periods includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.4 and $2.6 for the three and nine months ended September 30, 2008, respectively.

The pro forma information above for the three months ended September 30, 2007 includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.1 and $3.9, respectively.

The pro forma information above includes the impact of the following items for the nine months ended September 30, 2007: the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.4 and $8.2, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($21.1 reflected in the three months ended September 30, 2008 and 2007 and $62.9 reflected in the nine months ended September 30, 2008 and 2007 for the Harland Acquisition; and $1.3 reflected in the three months ended September 30, 2008 and 2007 and $3.9 reflected in the nine months ended September 30, 2008 and 2007 for the Data Management Acquisition). These cost savings pertain to the termination of certain Harland and Data Management

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Of the total consideration of $30.0, $14.0 was paid at closing, $6.0 was paid on the first anniversary of the closing date, and $5.0 is due on each of the second and third anniversaries of the closing date. The time-based payments are treated as an incentive agreement and are being recorded as compensation expense ratably over the service period. Each time-based payment is subject to forfeiture if certain key employees terminate employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the related agreements. Fees and expenses of $0.4 were capitalized in the purchase price. The allocation of the purchase price above resulted in identified intangible assets of $7.2.

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

4.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2008	2007

Finished goods	$29.5	$26.9
Work-in-process	10.5	7.6
Raw materials	76.2	66.6

	$116.2	$101.1

5.	Assets Held For Sale

At September 30, 2008, assets held for sale consisted of the Harland Clarke segment’s printing facility in Atlanta, Georgia, and an operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to the Harland Acquisition. The Company is actively marketing the sale of these facilities and believes they will be sold within twelve months.

Assets held for sale at September 30, 2008 consisted of the following:

Land	$1.0
Buildings and improvements	2.0

Total	$3.0

During the third quarter of 2008, the Company sold its former printing facility in Clearwater, Florida for its carrying value of $2.8. During the second quarter of 2008, the Company recorded a charge of $0.3 to adjust the carrying value of the Clearwater, Florida facility to its estimated fair value, which was included in cost of products sold in the accompanying consolidated statements of operations.

6.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the nine months ended September 30, 2008 is as follows:

Balance as of December 31, 2007	$1,391.3
Acquisition of Data Management	115.5
Adjustments to goodwill	2.7
Effect of exchange rate changes	(0.5)

Balance as of September 30, 2008	$1,509.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	September 30,	December 31,	September 30,	December 31,
	(in years)	2008	2007	2008	2007

Amortized intangible assets:
Customer relationships	3-30	$1,222.4	$1,156.2	$150.0	$86.1
Trademarks and tradenames	5-15	14.3	11.9	2.5	1.6
Software and other	2-10	60.2	60.5	15.5	8.0
Patented technology	4-20	19.6	12.2	1.9	0.8

		1,316.5	1,240.8	169.9	96.5

Indefinite lived-intangible assets:
Product formulations		109.9	109.8	—	—
Trademarks and tradenames		196.9	196.9	—	—

Total other intangibles		$1,623.3	$1,547.5	$169.9	$96.5

Amortization expense was $24.7 and $73.3 for the three and nine months ended September 30, 2008, respectively, and $20.8 and $46.6 for the three and nine months ended September 30, 2007, respectively.

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

Estimated aggregate amortization expense for intangible assets through December 31, 2012 is as follows:

Three months ending December 31, 2008	$24.8
Year ending December 31, 2009	96.8
Year ending December 31, 2010	94.4
Year ending December 31, 2011	87.8
Year ending December 31, 2012	81.8

During the third quarter of 2007, the Company continued to experience greater revenue attrition than expected for the Alcott Routon operation within the Harland Clarke segment. As a result, as well as management’s decision to change the business model for this operation, the Company assessed whether portions of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on then current expectations indicated an impairment and the intangible assets were written down to their estimated fair value at that time. As a result, an impairment charge of $3.1 was recorded and included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007.

During the second quarter of 2008, the Company experienced further declines in customer revenues for Alcott Routon operations and assessed the customer relationship intangible asset for impairment. An analysis of the sum of the forecasted undiscounted future cash flows based on current expectations indicated an impairment. As a result, the Company calculated the estimated fair value and wrote off the customer

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

relationship intangible asset, which was in excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2008.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Selected summarized financial information for the three months ended September 30, 2008 and 2007 was as follows:

		Harland
	Harland	Financial		Licorice	Corporate
	Clarke(1)	Solutions(1)(2)	Scantron(1)(3)	Products(4)	and Other	Total

Product revenues, net:
Three months ended September 30, 2008	$321.6	$19.1	$35.6	$28.3	$—	$404.6
Three months ended September 30, 2007	331.5	16.2	19.5	24.1	—	391.3
Service revenues, net:
Three months ended September 30, 2008	$1.1	$53.7	$22.9	$—	$—	$77.7
Three months ended September 30, 2007	0.7	51.3	13.6	—	—	65.6
Intersegment revenues:
Three months ended September 30, 2008	$—	$—	$0.1	$—	$(0.1)	$—
Three months ended September 30, 2007	0.2	—	0.3	—	(0.5)	—
Operating income (loss):
Three months ended September 30, 2008	$57.0	$8.0	$9.0	$9.1	$(6.4)	$76.7
Three months ended September 30, 2007	55.4	6.8	7.5	7.6	(7.8)	69.5
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Three months ended September 30, 2008	$28.0	$7.2	$6.1	$0.5	$—	$41.8
Three months ended September 30, 2007	30.4	5.2	3.8	1.0	0.1	40.5
Capital expenditures (excluding capital leases):
Three months ended September 30, 2008	$6.1	$1.0	$4.3	$0.5	$—	$11.9
Three months ended September 30, 2007	4.0	2.4	0.7	0.4	—	7.5

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Selected summarized financial information for the nine months ended September 30, 2008 and 2007 was as follows:

		Harland
	Harland	Financial		Licorice	Corporate
	Clarke(1)	Solutions(1)(2)	Scantron(1)(3)	Products(4)	and Other(5)	Total

Product revenues, net:
Nine months ended September 30, 2008	$980.1	$58.5	$92.8	$83.3	$—	$1,214.7
Nine months ended September 30, 2007	771.7	30.1	29.4	77.0	—	908.2
Service revenues, net:
Nine months ended September 30, 2008	$3.4	$159.4	$61.7	$—	$—	$224.5
Nine months ended September 30, 2007	1.3	82.6	21.9	—	—	105.8
Intersegment revenues:
Nine months ended September 30, 2008	$0.3	$—	$0.4	$—	$(0.7)	$—
Nine months ended September 30, 2007	0.3	—	0.4	—	(0.7)	—
Operating income (loss):
Nine months ended September 30, 2008	$173.4	$20.8	$19.2	$29.2	$(20.5)	$222.1
Nine months ended September 30, 2007	122.8	9.4	5.7	26.1	(19.5)	144.5
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Nine months ended September 30, 2008	$85.2	$21.7	$17.1	$1.4	$—	$125.4
Nine months ended September 30, 2007	68.8	11.2	6.7	1.8	0.1	88.6
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2008	$26.9	$3.4	$7.8	$0.9	$—	$39.0
Nine months ended September 30, 2007	12.7	3.4	1.1	1.1	—	18.3
Total assets were as follows:
September 30, 2008	$1,242.6	$335.9	$304.5	$270.8	$1,634.3	$3,788.1
December 31, 2007	1,304.8	360.7	171.5	248.5	1,726.2	3,811.7

(1)	Includes results of the acquired Harland businesses from the date of acquisition.

(2)	Includes results of the acquired Peldec business from the date of acquisition.

(3)	Includes results of the acquired Data Management business from the date of acquisition.

(4)	Includes results of the acquired Wei Feng business from the date of acquisition.

(5)	Total assets include goodwill of $1,509.0 and $1,391.3 as of September 30, 2008 and December 31, 2007, respectively, which is not assigned to the operating segments.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

8.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$20.1	$10.1	$51.9	$(15.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.9)	2.2	(1.0)	3.4
Changes in fair value of cash flow hedging instruments, net of tax provision (benefit) of $1.9, $(4.9), $3.6 and $(4.7)	2.9	(7.6)	5.6	(7.1)
Changes in fair value of available-for-sale securities, net of tax (benefit) of $—, $—, $(0.6), and $—	(0.1)	(0.1)	(1.1)	(0.2)

Comprehensive income (loss)	$18.0	$4.6	$55.4	$(19.6)

9.	Earnings (Loss) Per Share

The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic weighted average common shares outstanding	19.2	21.3	20.4	20.9
Diluted weighted average common shares outstanding	19.2	21.4	20.4	20.9

Outstanding stock options, directors stock units and unvested restricted stock were not included in the nine months ended September 30, 2007 diluted loss per share calculations as their effect was anti-dilutive due to the Company’s net loss.

10.	Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s federal tax returns for the 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service recently commenced examinations of Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005, Harland for the tax years 2005 through May 1, 2007 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. There are no events that have

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

occurred since December 31, 2007 that had a material impact on amounts accrued for the Company’s uncertain tax positions.

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

Net periodic pension income for Mafco Worldwide’s pension plans is due to the overfunded status of certain plans and consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Interest cost	(0.2)	(0.2)	(0.6)	(0.6)
Expected return on plan assets	0.6	0.5	1.6	1.7
Net amortization	(0.1)	—	(0.2)	(0.2)

Net pension income	$0.2	$0.2	$0.5	$0.6

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

Net periodic postretirement costs for these plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest cost	$0.3	$0.2	$0.7	$0.4
Net amortization	—	—	—	—

Net postretirement benefit cost	$0.3	$0.2	$0.7	$0.4

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

12.	Short-Term Debt

On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provides for a loan in the amount of $27.2 that was fully drawn at closing. The loan is secured by M & F Worldwide’s investments in auction-rate securities, matures on June 12, 2009 and bears interest at the federal funds rate plus a margin of 1.0%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During the nine months ended September 30, 2008, M & F Worldwide made $0.5 of such mandatory payments on the loan. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events.

13.	Long-Term Debt

	September 30,	December 31,
	2008	2007

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,777.5	$1,791.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0	310.0
Mafco Worldwide $125.0 Senior Secured Credit Facilities	65.7	65.7
Capital lease obligations and other indebtedness	2.7	3.9

	2,460.9	2,475.6
Less: current maturities	(35.6)	(20.1)

Long-term debt, net of current maturities	$2,425.3	$2,455.5

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”).

The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 6.84% at September 30, 2008. As of September 30, 2008, there were no outstanding borrowings under the Revolver and there was $87.6 available for borrowing thereunder (giving effect to the issuance of $12.4 of letters of credit).

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

Harland Clarke Holdings Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 7.55% at September 30, 2008. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings’ ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

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

Mafco Worldwide $125.0 Senior Secured Credit Facilities

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 4.67% at September 30, 2008.

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

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.2. Due to the repayments made in 2007, there are no quarterly installment requirements in 2008. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility (there were no such amounts to be paid in the nine months ended September 30, 2008 with respect to 2007 due to optional prepayments made by Mafco Worldwide in 2007). Mafco Worldwide made repayments totaling $0.0 and $15.8 during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $14.7 available for borrowing thereunder (giving effect to the issuance of $0.3 of letters of credit).

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

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $2.7 and $3.4 at September 30, 2008 and December 31, 2007, respectively. These obligations have imputed interest rates ranging from 3.6% to 8.0% and have required payments, including interest, of $0.5 remaining in 2008, $1.9 in 2009, and $0.5 in 2010. A subsidiary of the Company also had $0.0 and $0.5 outstanding under an information technology financing obligation at September 30, 2008 and December 31, 2007, respectively.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.8 at September 30, 2008) for working capital purposes. The subsidiary had no borrowings at September 30, 2008 and December 31, 2007.

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

As of September 30, 2008 and December 31, 2007, the Company recorded a liability of $13.6 and $22.7, respectively, related to these derivative instruments in other liabilities in the accompanying consolidated balance sheets.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of September 30, 2008, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

Federal-Mogul Corporation purchased the Friction Buyer in October 1998. In October 2001, the Friction Buyer filed a petition under Chapter 11 of the U.S. Bankruptcy Code and stopped performing its obligations to Pneumo Abex. The Friction Guarantor guaranteed performance of the Friction Buyer’s obligations, however, and, since the Friction Buyer’s bankruptcy filing, has been fulfilling the Friction Buyer’s obligations. In November 2006, the Company entered into a series of agreements with the Friction Buyer, the Friction Guarantor and others that proposed a settlement of the Company’s claims against the Friction Buyer relating to the 1994 sale transaction as part of the bankruptcy reorganization of the Friction Buyer. If the transactions outlined in the agreements had been approved by the courts overseeing the Friction Buyer’s bankruptcy and then consummated, then (i) the Company would have transferred its interest in Pneumo Abex to a trust created in connection with the Friction Buyer’s bankruptcy reorganization plan, (ii) the Company would have paid $10.0 to the trust, and the Friction Guarantor would have paid $246.0 to the trust and issued a 25-year note to the trust for the payment of $500.0, (iii) the trust would have assumed all financial responsibility for the payment of asbestos-related claims subject to the Friction Buyer’s assumption, and (iv) one or more court-ordered injunctions would have barred the assertion of any claim arising out of the asbestos-related claims subject to the Friction Buyer’s assumption from being asserted against the Company, the Friction Buyer or the Friction Guarantor (items (i) through (iv) collectively, the “Plan A Settlement”). The bankruptcy courts

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

approved an alternative to the Plan A Settlement under which, if certain conditions relating to likelihood of consummating the Plan A Settlement occurred, (v) Pneumo Abex would continue to be owned by the Company but would receive $2.0 from the Friction Buyer’s bankruptcy estate, (vi) the Friction Buyer would be relieved of its obligations, and (vii) the Friction Guarantor would continue to honor its guaranty obligation and receive $138.0 from the Friction Buyer’s bankruptcy estate (items (v) through (vii) collectively, the “Plan B Settlement”). In December 2007, the Friction Buyer consummated its bankruptcy plan of reorganization and was discharged from its obligations to Pneumo Abex. This discharge did not affect the Friction Guarantor’s obligation. On September 30, 2008, the bankruptcy court overseeing the Friction Buyer’s bankruptcy ruled that it would not approve the agreements providing for the Plan A Settlement. For the impact of this rejection on the Plan B Settlement, see Note 19, “Subsequent Events.”

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois, where the case remains pending. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. HFS believes that the claims against it are without merit and will defend itself vigorously.

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

Harland Acquisition

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. This plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. The Company’s planned initiatives primarily include the following:

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

In addition to restructuring liabilities recorded in purchase accounting, the Company expensed $5.5 subsequent to the Harland Acquisition for restructuring plans to leverage incremental synergies in the Harland Clarke segment’s printing plants, contact centers and selling, general and administrative areas. These expenditures consisted of $2.3 in severance and severance-related costs and $3.2 of facilities closure and other costs. The Company expensed $0.6 and $1.4 for these restructuring plans during the three and nine months ended September 30, 2008, respectively, and $2.0 and $3.4 during the three and nine months ended September 30, 2007, respectively.

Ongoing lease commitments related to Harland Acquisition restructuring plans continue through 2010. The Company expects to expense an additional $0.2 for the termination of certain employees and $0.4 of facilities closure and other costs.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The following table details the components of the Company’s restructuring accruals related to the Harland Acquisition and other restructuring activities prior to the Harland Acquisition for the nine month periods ended September 30, 2008 and 2007:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance

Nine months ended September 30, 2008:
Severance and severance-related	$9.2	$1.5	$0.9	$(8.3)	$3.3
Facilities closures and other	4.6	(0.6)	0.5	(2.0)	2.5

Total	$13.8	$0.9	$1.4	$(10.3)	$5.8

Nine months ended September 30, 2007:
Severance and severance-related	$1.7	$12.5	$3.6	$(12.9)	$4.9
Facilities closures and other	1.0	5.4	1.3	(1.9)	5.8

Total	$2.7	$17.9	$4.9	$(14.8)	$10.7

In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the facility closures, including inventory write-offs, training, hiring, relocation and travel.

Data Management Acquisition

During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment, which are subject to further refinement. These plans focus on improving operating margin through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses. The Company’s planned initiatives primarily include the following:

•	consolidation of printing and manufacturing operations;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $2.2 for severance and severance-related costs for the termination of certain Scantron employees and $0.1 of facilities and other costs for the consolidation of certain printing operations during the nine months ended September 30, 2008, of which $0.7 was expensed during the three months ended September 30, 2008. All of the Data Management Acquisition restructuring costs expensed during the three and nine months ended September 30, 2008 were in the Scantron segment. The Company expects to complete the planned employee terminations and consolidation of printing and manufacturing operations by the end of 2008. The Company expects to expense approximately $2.3 for the termination of Scantron employees and $4.0 for facilities and other costs.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The following details the components of the Company’s restructuring accruals related to the Data Management Acquisition for the nine month period ended September 30, 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance

Nine months ended September 30, 2008:
Severance and severance-related	$—	$2.5	$2.2	$(3.4)	$1.3
Facilities and other	—	—	0.1	(0.1)	—

Total	$—	$2.5	$2.3	$(3.5)	$1.3

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

As a result of the plan, the Company expensed $0.1 and $3.0 of severance and severance-related costs for the termination of certain employees during the three and nine months ended September 30, 2008, respectively. The total cost of the plan is estimated to be $3.1. The Company expects to make severance payments related to the plan through April 2010.

The following details the Company’s restructuring accruals related to the Harland Financial Solutions plan for the nine-month period ended September 30, 2008:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance

Nine months ended September 30, 2008:
Severance and severance-related	$—	$3.0	$(1.7)	$1.3

Restructuring accruals are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to these restructuring plans through 2010.

16.	Transactions with Related Parties

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

Restricted Stock

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company, as defined in the Indenture (as defined in Note 13). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.7 and $1.2 related to the Restricted Stock during the three and nine months ended September 30, 2008, respectively, and $0.7 and $1.1 during the three and nine months ended September 30, 2007, respectively.

Notes Receivable

During the quarter ended September 30, 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 and a term loan of $0.5, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate of Prime plus 2.5% plus an unused line fee of 0.25%, payable quarterly. The note, which has a principal amount of $7.0, matures in September 2012, and bears interest at an annual rate of 12%, payable quarterly either in cash or in a combination of 75% cash and 25% Delphax stock. As part of this transaction, Harland Clarke Holdings also received 250,000 shares of Delphax common stock from the previous holder of the Delphax note.

The outstanding balance on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During the quarter, Harland Clarke Holdings received $6.4 in payments and released $4.8 in draws on the revolver, bringing the principal balance of the debt to $12.4 at September 30, 2008. Interest income of $0.3 was recorded in the quarter.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Joint Venture Transactions

As discussed in Note 3, Mafco Worldwide purchased the remaining 50% of the outstanding shares of Wei Feng on July 2, 2007. As a result of this transaction, Wei Feng became a wholly owned, indirect subsidiary of Mafco Worldwide and the Company has consolidated the accounts of Wei Feng beginning July 2, 2007. Prior to this transaction, the joint venture purchased licorice materials from Mafco Worldwide as well as other third party suppliers. Net revenues in the accompanying consolidated statements of operations include sales to the joint venture of $2.4 during the nine months ended September 30, 2007.

The joint venture manufactured licorice derivatives which were sold to third party customers and to Mafco Worldwide. Mafco Worldwide used these derivatives to manufacture certain finished goods. Mafco Worldwide purchased $4.8 of licorice derivates from the joint venture during the nine months ended September 30, 2007.

The Company accounted for this investment under the equity method through July 1, 2007 and its share of earnings was $0.1 for the nine months ended September 30, 2007.

Other

As discussed in Note 3, the Company paid $2.0 to Holdings in February 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The Company also paid $10.0 to Holdings in June 2007 for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition.

17.	Financial Instruments

As discussed in Note 2, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of September 30, 2008, the Company held two types of financial instruments subject to valuation under SFAS No. 157, marketable securities and interest rate swaps. The marketable securities are included in investments in auction-rate securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other liabilities in the accompanying consolidated balance sheets. Fair values as of September 30, 2008 were calculated as follows:

	Balance at
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$37.2	$0.8	$—	$36.4
Liability for interest rate swaps	13.6	—	13.6	—

The Company’s marketable securities include $36.4 and $40.0 of auction-rate securities (“ARS”) as of September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008, the Company received proceeds of $1.9 for par value partial calls on its ARS. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States government).

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

The fair value of these securities as of September 30, 2008 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized gain that was negligible and an unrealized loss of $1.1, net of taxes, in accumulated other comprehensive loss during the three and nine months ended September 30, 2008, respectively.

Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment is other-than-temporary, it would record a charge to earnings as appropriate. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2008 the ARS were classified as long-term investments.

The following presents the activity for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157:

Auction-Rate
Securities

For the three months ended September 30, 2008:
Balance at June 30, 2008	$37.0
Transfers to Level 3	—
Par value redemption	(0.7)
Net unrealized gain (included in accumulated other comprehensive loss)	0.1

Balance at September 30, 2008	$36.4

Auction-Rate
Securities

For the nine months ended September 30, 2008:
Balance at December 31, 2007	$—
Transfers to Level 3	40.0
Par value redemption	(1.9)
Net unrealized losses (included in accumulated other comprehensive loss)	(1.7)

Balance at September 30, 2008	$36.4

18.	Stock Repurchase Program

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

During June 2008, the Company completed the stock repurchase program by repurchasing 2.0 million shares of its outstanding common stock, at an average price per share of $45.89 and aggregate cost of $91.8. These shares are reflected in treasury stock on the accompanying consolidated balance sheets.

19.	Subsequent Events

On October 1, 2008, the Friction Guarantor notified the parties to the Plan A Settlement and the Plan B Settlement that it was exercising its right to terminate the Plan A Settlement and invoke the implementation provisions of the Plan B Settlement. On October 3, 2008, Pneumo Abex received $2.0 plus interest earned since December 2007, and the Friction Guarantor received $138.0 plus interest.

M & F Worldwide Corp. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2008 and September 30, 2007 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

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

The Scantron segment, which is composed of operations acquired from Harland and the Data Management Acquisition (as defined below), provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services.

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

Recent Significant Acquisitions

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson, for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data

M & F Worldwide Corp. and Subsidiaries

collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings.

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

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the United States. A 2007 study by the Federal Reserve analyzing check writing patterns determined that the number of checks written declined 4.1% over the period from 2003 to 2006 and according to Global Concepts, Inc., an independent consulting firm hired by the Federal Reserve to analyze check writing patterns, the number of checks written is forecast to decline at a compound annual rate of approximately 3.7% from 2004 to 2009. Whereas in the past, Harland Clarke had experienced declines in check volumes generally consistent with the Federal Reserve studies, in recent periods Harland Clarke is experiencing check unit declines slightly higher than those reflected in the Federal Reserve studies. Harland Clarke is unable to determine at this time whether such slight declines above Federal Reserve estimates are attributable to timing issues, underlying differences in measurement methodologies, recent economic and financial market difficulties, and/or a further acceleration in check unit declines. Harland Clarke is focused on growing its business through the addition of a variety of non-check-related products and services and optimizing its existing catalog of offerings to better serve its customers.

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

M & F Worldwide Corp. and Subsidiaries

The Harland Clarke segment’s operating results are also affected by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also affects revenues through the number of new checking accounts being opened. The Harland Clarke segment’s operating results may be negatively affected by slow or negative growth of, or downturns in, the United States economy. To a lesser degree, business confidence affects a portion of the Harland Clarke segment. In addition, if Harland Clarke’s financial institution customers fail or merge with other financial institutions, Harland Clarke may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Clarke’s operating results.

Harland Financial Solutions

Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.

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

Scantron

While the number of tests given annually in K-12 and higher education markets continues to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron’s forms and purchase of additional hardware to process these forms. Economic slowdown in the United States may negatively affect education budgets and spending, which would have an adverse impact on Scantron’s operating results.

Data collection for non-testing applications such as surveys is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. Changes in the overall economy can impact the demand for surveys as companies look for ways to adjust their expenditures.

M & F Worldwide Corp. and Subsidiaries

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

Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. Recently, the United States Senate proposed and the House of Representatives passed legislation that would provide greater regulatory oversight for the manufacture of tobacco products including proposals that could grant government agencies the ability to regulate tobacco product additives. Such legislation, if enacted, could potentially limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States. Together with changing public attitudes toward tobacco products, a constant expansion of tobacco regulations worldwide has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images, product constituent limitations and a general increase in taxes.

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

The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased or proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. Proposals to increase taxes on tobacco products are also pending in both the United States and in foreign countries.

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

M & F Worldwide Corp. and Subsidiaries

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The operating results for the three months ended September 30, 2008 for the Scantron segment, as reflected in the accompanying consolidated statements of operations and described below, include the Data Management operations that were acquired on February 22, 2008.

The operating results for the three months ended September 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the Harland operations that were acquired on May 1, 2007, and do not include the Data Management operations that were acquired on February 22, 2008.

Net Revenues:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
$ in millions	2008	2007

Consolidated Net Revenues:
Harland Clarke Segment	$322.7	$332.4
Harland Financial Solutions Segment	72.8	67.5
Scantron Segment	58.6	33.4
Licorice Products Segment	28.3	24.1
Eliminations	(0.1)	(0.5)

Total	$482.3	$456.9

Net revenues increased by $25.4 million to $482.3 million in the 2008 period from $456.9 million in the 2007 period as a result of the Data Management Acquisition, which accounted for an increase of $26.1 million.

Net revenues from the Harland Clarke segment decreased by $9.7 million to $322.7 million in the 2008 period from $332.4 million in the 2007 period. The decline was primarily a result of decreased unit volume, partially offset by one extra production day in the 2008 period and higher revenues per unit. The 2007 period included a charge of $0.2 million for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues from the Harland Financial Solutions segment increased by $5.3 million to $72.8 million in the 2008 period from $67.5 million in the 2007 period, with $2.3 million of the increase resulting from organic growth in the risk management and enterprise solutions product lines. Net revenues in the 2008 and 2007 periods also included charges of $0.1 million and $3.1 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues from the Scantron segment increased by $25.2 million to $58.6 million in the 2008 period from $33.4 million in the 2007 period as a result of the Data Management Acquisition, which accounted for

M & F Worldwide Corp. and Subsidiaries

an increase of $26.1 million. Net revenues in the 2008 and 2007 periods also included charges of $0.3 million and $0.6 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland and Data Management acquisitions.

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

Net revenues from the Licorice Products segment increased by $4.2 million, or 17.4%, to $28.3 million in the 2008 period from $24.1 million in the 2007 period. Magnasweet and licorice derivatives sales increased $1.6 million due to increased shipment volumes. Sales of licorice extract to the worldwide tobacco industry increased by $1.6 million primarily as the result of an increase in sales to certain international tobacco customers including Philip Morris International (“PMI”), which was spun off from Altria Group, Inc. (“Altria”) as part of Altria’s restructuring during 2008. Sales of licorice extract to non-tobacco customers increased $1.0 million primarily as the result of the favorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the weaker dollar in the 2008 period versus the 2007 period and an increase in shipment volumes to certain confectionary customers.

Cost of Revenues:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
$ in millions	2008	2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$206.1	$215.3
Harland Financial Solutions Segment	32.2	28.2
Scantron Segment	32.8	16.8
Licorice Products Segment	16.7	13.8
Eliminations	(0.1)	(0.5)

Total	$287.7	$273.6

Cost of revenues increased by $14.1 million to $287.7 million in the 2008 period from $273.6 million in the 2007 period due to the Data Management Acquisition which accounted for an increase of $16.6 million.

Cost of revenues from the Harland Clarke segment decreased by $9.2 million to $206.1 million in the 2008 period from $215.3 million in the 2007 period. The decrease in cost of revenues was primarily due to lower volumes and labor cost reductions, partially offset by increases in delivery expenses and one extra production day in the 2008 period. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.9% in the 2008 period as compared to 64.8% in the 2007 period.

Cost of revenues from the Harland Financial Solutions segment increased by $4.0 million to $32.2 million in the 2008 period from $28.2 million in the 2007 period. The increase in cost of revenues was primarily due to higher revenues and a $2.4 million increase in amortization of intangible assets related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 44.2% in the 2008 period as compared to 41.8% in the 2007 period.

Cost of revenues for the Scantron segment increased by $16.0 million to $32.8 million in the 2008 period from $16.8 million in the 2007 period. The increase was due to the Data Management Acquisition, which accounted for an increase of $16.6 million. The 2007 period included a charge of $0.1 million for non-cash

M & F Worldwide Corp. and Subsidiaries

fair value purchase accounting adjustments to inventory related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Scantron segment was 56.0% in the 2008 period as compared to 50.3% in the 2007 period due to the Data Management Acquisition.

Cost of revenues for the Licorice Products segment was $16.7 million in the 2008 period and $13.8 million in the 2007 period, an increase of $2.9 million, or 21.0%. This increase was due to the increase in sales volume, as well as increased costs for raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 59.0% in the 2008 period as compared to 57.3% in the 2007 period.

Selling, General and Administrative Expenses:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
$ in millions	2008	2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$59.0	$59.6
Harland Financial Solutions Segment	32.5	32.6
Scantron Segment	16.1	9.1
Licorice Products Segment	2.5	2.6
Corporate	6.4	7.9

Total	$116.5	$111.8

Selling, general and administrative expenses increased by $4.7 million to $116.5 million in the 2008 period from $111.8 million in the 2007 period due to the Data Management Acquisition, which accounted for an increase of $5.7 million.

Selling, general and administrative expenses for the Harland Clarke segment decreased by $0.6 million to $59.0 million in the 2008 period from $59.6 million in the 2007 period. The decrease was primarily due to labor cost reductions, partially offset by one extra production day in the 2008 period. The 2007 period included a $3.1 million non-cash impairment charge from the write down of Alcott Routon intangible assets. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.3% in the 2008 period as compared to 17.9% in the 2007 period.

Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $0.1 million to $32.5 million in the 2008 period from $32.6 million in the 2007 period primarily due to labor cost reductions. Selling, general and administrative expenses in the 2008 and 2007 periods included charges of $2.1 million and $0.8 million, respectively, for compensation expense related to an incentive agreement for the Peldec assets purchase. The Peldec assets purchase was completed on August 15, 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 44.6% in the 2008 period as compared to 48.3% in the 2007 period.

Selling, general and administrative expenses for the Scantron segment increased by $7.0 million to $16.1 million in the 2008 period from $9.1 million in the 2007 period, primarily due to the Data Management Acquisition, which accounted for $5.7 million of the increase. The remaining $1.3 million of the increase was primarily due to integration expenses incurred in connection with the Data Management Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 27.5% in the 2008 period as compared to 27.2% in the 2007 period.

Selling, general and administrative expenses for the Licorice Products segment decreased slightly to $2.5 million in the 2008 period from $2.6 million in the 2007 period.

M & F Worldwide Corp. and Subsidiaries

Corporate selling, general and administrative expenses were $6.4 million in the 2008 period and $7.9 million in the 2007 period, a decrease of $1.5 million. This decrease was primarily due to cost reductions related to the Harland Acquisition.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During 2008, the Company adopted further restructuring plans within the Harland Clarke segment to leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focus on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of 2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $0.6 million for the Harland Clarke segment, $0.1 million for the Harland Financial Solutions segment and $0.7 million for the Scantron segment for the three months ended September 30, 2008 related to these plans. The Company recorded $2.0 million of restructuring costs for the Harland Clarke segment in the three months ended September 30, 2007 related primarily to these plans.

Interest Income

Interest income was $0.7 million in the 2008 period as compared to $2.9 million in the 2007 period. The decrease in interest income was primarily due to lower cash balances available for investments in cash equivalents in the 2008 period primarily due to cash used for the Data Management Acquisition and the stock repurchase program.

Interest Expense

Interest expense was $46.4 million in the 2008 period as compared to $54.4 million in the 2007 period. The decrease in interest expense was primarily due to lower interest rates.

Other Income, Net

Other income, net was $0.0 million in the 2008 period as compared to $0.1 in the 2007 period, which was primarily related to non-recurring miscellaneous income.

Provision for Income Taxes

The Company’s effective tax rate was 35.2% in the 2008 period and 44.2% in the 2007 period. The change is primarily due to the effects of extraterritorial benefits in the 2008 period, the effects of foreign losses for which the tax benefit is less than the statutory rate in the 2008 period and incremental state and local taxes recorded in the 2007 period.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The operating results for the nine months ended September 30, 2008 for the Scantron segment, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Data Management operations from February 22, 2008, the date of the Data Management Acquisition.

M & F Worldwide Corp. and Subsidiaries

The operating results for the nine months ended September 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition, and do not include the Data Management operations that were acquired on February 22, 2008.

Net Revenues:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
$ in millions	2008	2007

Consolidated Net Revenues:
Harland Clarke Segment	$983.8	$773.3
Harland Financial Solutions Segment	217.9	112.7
Scantron Segment	154.9	51.7
Licorice Products Segment	83.3	77.0
Eliminations	(0.7)	(0.7)

Total	$1,439.2	$1,014.0

Net revenues increased by $425.2 million to $1,439.2 million in the 2008 period from $1,014.0 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $345.1 million of the increase, and the Data Management Acquisition, which accounted for $62.7 million of the increase.

Net revenues from the Harland Clarke segment increased by $210.5 million to $983.8 million in the 2008 period from $773.3 million in the 2007 period, as a result of the Harland Acquisition, which accounted for an increase of $210.9 million. Volume decline was substantially offset by increased revenues per unit. Net revenues in the 2007 period also included charges of $0.5 million for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues from the Harland Financial Solutions segment increased by $105.2 million to $217.9 million in the 2008 period from $112.7 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $94.8 million of the increase. The remaining $10.4 million of the increase was due in part to $5.5 million of organic growth in the risk management and enterprise solutions product lines. Net revenues in the 2008 and 2007 periods also included charges of $1.3 million and $6.2 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues from the Scantron segment increased by $103.2 million to $154.9 million in the 2008 period from $51.7 million in the 2007 period, primarily as a result of the Data Management Acquisition, which accounted for $62.7 million of the increase, and the Harland Acquisition, which accounted for $40.0 million of the increase. Net revenues in the 2008 and 2007 periods also included charges of $0.9 million and $1.5 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Data Management and Harland acquisitions.

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

Net revenues from the Licorice Products segment increased by $6.3 million, or 8.2%, to $83.3 million in the 2008 period from $77.0 million in the 2007 period. Magnasweet and licorice derivatives sales increased $6.2 million due to increased shipment volumes and the consolidation of Wei Feng third-party sales beginning

M & F Worldwide Corp. and Subsidiaries

on July 2, 2007. Sales of licorice extract to the worldwide tobacco industry increased by $1.6 million primarily as the result of an increase in sales to certain international tobacco customers, partially offset by lower shipment volumes to Altria due to elimination of their non-USA business as part of their worldwide restructuring and spin-off of PMI. This restructuring resulted in a change in the timing of shipments to both Altria and PMI during 2008. Sales of licorice extract to non-tobacco customers increased $0.9 million primarily as the result of the favorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the weaker dollar in the 2008 period versus the 2007 period and an increase in shipment volume to certain confectionary customers. Sales of raw materials from Mafco Worldwide to Wei Feng were $2.4 million in the 2007 period and were eliminated in the consolidation of the Company’s accounts in the 2008 period as the result of the purchase of the remaining 50% of the outstanding shares of Wei Feng on July 2, 2007.

Cost of Revenues:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
$ in millions	2008	2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$625.6	$494.0
Harland Financial Solutions Segment	93.1	48.3
Scantron Segment	89.1	30.8
Licorice Products Segment	46.0	41.1
Eliminations	(0.7)	(0.7)

Total	$853.1	$613.5

Cost of revenues increased by $239.6 million to $853.1 million in the 2008 period from $613.5 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $207.2 million, and the Data Management Acquisition, which accounted for an increase of $41.4 million.

Cost of revenues from the Harland Clarke segment increased by $131.6 million to $625.6 million in the 2008 period from $494.0 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $146.6 million and increases in delivery expenses. Partially offsetting the increase were lower volumes and labor and materials cost reductions. Cost of revenues in the 2007 periods also included charges of $1.4 million for non-cash fair value purchase accounting adjustments to inventory related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.6% in the 2008 period as compared to 63.9% in the 2007 period.

Cost of revenues from the Harland Financial Solutions segment increased by $44.8 million to $93.1 million in the 2008 period from $48.3 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $39.7 million of the increase. The remaining $5.1 million of the increase primarily resulted from higher revenues and increased amortization of intangible assets related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.7% in the 2008 period as compared to 42.9% in the 2007 period.

Cost of revenues for the Scantron segment increased by $58.3 million to $89.1 million in the 2008 period from $30.8 million in the 2007 period due to the Data Management Acquisition, which accounted for an increase of $41.4 million and the Harland Acquisition, which accounted for an increase of $20.7 million. Cost of revenues in the 2008 and 2007 periods also included charges of $0.4 million and $3.0 million, respectively, for non-cash fair value purchase accounting adjustments to inventory related to the Data Management and Harland acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 57.5% in the 2008 period as compared to 59.6% in the 2007 period.

M & F Worldwide Corp. and Subsidiaries

Cost of revenues for the Licorice Products segment was $46.0 million in the 2008 period and $41.1 million in the 2007 period, an increase of $4.9 million, or 11.9%. This increase was due to the increase in sales volume, the consolidation of Wei Feng’s results beginning on July 2, 2007, as well as increased costs for raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 55.2% in the 2008 period as compared to 53.4% in the 2007 period.

Selling, General and Administrative Expenses:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
$ in millions	2008	2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$183.4	$151.6
Harland Financial Solutions Segment	101.0	55.1
Scantron Segment	44.3	15.1
Licorice Products Segment	8.1	9.7
Corporate	20.5	19.6

Total	$357.3	$251.1

Selling, general and administrative expenses increased by $106.2 million to $357.3 million in the 2008 period from $251.1 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $91.7 million of the increase and the Data Management Acquisition, which accounted for $14.4 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $31.8 million to $183.4 million in the 2008 period from $151.6 million in the 2007 period, primarily due to the Harland Acquisition, which accounted for $26.3 million of the increase. The remaining $5.5 million of the increase was primarily due to increased integration expenses and a change in vacation policy, partially offset by labor cost reductions. Selling, general and administrative expenses in the 2008 and 2007 periods also included $0.5 million and $3.1 million, respectively, for non-cash impairment charges from the write down of Alcott Routon intangible assets. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.6% in the 2008 period as compared to 19.6% in the 2007 period.

Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $45.9 million to $101.0 million in the 2008 period from $55.1 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $46.9 million, partially offset by labor cost reductions. Selling, general and administrative expenses in the 2008 and 2007 periods also included $7.2 million and $0.8 million, respectively, for compensation expense related to an incentive agreement for the Peldec assets purchase. The Peldec assets purchase was completed on August 15, 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 46.4% in the 2008 period as compared to 48.9% in the 2007 period.

Selling, general and administrative expenses for the Scantron segment increased by $29.2 million to $44.3 million in the 2008 period from $15.1 million in the 2007 period, primarily due to the Harland Acquisition, which accounted for $12.4 million of the increase, and the Data Management Acquisition, which accounted for $14.4 million of the increase. The remaining $2.4 million of the increase was primarily due to integration expenses incurred in connection with the Data Management Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 28.6% in the 2008 period as compared to 29.2% in the 2007 period.

M & F Worldwide Corp. and Subsidiaries

Selling, general and administrative expenses for the Licorice Products segment were $8.1 million in the 2008 period and $9.7 million in the 2007 period. The decrease of $1.6 million was primarily due to lower professional fees.

Corporate selling, general and administrative expenses were $20.5 million in the 2008 period and $19.6 million in the 2007 period, an increase of $0.9 million. This increase was primarily due to the Harland Acquisition and additional management services fees resulting from the increased size of the business subsequent to the Harland Acquisition, partially offset by $2.4 million of non-recurring retention bonus expenses in the 2007 period related to the Harland Acquisition.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During 2008, the Company adopted further restructuring plans within the Harland Clarke segment to leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focus on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of 2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $1.4 million for the Harland Clarke segment, $3.0 million for the Harland Financial Solutions segment and $2.3 million for the Scantron segment for the nine months ended September 30, 2008 related to these plans. The Company recorded $4.9 million of restructuring costs for the Harland Clarke segment in the nine months ended September 30, 2007 related primarily to these plans.

Interest Income

Interest income was $3.5 million in the 2008 period as compared to $5.8 million in the 2007 period. The decrease in interest income was due to lower interest rates on investments in cash equivalents partially offset by higher cash balances available for investments in cash and cash equivalents in the 2008 period up to the date of the Data Management Acquisition as compared to the 2007 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the Harland Acquisition resulting from acquisition-related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $143.0 million in the 2008 period as compared to $118.3 million in the 2007 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding at Harland Clarke Holdings and its subsidiaries subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition, partially offset by lower interest rates.

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

M & F Worldwide Corp. and Subsidiaries

write off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Other Income, Net

Other income, net was $1.3 million in the 2008 period as compared to $0.6 million in the 2007 period. The income in the 2008 period was primarily attributable to an insurance settlement, partially offset by the write-down of an investment of $0.3 million due to an other-than-temporary decline in its market value. The income in the 2007 period primarily related to non-recurring miscellaneous income.

Provision for Income Taxes

The Company’s effective tax rate was 39.0% in the 2008 period and a benefit of 28.6% in the 2007 period. The change is primarily due to the effects of extraterritorial benefits in the 2008 period, the effects of foreign losses for which the tax benefit is less than the statutory rate in the 2008 period and incremental state and local taxes recorded in the 2007 period.

Extraordinary Gain

The 2008 period included an extraordinary gain of $0.7 million, resulting from an amendment to the purchase agreement for Wei Feng Enterprises Limited in May 2008, which reduced the total consideration paid below the value of the assets acquired after reducing long-lived assets to zero. The extraordinary gain was recognized in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities during the nine months ended September 30, 2008 was $156.1 million as compared to $147.8 million during the nine months ended September 30, 2007. The increase in net cash provided by operating activities of $8.3 million was due to an increase in cash flow from operations, primarily Harland Clarke Holdings, partially offset by changes in working capital, primarily inventories and accounts receivable.

The Company’s net cash used in investing activities was $274.1 million during the nine months ended September 30, 2008 as compared to $1,464.8 million during the nine months ended September 30, 2007. The decrease in cash used in investing activities was primarily due to the Harland Acquisition in the 2007 period, partially offset by the Data Management Acquisition in the 2008 period, increased capital expenditures in the 2008 period related to ongoing requirements for the acquired Harland operations and integration projects related thereto and the investment in the Delphax notes receivable in 2008.

The Company’s net cash used in financing activities was $69.2 million during the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $1,472.1 million during the nine months ended September 30, 2007. The financing activities during the nine months ended September 30, 2008 included cash used to repurchase common stock and net repayments under the Company’s credit agreements partially offset by the issuance of short-term debt and tax benefits from stock options exercised. The financing activities during the nine months ended September 30, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American credit agreements, and pay related fees and expenses.

M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $14.3 million in cash and cash equivalents and $36.4 million in auction-rate securities (“ARS”), which are pledged to secure short-term debt, as of September 30, 2008. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no

M & F Worldwide Corp. and Subsidiaries

operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and ARS on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.

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

Investments

The Company’s investments include $36.4 million of ARS as of September 30, 2008. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).

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

The fair value of these securities as of September 30, 2008 was estimated utilizing discounted cash flow analyses. As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $1.1 million, net of taxes, in accumulated other comprehensive loss during the nine months ended September 30, 2008. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2008 the ARS are classified as long-term investments.

The Company’s Consolidated Contractual Obligations and Commitments

Estimated future cash payments for interest on the Company’s outstanding long-term and short-term debt decreased from $1,301.8 million as of December 31, 2007 to $1,027.2 million as of September 30, 2008, primarily due to the impact of a decrease in interest rates on the Company’s floating rate debt and payments made during the nine months ended September 30, 2008. Other contractual obligations and commitments have not changed materially since December 31, 2007. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 with respect to the Company’s other contractual obligations and commitments.

M & F Worldwide Corp. and Subsidiaries

Liquidity Assessment

The Company believes that its cash and cash equivalents, borrowings available under the Harland Clarke Holdings and Mafco Worldwide credit agreements (as further discussed in Note 13 to the Company’s consolidated financial statements included in this quarterly report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

Harland Clarke Holdings

In addition to Harland Clarke Holdings’ normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:

•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2008 and 2007, Harland Clarke Holdings incurred $38.1 million and $17.2 million of capital expenditures and $0.5 million and $0.3 million of capitalized interest, respectively. Capital expenditures for the nine months ended September 30, 2008 include $19.3 million related to integration projects and $0.4 million related to the acquired Data Management operations subsequent to February 22, 2008.

•	Contract Acquisition Payments. During the nine months ended September 30, 2008 and 2007, Harland Clarke Holdings made $27.1 million and $11.1 million of contract acquisition payments to its clients, respectively. Payments for the nine months ended September 30, 2008 include $17.6 million related to the acquired Harland operations.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings’ historical operations, as well as related to the Harland Acquisition and the Data Management Acquisition. During the nine months ended September 30, 2008 and 2007, Harland Clarke Holdings made $15.5 million and $14.8 million of payments for restructuring, respectively.

Harland Clarke Holdings anticipates that its future capital expenditures and contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American, Harland and Data Management. Harland Clarke Holdings expects that payments related to restructuring programs will be largely consistent with historical levels of such payments in the next twelve months to support the achievement of planned cost savings including actions related to the Data Management Acquisition that was consummated in February 2008. Harland Clarke Holdings used cash on hand to fund the $223.3 million net purchase price for Data Management after giving effect to working capital adjustments of $1.6 million, and related fees and expenses.

Mafco Worldwide

In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

•	Capital Expenditures. During the nine months ended September 30, 2008 and 2007, Mafco Worldwide incurred $0.9 million and $1.1 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

M & F Worldwide Corp. and Subsidiaries

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Cash Flow Risks

Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations and future borrowings may not be available to them under their credit facilities in an amount sufficient to enable them to repay their debt or to fund their other liquidity needs. As of September 30, 2008, Harland Clarke Holdings had no outstanding borrowings under its revolving credit facility and there was $87.6 million of availability thereunder (after giving effect to the issuance of $12.4 million of letters of credit) and Mafco Worldwide had $14.7 million of availability under its revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). The Company may also use the revolving credit facilities to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At September 30, 2008, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended September 30, 2008, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions

M & F Worldwide Corp. and Subsidiaries

investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries, Mafco Worldwide and its subsidiaries and M & F Worldwide;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’, Mafco Worldwide’s and M & F Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors, and our ability to grow non-check-related product lines;

•	consolidation among financial institutions;

•	adverse changes among, or failures or consolidation of the financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate Harland and Data Management into our business and manage future acquisitions;

•	our ability to retain our and Harland’s historical clients after the Harland Acquisition or Data Management’s historical clients after the Data Management Acquisition;

•	our ability to implement any or all components of our business strategy or realize all of the expected cost savings or synergies;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

M & F Worldwide Corp. and Subsidiaries

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	downturns in general economic and market conditions, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts in additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled “Risk Factors” for a

M & F Worldwide Corp. and Subsidiaries

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

At September 30, 2008, Harland Clarke Holdings had $1,777.5 million of term loans outstanding under its credit agreement, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. At September 30, 2008, Mafco Worldwide had $65.7 million of term loans outstanding under its credit agreement. At September 30, 2008, M & F Worldwide had $26.7 million of short-term debt outstanding. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at September 30, 2008 would have resulted in an increase or decrease in its interest expense for the nine months ended September 30, 2008 of approximately $6.3 million, excluding the impact of the interest rate derivative transactions discussed below.

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

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2008.

The Company’s investments include $36.4 million of ARS as of September 30, 2008. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).

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

The fair value of these securities as of September 30, 2008 was estimated utilizing discounted cash flow analyses. As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized gain that was negligible and an unrealized loss of $1.1 million, net of taxes, in accumulated other comprehensive loss during the three and nine months ended September 30, 2008, respectively. Because there is no assurance that auctions for these

M & F Worldwide Corp. and Subsidiaries

securities will be successful in the near term, as of September 30, 2008 the ARS are classified as long-term investments.

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

(b)  Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in the Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

M & F Worldwide Corp. and Subsidiaries

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois, where the case remains pending. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. HFS believes that the claims against it are without merit and will defend itself vigorously.

Item 1A.	Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 during the three months ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

There was no event of default upon senior securities during the three months ended September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the three months ended September 30, 2008.

Item 5.	Other Information

No additional information need be presented.

Item 6.	Exhibits

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 3, 2008.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 3, 2008.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 3, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 3, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.

Date: November 3, 2008	By:	/s/ Paul G. Savas

Paul G. Savas Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: November 3, 2008	By:	/s/ Alison M. Horowitz

Alison M. Horowitz Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 3, 2008.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 3, 2008.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 3, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 3, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.