Form 10-K
period 2008-12-31
M & F WORLDWIDE CORP
filed 2009-02-27
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant (using the New York Stock Exchange closing price as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter) was $429,944,084. The number of shares of common stock outstanding as of February 27, 2009 was 19,333,931; of which 7,248,000 shares were held by MFW Holdings One LLC and 946,000 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

Portions of the registrant’s 2009 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

This Form 10-K is being distributed to stockholders in lieu of a separate annual report.

M & F WORLDWIDE CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

*	Incorporated by reference from M & F Worldwide Corp. 2009 Proxy Statement

i

PART I

Item 1.	Business

M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”), formerly known as Clarke American Corp. (“Clarke American”), and Mafco Worldwide Corporation (“Mafco Worldwide”). At December 31, 2008, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.

On December 31, 2008, Harland Clarke Corp., a subsidiary of the Company, acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 million subject to post-closing working capital adjustments (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

On May 1, 2007, M & F Worldwide completed the acquisition of John H. Harland Company (“Harland”), and a wholly owned subsidiary of Clarke American was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American (the “Harland Acquisition”). After the closing of the Harland Acquisition, Clarke American changed its name on May 2, 2007 to Harland Clarke Holdings.

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

The Scantron segment, which is comprised of operations acquired from Harland and Data Management, provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services.

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 66% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

Company Overview

Harland Clarke Holdings

Harland Clarke

Harland Clarke provides checks and related products, marketing and contact center services to financial and commercial institutions as well as directly to individual consumers. In 2008, Harland Clarke generated revenues of $1,290.4 million (68% of the Company’s 2008 consolidated revenues).

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

Harland Clarke offers various delivery options, including expedited and trackable delivery. Check users often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide. These delivery services represent an important component of the range of value-added service offerings.

Harland Clarke also offers a wide variety of standard financial forms and flexible formats to suit clients’ needs, and the products are also compatible with image processing systems. Harland Clarke also provides treasury management services, such as integrated cash deposit products, customized deposit tickets and security bags.

Marketing Services

Through Harland Clarke, we also offer financial and commercial institutions the following marketing services:

•	turnkey marketing solutions — a suite of campaigns that uses Stratics, our proprietary predictive modeling software, and is designed around core financial products and services such as CDs, money market accounts, auto loans and mortgages;

•	onboarding — an ongoing, integrated client marketing solution that builds long-term relationships by engaging new checking account holders and growing them into satisfied, profitable and loyal customers;

•	agency services — highly customized direct marketing campaigns that use client-tailored predictive models to support a variety of marketing strategies including acquisition, retention, activation, and cross-selling and up-selling;

•	checkbook messaging — a program that employs digital print technology to insert targeted, intelligence-driven marketing messages into the checkbook; and

•	e-mail marketing — a program that uses market-leading technology as well as high security and filter standards to deliver targeted, intelligence-driven marketing messages to customers who prefer e-mail communication.

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

Clients

The clients of Harland Clarke range from major nationwide and large regional banks and securities firms to community banks, credit unions, brokerage houses and financial software companies. In addition, Harland Clarke clients include retailers and other multi-location businesses, as well as individual check consumers.

Harland Clarke contracts with its financial institution clients are generally sole-source contracts for the sale of our checks and related products to the clients’ customers. The initial terms of the agreements generally range from three to five years and generally are terminable for cause, although some of our financial institution clients, including Bank of America, can terminate their contracts for convenience.

Competition

Harland Clarke competes with large outsourcing services providers that offer a wide variety of services including those that compete with Harland Clarke’s primary offerings — specifically payment services, marketing services and teleservices. Deluxe Corporation is a significant competitor. Other large competitors include companies such as eFunds Corporation, Harte-Hanks, Inc., R.R. Donnelly & Sons Company, and TeleTech Holdings, Inc. There are also other smaller competitors that specialize in providing one or more of these services. Harland Clarke competes on the basis of service, convenience, quality, product range and price. Management believes that Harland Clarke differentiates itself from its competitors by:

•	improving client satisfaction through consistent product quality and expertise in matching client preferences with the right product and delivery options;

•	expanding client relationships through cross-selling and up-selling both check and related financial products on behalf of financial institution clients;

•	capitalizing on integration with financial institution clients’ checking account processes to improve their customer service and operational efficiencies;

•	being an existing secure and trusted provider to financial institutions in a time when security is of utmost importance to financial institutions; and

•	offering a broad suite of outsourcing services, such as direct marketing, contact center services, treasury management, and analytical modeling.

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

Harland Financial Solutions

Harland Financial Solutions provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management (“CRM”) software, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions. Through strategic acquisitions, Harland Financial Solutions has built a full suite of software products to service financial institutions and has grown revenues from $135.6 million for the year ended December 31, 2002 to $293.7 million (15% of the Company’s 2008 consolidated revenues) for the year ended December 31, 2008.

Products and Services

Enterprise Solutions Group Products

Harland Financial Solutions provides host processing systems on both an in-house and outsourced basis to financial institutions, including banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. Harland Financial Solutions has integrated its compliance, branch automation, Internet banking, mobile banking and business intelligence/CRM products into its core processing solutions. Management believes that this integration capability gives Harland Financial Solutions an opportunity to differentiate itself in the market. With respect to its clients’ retail business, Harland Financial Solutions helps financial institutions increase the profitability of customer relationships through CRM and branch automation software.

Harland Financial Solutions also offers Internet banking and branch automation systems designed to enhance the customer experience through integrated teller, platform, call center and self-service tools.

Risk Management and Compliance Products

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

Backlog

Harland Financial Solutions’ backlog, which consists primarily of contracted products and services prior to delivery, was $335.3 million at December 31, 2008. The Company expects to deliver approximately 29% of the backlog at December 31, 2008 within the following twelve months. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2010 and beyond.

Sales and Marketing

Harland Financial Solutions sells its products and services directly to financial institutions through its own national sales organization. The Harland Financial Solutions product marketing group is responsible for all go-to-market activities and is aligned with the individual major product groups. Product marketing is supported by a centralized marketing services organization that provides efficient consolidated capabilities including website, advertising, creative, event-planning, public relations and tradeshows.

Client support, which is primarily technology-related, is provided within the various product management areas by experienced and product-technology knowledgeable representatives, additionally supported by the product developers if necessary.

Clients

Harland Financial Solutions is a leading supplier of financial software and services to financial institutions, including banks, credit unions and thrifts.

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

Scantron

Scantron provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services. Management believes the growth in the Scantron business will primarily be generated by testing software and related services, and survey software and related services, while Scantron forms and scanners will continue to provide a stable base of revenue. For the year ended December 31, 2008, Scantron generated revenue of $211.3 million (11% of the Company’s 2008 consolidated revenues).

Products and Services

Education-Related Products

Scantron’s sales to K-12 educational institutions have historically represented the largest portion of Scantron’s revenues, although it also generates revenues from sales to higher educational institutions and commercial enterprises. In 2008, Scantron derived approximately 37% of its forms revenues from sales to K-12 educational institutions.

The implementation of the No Child Left Behind Act of 2002 (“NCLB”) has presented Scantron with additional opportunities to generate revenues from its K-12 clients. Under NCLB, every state is required to set standards for grade-level achievement and develop a system to measure the progress of all students and subgroups of students in meeting those state-determined, grade-level standards. States also must develop annual adequate yearly progress objectives, with a federal target that all students achieve proficiency in reading and math within 12 years. As a result, NCLB requires thorough monitoring and reporting of student achievement and progress. Although the majority of all testing is still done via paper and pencil, trends in education, including NCLB, have created demand for quick access to data and the ability to manage, evaluate and report that data. Management believes that Scantron has an opportunity to capitalize on those trends through its web-based education products.

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

ParSYSTEM is Scantron’s software module that allows educators, primarily in higher education, to create, administer and score tests on paper, via networks or over the Internet. Scantron also provides survey software packages for educators. All of these products are shrink-wrapped for sale directly to educators and are intended for use primarily at higher education institutions.

Scantron offers hand held devices for use in K-12 and higher education classrooms for student/teacher interaction. These devices allow teachers to survey or test students on a real-time basis.

Survey and Other Data Collection Products

In addition to providing testing and survey tools for the education market, Scantron offers its survey and data collection products to governmental entities, and the commercial, healthcare and financial institution markets. Surveys can be delivered by a variety of methods, including traditional paper based as well as through electronic distribution. In addition, Scantron offers various software applications that allow customers to design, print and process their own surveys. As a total solution, Scantron provides outsourcing services for clients using forms-based or electronic data collection methods, including survey development, distribution, processing and reporting.

Scantron offers scanners with both optical mark and full image capabilities. The scanners range in size and speed for various customer applications. Scantron also provides software that converts optical marks and images into digital data for delivery to third-party applications.

Field Maintenance Services

Scantron provides field maintenance services including installation, maintenance and repairs for computers and other third-party equipment as well as Scantron scanners.

Medical-Related Products and Services

Scantron provides products that assist healthcare providers with the automation of patient billing information. In addition, Scantron offers devices that collect patient data for electronic medical record storage. Scantron also offers services to companies in the healthcare market for compliance tracking of implanted medical devices.

Backlog

Scantron’s backlog, which consists primarily of contracted products and services prior to delivery, was $75.5 million at December 31, 2008. The Company expects to deliver approximately 63% of the backlog at December 31, 2008 within the following twelve months.

Sales, Marketing and Product Support

Forms and scanners are generally sold at the district or school level. Most of Scantron’s educational sales come from the direct sales channel. Software applications are sometimes sold as a package with forms and scanners. Contracts are generally renewable, with an average term of one year. Scantron sells most of its survey services directly to commercial entities. Management intends to capitalize on our presence in the financial institution market to cross-market Scantron survey and data collection products to our financial institution clients.

Scantron provides comprehensive product support to its clients directly and provides on-site and depot support for their scanner products. Scantron’s sales account managers and account executives help to coordinate these client support efforts, which are supplemented with telephone and on-line support to all clients under warranty and maintenance and support services.

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

Harland Clarke Holdings’ Suppliers

The main supplies used in check and form printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Harland Clarke has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Using alternative suppliers may, however, result in increased costs. Harland Clarke has not historically experienced any material shortages, and management believes we have redundancy in our supplier network for each of our key inputs.

Scantron purchases a majority of the paper for its business from a single supplier. It purchases scanner components from various equipment manufacturers and supply firms. Scantron historically has not experienced shortages of materials and believes it will continue to be able to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices.

Harland Clarke Holdings’ Foreign Sales

Following the Harland Acquisition and the Peldec asset purchase, Harland Clarke Holdings conducts business outside the United States in Canada, Israel and Ireland. Its foreign sales totaled $19.1 million in 2008 and $8.4 million for the period subsequent to the Harland Acquisition in 2007. There were no foreign sales for Harland Clarke Holdings prior to the Harland Acquisition.

Harland Clarke Holdings’ Employees

As of December 31, 2008, Harland Clarke Holdings had approximately 7,800 employees. None of Harland Clarke Holdings’ employees are represented by a labor union. Harland Clarke Holdings considers its employee relations to be good.

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

Mafco Worldwide

Overview

Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France; Zhangjiagang, Jiangsu, People’s Republic of China (“ZFTZ”); and at the facilities of its joint venture in Weihai, Shandong, People’s Republic of China. Approximately 66% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. In addition, Mafco Worldwide manufactures and sells cocoa and carob products for use in the tobacco industry.

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

Raw Materials

Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant’s roots, which can be up to several inches thick and up to 25 feet long, are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, Mafco Worldwide acquires the root in local markets for shipment to Mafco Worldwide’s licorice extract processing facilities. Most of the licorice root processed by Mafco Worldwide originates in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Turkmenistan, Uzbekistan and Turkey. Through many years of experience, Mafco Worldwide has developed extensive knowledge and relationships with its suppliers in these areas. Although the amount of licorice root Mafco Worldwide purchases from any individual source or country varies from year to year depending on cost and quality, Mafco Worldwide endeavors to purchase some licorice root from all available sources. This sourcing strategy enables Mafco Worldwide to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomic, Mafco Worldwide will be able to replace that source with licorice root from another area or supplier. Mafco Worldwide has therefore been able to obtain licorice root raw materials without interruption since World War II, even though there has been periodic instability in the areas of the world where licorice root raw materials are obtained. During 2008, Mafco Worldwide had numerous suppliers of root, and one vendor who supplied approximately 58% of Mafco Worldwide’s total root purchases. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At December 31, 2008, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore Mafco Worldwide has experienced little, if any, raw material spoilage.

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

Sales and Marketing

All sales in the United States (including sales of licorice products to United States cigarette manufacturers for use in American blend cigarettes to be exported) are made through Mafco Worldwide’s offices located in Camden, New Jersey or Richmond, Virginia, with technical support from Mafco Worldwide’s research and development department. Outside the United States, Mafco Worldwide sells its products from its Camden, New Jersey offices, through its French and Chinese subsidiaries, a Chinese joint venture and through exclusive agents as well as independent distributors.

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

Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 4% of the Company’s consolidated net revenues.

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

Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years; however, this decline has accelerated recently to approximately 5%. Manufacturers of cigarettes are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. The United States Senate and the House of Representatives each have pending proposed legislation that would provide greater regulatory oversight for the manufacture of tobacco products including proposals that could grant government agencies the ability to regulate tobacco product additives. Such legislation, if enacted, could potentially limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States. Changing public attitudes toward tobacco products, a constant expansion of tobacco regulations in a number of countries and an increase in excise and other taxes on cigarettes have all contributed to this worldwide decline in consumption of American blend cigarettes. Moreover, the trend is toward increasing regulation of the tobacco industry. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images and product constituent limitations.

Consumption of chewing tobacco and moist snuff is concentrated primarily in the United States Domestic consumption of chewing tobacco products has declined by approximately 6% per year over the past five years. Chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco. Consumption of moist snuff has increased approximately 5% per year over the past five years.

The sale and use of tobacco products has been subject to opposition from government and health officials in the United States for more than 40 years and, more recently, in other countries due to claims that tobacco consumption is harmful to an individual’s health. In addition, the World Health Organization has identified smoking as a significant world health risk. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state, federal and foreign taxes on cigarettes have resulted in lower tobacco consumption, which is likely to continue in the future. Mafco Worldwide cannot predict the future course of tobacco regulation. Any substantial increase in tobacco regulation may adversely affect tobacco product sales, which could indirectly have a material adverse effect on Mafco Worldwide.

Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. In part as a result of settlements in certain of this litigation, the cigarette companies in the United States significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. Worldwide cigarette consumption has also declined due to the higher prices of cigarettes, the increased emphasis on the health effects of cigarettes and the continuing restrictions on smoking areas. At this time Mafco Worldwide is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on Mafco Worldwide’s financial performance. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may be party to such litigation. This litigation, if successful, could have a material adverse effect on Mafco Worldwide.

The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased or proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the Federal State Children’s Health Insurance Program (SCHIP) was enacted. This bill is being funded by raising the federal tax on cigarettes to $1.00 per pack from the current $0.39 per pack tax and by significantly increasing federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also pending in both the United States and in foreign countries. The additional taxes imposed by SCHIP may lead to an accelerated decline in tobacco products sold in the United States. Mafco Worldwide is unable to predict the likelihood of enactment of such proposals or the extent to which enactment of such proposals would affect tobacco sales. A significant reduction in consumption of cigarettes and other tobacco products could have a material adverse effect on Mafco Worldwide.

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

Employees

At December 31, 2008, Mafco Worldwide had approximately 380 employees. Mafco Worldwide has 155 employees covered under collective bargaining agreements. The Mafco Worldwide collective bargaining agreement covering employees at the Camden, New Jersey facility expires at the end of May 2011. Management of Mafco Worldwide believes that employee relations are good.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2008, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

Federal-Mogul Corporation purchased the Friction Buyer in October 1998. In October 2001, the Friction Buyer filed a petition under Chapter 11 of the United States Bankruptcy Code and stopped performing its obligations to Pneumo Abex. The Friction Guarantor guaranteed performance of the Friction Buyer’s obligations, however, and, since the Friction Buyer’s bankruptcy filing, has been fulfilling the Friction Buyer’s obligations.

As a result of further developments in the Friction Buyer’s bankruptcy case, in October 2008, Pneumo Abex received $2.0 million plus interest earned since December 2007, and the Friction Guarantor received $138.0 million plus interest in full satisfaction of the claims of Pneumo Abex and the Friction Guarantor in the Friction Buyer’s bankruptcy case. Resolution of these claims did not affect the Friction Guarantor’s guaranty in favor of Pneumo Abex.

Pneumo Abex’s former Aerospace business sold certain of its aerospace products to the United States Government or to private contractors for the United States Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. In the sole remaining matter managed by Pneumo Abex, Pneumo Abex contests the Government’s allegations and has been attempting to resolve this matter without litigation.

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.

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

Availability of Reports

Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available on the Company’s website, www.mandfworldwide.com, without charge and as soon as reasonably practicable after the Company files such materials with or furnishes such materials to the Securities and Exchange Commission.

Item 1A.	Risk Factors

M & F Worldwide’s holding company structure could limit its ability to pay its expenses and dividends on its common stock.

M & F Worldwide is a holding company whose only material assets are the stock of its subsidiaries, approximately $16.9 million in cash and cash equivalents and $33.6 million in marketable securities as of December 31, 2008. M & F Worldwide conducts all of its operations through its operating subsidiaries. M & F Worldwide’s ability to pay its expenses and dividends on its common stock depends on its cash and cash equivalents and marketable securities on hand and on the payment of dividends and tax sharing payments to it by Harland Clarke Holdings and Mafco Worldwide. Payments to M & F Worldwide by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and whether they meet the criteria to make dividend payments under the instruments governing their indebtedness.

Difficult conditions in the financial markets and a general economic downturn may adversely affect the business and results of operations of the Company, and we cannot determine if these conditions will improve or worsen in the near future.

The economic conditions in late 2008 and early 2009 and the volatility in the financial markets during this period have contributed and may continue to contribute to high unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Recently a number of financial institutions have taken significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We cannot determine whether the difficult conditions in the economy in general and/or the financial markets will improve or worsen in the near future. Our businesses may be adversely affected by these difficult conditions. Harland Clarke may experience reduced revenues due to losses of customers in the event the financial institutions upon which it depends either merge with or are sold to other institutions, or fail, or in the event that consumer spending continues to decline, or checking account openings decrease, resulting in further acceleration in the decline of check usage and the use of Harland Clarke’s other products. Similarly, Harland Financial Solutions, which also depends on its financial institution customers, may be adversely affected due to losses of financial institution customers from mergers, consolidations or failures. Reductions in financial institution IT budgets in response to market difficulties could result in delays or cancellations of Harland Financial Solution client purchases, as well as potential pricing pressure on Harland Financial Solution products. Economic slowdown and liquidity constraints may also cause state and local public and private education budgets to be reduced, which could result in reduced revenues at Scantron, as well as pricing pressure on Scantron products. Finally, decreased spending by consumers may also have an adverse impact on sales of third party products in which Mafco Worldwide’s products are used, and such decreased demand may negatively impact Mafco Worldwide’s sales and operating results. In addition, disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance.

Risks Related to Our Substantial Indebtedness

We and our subsidiaries have substantial indebtedness, which may adversely affect our ability to operate our businesses and prevent our subsidiaries from fulfilling their obligations under their respective debt agreements.

As of December 31, 2008, Harland Clarke Holdings had total indebtedness of $2,390.6 million (including $2.6 million of capital lease obligations and other indebtedness), and $87.6 million of additional availability under the Harland Clarke Holdings revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit). As of December 31, 2008, Mafco Worldwide had total indebtedness of $65.7 million and $14.7 million of additional availability under the Mafco Worldwide revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). As of December 31, 2008, M & F Worldwide had total indebtedness of $26.3 million. In addition, under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of Harland Clarke Holdings’ senior secured credit facilities and notes allow it to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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

Holdings has advised the Company that it has pledged shares of M & F Worldwide common stock to secure obligations and that additional shares of M & F Worldwide common stock may from time to time be pledged to secure obligations of Holdings. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of common stock. A foreclosure upon any such shares of common stock or dispositions of shares of common stock could, in a sufficient amount, constitute a “change of control” as defined under the Company’s financing agreements, which would permit the Company’s lenders to accelerate amounts outstanding under such indebtedness.

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

Harland Clarke Holdings is required to make scheduled payments of principal on its senior secured term loan in the amount of $18.0 million per year in equal quarterly installments. In addition, Harland Clarke Holdings’ term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed under that facility, beginning in 2009 with respect to 2008. No such excess cash flow payment is expected to be paid in 2009. Harland Clarke Holdings is required to repay its senior secured term loan in full in 2014 and is required to repay its senior notes in 2015. Harland Clarke Holdings’ revolving credit facility will mature in 2013.

Mafco Worldwide is required to make scheduled payments of principal on its senior secured term loan in the amount of $1.1 million per year in equal quarterly installments. In addition, Mafco Worldwide’s term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed under that facility. An excess cash flow payment of $6.4 million is required to be paid in 2009 as well as a mandatory repayment of $0.5 million. Mafco Worldwide is required to repay its senior secured term loan in full in December 2011. Mafco Worldwide’s revolving credit facility will mature in 2010.

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

Despite our and our subsidiaries’ current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. Additional indebtedness could exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of Harland Clarke Holdings’ senior secured credit facilities, the indenture governing Harland Clarke Holdings’ senior notes and the terms of Mafco Worldwide’s credit facilities do not fully prohibit Harland Clarke Holdings or Mafco Worldwide from doing so. In addition, as of December 31, 2008, there was $87.6 million of additional availability under Harland Clarke Holdings’ $100.0 million revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit) and $14.7 million of additional availability under Mafco Worldwide’s $15.0 million revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). Under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness under its senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of Harland Clarke Holdings’ senior secured credit facilities and senior notes allow Harland Clarke Holdings to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Covenant restrictions under our subsidiaries’ indebtedness may limit each subsidiary’s ability to operate its respective business.

The indenture governing Harland Clarke Holdings’ senior notes and the agreements governing Harland Clarke Holdings’ and Mafco Worldwide’s respective senior secured credit facilities contain, among other things, covenants that restrict Harland Clarke Holdings’, Mafco Worldwide’s and their respective subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indenture governing the Harland Clarke Holdings senior notes restricts, among other things, Harland Clarke Holdings’ and its subsidiaries’ ability to:

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

In addition, Harland Clarke Holdings’ and Mafco Worldwide’s respective credit facilities contain covenants requiring them to maintain financial ratios, including, with respect to Harland Clarke Holdings, a maximum consolidated leverage ratio for the benefit of the lenders under its revolving credit facility only and with respect to Mafco Worldwide, a maximum total debt ratio and a minimum consolidated interest expense ratio. These restrictions may limit Harland Clarke Holdings’ and Mafco Worldwide’s ability to operate their respective businesses and may prohibit or limit their ability to enhance their operations or take advantage of potential business opportunities as they arise.

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

We are subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” Examples include the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. We are also subject to additional requirements in many of our contracts with financial institution clients, which are often more restrictive than the regulations. These laws, regulations and agreements require us to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter. The laws, regulations, and agreements limit our ability to use or disclose non-public personal information for other than the purposes originally intended.

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

The use of our Scantron products and services to store and manage student and other educational data may be subject to The Family Education Rights and Privacy Act of 1974, commonly known as FERPA, which is a federal law that protects the privacy of student education records in connection with Scantron’s web-based assessment services. Many states have enacted similar laws to protect the privacy of student data. The operation of websites by Scantron that are accessed by children under the age of 13 may be subject to the Children’s Online Privacy Protection Act of 1998, commonly known as COPPA. The collection of patient data through Scantron’s survey services is subject to the Health Insurance Portability and Accountability Act of

1996, commonly known as HIPAA, which protects the privacy of patient data. Scantron is also subject to the Gramm-Leach-Bliley Act.

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

We use sophisticated software and computing systems in our Harland Clarke, Harland Financial Solutions and Scantron segments. We may experience difficulties in installing or integrating our technologies on platforms used by our clients. Furthermore, certain financial institution clients of our Harland Clarke segment have integrated certain components of their systems with ours, permitting our operators to effect certain operations directly into our financial institution clients’ customers’ accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

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

We may not be able to fully implement any or all components of our business strategy or realize, in whole or in part or within the timeframes anticipated, the efficiency improvements or expected cost savings from this strategy. Our strategy is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Recent financial industry turmoil and the general economic slowdown may adversely affect our ability to implement our business strategy summarized in the first paragraph of this risk factor. Additionally, our business strategy may change from time to time. As a result, we may not be able to achieve our expected results of operations.

We may be unable to protect our rights in intellectual property, and third-party infringement or misappropriation may materially adversely affect our profitability.

We rely on a combination of measures to protect our intellectual property, among them, registering trademarks and copyrights, patenting inventions, implementing procedures that afford trade secret status and protection to our proprietary information, such as entering into third-party non-disclosure and intellectual property assignment agreements, and maintaining our intellectual property by entering into licenses that grant only limited rights to third parties. We may be required to spend significant resources to protect, monitor and police our trade secrets, proprietary know-how trademarks and other intellectual property rights. Despite our efforts to protect our intellectual property, third parties or licensees may infringe or misappropriate our intellectual property. The confidentiality agreements that are designed to protect our trade secrets and proprietary know-how could be breached, or our trade secrets and proprietary know-how might otherwise become known by others. We may not have adequate remedies for infringement or misappropriation of our intellectual property rights or for breach of our confidentiality agreements. The loss of intellectual property protection or the inability to enforce our intellectual property rights could harm our business and ability to compete.

We may be unable to maintain our licenses to use third-party intellectual property on favorable terms.

A significant portion of our revenues are derived from the sale of products by our Harland Clarke segment bearing third-party trademarks or designs pursuant to royalty-bearing licenses. Typically, these licenses are for a term of between two and three years, and some licenses may be terminated at the licensor’s option upon a change of control. There can be no guarantee that such licenses will be renewed or will continue to be available to us on terms that would allow us to continue to sell the licensed products profitably.

Third parties may claim we infringe on their intellectual property rights.

Third parties may assert intellectual property infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of patents for Internet-related systems and business methods, which may have broad implications for participants in technology and service sectors. Claims for infringement of these patents are increasingly becoming a subject of litigation. Because patent application information may not always be readily available, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. Responding to these infringement claims may require us to enter into royalty-bearing license agreements, to stop selling or to redesign affected products, services and technologies, to pay damages, and/or to satisfy indemnification commitments under agreements with our licensees. In the event that our trademarks are successfully challenged by third parties, we could be forced to rebrand our products, which could result in the loss of brand recognition. Future litigation relating to infringement claims could also result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

We are dependent upon third-party providers for significant information technology needs, and an interruption of services from these providers could materially and adversely affect our operations.

We have entered into agreements with third-party providers for the licensing of certain software and the provision of information technology services, including software development and support services, and personal computer, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services or terminates a license or service, we would be adversely affected. Although we believe that information technology services and substantially equivalent software and services are available from numerous sources, a failure to perform or a termination by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply and we may not be able to find such an alternative source on commercially reasonable terms, or at all.

We depend upon the talents and contributions of a limited number of individuals, many of whom would be difficult to replace, and the loss or interruption of their services could materially and adversely affect our business, financial condition and results of operations.

Our business is largely driven by the personal relationships of our senior management teams. Despite executing employment agreements with certain members of our senior management team, these individuals may discontinue service with us and we may not be able to find individuals to replace them at the same cost, or at all. We have not obtained “key person” insurance for any member of our senior management team. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.

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

We also cannot predict whether any acquired products, technology or business will contribute to our revenues or earnings to any material extent or whether cost savings and synergies we expect at the time of an acquisition can be realized once the acquisition has been completed. Furthermore, if we incur additional indebtedness to finance an acquisition, we cannot predict whether the acquired business will be able to generate sufficient cash flow to service that additional indebtedness.

Unsuitable or unsuccessful acquisitions could therefore have a material and adverse effect on our business, prospects, financial condition and results of operations.

Our business is exposed to changes in interest rates.

We are exposed to changes in interest rates on our variable-rate debt. A hypothetical 10% increase in the interest rates applicable to debt outstanding at December 31, 2008 would result in an increase to interest expense of approximately $4.1 million per year. Adverse interest rate changes could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the success of our research and development and the failure to develop new and improved products could adversely affect our business.

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

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in remote or online commerce. Several states in the United States have taken various initiatives to prompt retailers to collect local and state sales taxes on purchases made over the Internet. Furthermore, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations of these businesses in states where they do not currently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.

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

Holdings is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through Holdings, beneficially owned, as of December 31, 2008, approximately 43.4% of our outstanding common stock. In addition, two of our directors, as well as our senior executives, are affiliated with Holdings. As a result, Holdings and its sole stockholder possess significant influence over our business decisions.

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects. A 2007 study by the

Federal Reserve analyzing check writing patterns determined that the number of checks written declined 4.1% over the period from 2003 to 2006. Whereas in the past, Harland Clarke had experienced declines in check volumes generally consistent with the Federal Reserve study, in recent periods Harland Clarke is experiencing check unit declines slightly higher than those reflected in the Federal Reserve study. Harland Clarke is unable to determine at this time whether such slight declines above Federal Reserve estimates are attributable to timing issues, decreased openings of checking accounts, underlying differences in measurement methodologies, recent economic and financial market difficulties, and/or a further acceleration in check unit declines.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2008, financial institutions accounted for approximately 85% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2008 the top 20 clients of our Harland Clarke segment represented approximately 43% of its revenues, with sales to Bank of America representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or “for cause.” A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients could have a material adverse effect on our revenues and profitability.

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

We have strong relationships with many of the country’s largest paper mills and ink suppliers. These relationships afford us certain purchasing advantages, including stable supply and favorable pricing arrangements. Our supplier arrangements are by purchase order and terminable at will at the option of either party. While we have been able to obtain sufficient paper supplies during recent paper shortages and otherwise, in part through purchases from foreign suppliers, we are subject to the risk that we will be unable to purchase sufficient quantities of paper to meet our production requirements during times of tight supply. An interruption in our relationship with service providers for our digital printers could compromise our ability to fulfill pending orders for checks and related products. In addition, disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance. Any interruption in supplies or service from these or other vendors or suppliers or delivery services could result in a disruption to our business if we are unable to readily find alternative service providers at comparable rates.

Increased production and delivery costs, such as fluctuations in paper costs, could materially adversely affect our profitability.

Increases in production costs such as paper and labor could adversely affect our profitability, our business, our financial condition and results of operations. For example, the principal raw material used by our Harland Clarke segment is paper. Rising inflation may cause our material and delivery costs to rise. Any significant increase in paper prices as a result of a short supply or otherwise would adversely affect our costs. In addition, disruptions in parcel deliveries or increases in delivery rates, which are often tied to fuel prices, could also increase our costs. Our contracts with clients in our Harland Clarke segment may contain certain restrictions on our ability to pass on to clients increased production costs or price increases. In addition, competitive pressures in the check industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and services.

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

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2008, financial institutions accounted for substantially all of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

Downturns in general economic and market conditions and reductions in information technology budgets could cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients. Such reductions could result in delays or cancellations of client purchases and could have a material adverse effect on our business, financial position, results of operations and cash flows. Recent financial industry turmoil and the general economic slowdown may adversely affect our financial institution clients’ ability or willingness to commit financial resources to our products, and spending decisions by these clients may continue to be delayed. Prolonged economic slowdowns may result in clients requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts.

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

We may not be able to complete the integration of the Data Management business, and we may not be able to achieve the remainder of the cost savings or synergies we currently expect.

Although we have successfully integrated acquired businesses in the past, we may not be able to complete the successful integration of the Data Management business we acquired on February 22, 2008. We expect the Data Management business to be operated by and integrated with our Scantron business. The process of integrating acquired businesses involves numerous risks, including, among others, difficulties in assimilating operations and products; diversion of management’s attention from other business concerns to focus on new businesses and integration issues; risks of operating businesses in which we have limited or no direct prior experience; potential loss of our key employees or of those of the acquired businesses; potential exposure to unknown liabilities; and possible loss of our clients or of those of the acquired businesses. In addition, it may cost more than we have anticipated to achieve synergies, and we may not be able to achieve the expected cost savings and synergies to the degree or at the times we currently expect, or at all.

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

Our Scantron segment derives a significant portion of its revenues from public schools and colleges, which are heavily dependent on local, state and federal governments for financial support. Government budget deficits may negatively impact the availability of funding for Scantron products. Budget deficits experienced by schools or colleges may also cause those institutions to react negatively to future price increases for Scantron products. The current economic slowdown may have a significant negative effect on educational budgets. If budget deficits significantly reduce funding available for Scantron products and services, our revenue could be negatively impacted.

If we are not able to obtain paper and other supplies at acceptable quantities and prices, our revenue could be negatively impacted.

Our Scantron segment purchases a majority of its paper from one supplier. Scantron purchases scanner components from equipment manufacturers, supply firms and others. Scantron may not be able to purchase those supplies in adequate quantities or at acceptable prices. Rising inflation will also cause Scantron’s material and delivery costs to rise. If Scantron is forced to obtain paper and other supplies at higher prices or lower quantities, our revenue could be negatively impacted.

Risks Related to Mafco Worldwide’s Business and Industry

Mafco Worldwide’s business is heavily dependent on sales to the worldwide tobacco industry, and negative developments and trends within the tobacco industry could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

In 2008, approximately 66% of Mafco Worldwide’s licorice sales and 4% of the Company’s consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Negative developments and trends within the tobacco industry, such as those described below, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Consumption of tobacco products worldwide has declined steadily for years.

Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years; however, this decline has accelerated recently to approximately 5%. Manufacturers of cigarettes are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. Changing public attitudes toward tobacco products, a constant expansion of tobacco regulations in a number of countries and an increase in excise and other taxes on cigarettes have all contributed to this worldwide decline in consumption. United States production of chewing tobacco products has declined steadily for more than a decade. This decline has been partially offset by an increase in moist snuff volumes.

The tobacco industry has been the subject of increased governmental regulation in recent years, and this trend is likely to continue.

Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels. There has been a constant expansion of tobacco regulation in the United States since the early 1970s and this trend is likely to continue. The United States Senate and House of Representatives each have pending proposed legislation that would provide greater regulatory oversight for the manufacture of tobacco products including proposals that could grant government agencies the ability to regulate tobacco product additives. Such legislation, if enacted, could potentially limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images and product constituent limitations. The sale and use of tobacco products has been subject to opposition from government and health officials in the United States for more than 40 years, and more recently in other countries due to claims that tobacco consumption is harmful to an individual’s health. In addition, the World Health Organization has identified smoking as a significant world health risk. These claims have resulted in a number of substantial restrictions on the marketing, advertising, sale and use of cigarettes and other tobacco products, in diminished social acceptability of smoking and in activities by anti-tobacco groups designed to inhibit tobacco product sales. The effects of these claims together with substantial increases in state, federal and foreign regulation of tobacco products have resulted in lower tobacco consumption, which is likely to continue in the future, and could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

The tobacco industry has been the subject of substantial litigation.

There has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. As a result of settlements of some of this litigation in the United States, the cigarette companies in the United States significantly increased the wholesale price of cigarettes in order to recoup the cost of the settlements. At this time Mafco Worldwide is unable to determine whether additional price increases in the future will reduce tobacco consumption or the effect of reduced consumption on its financial performance. Health-related litigation against the tobacco industry may increase, and Mafco Worldwide, as a supplier to the tobacco industry, may become party to such litigation regardless of the merit of any claim. This litigation, if successful, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Federal, state, local and foreign excise tax increases on tobacco products are likely to reduce demand for tobacco products.

In recent years, federal, state, local and foreign governments have increased or proposed increases to excise taxes on tobacco products as a means of both raising revenue and discouraging the consumption of such products. In February 2009, the Federal State Children’s Health Insurance Program (SCHIP) was enacted. This bill is being funded by raising the federal tax on cigarettes to $1.00 per pack from the current $0.39 per pack tax and by significantly increasing federal taxes on cigars and other tobacco products. The additional taxes imposed by SCHIP may lead to an accelerated decline in tobacco products sold in the United States. Other proposals to increase taxes on tobacco products are also pending in both United States and in foreign countries. Substantial increases in excise taxes on tobacco products have reduced, and are likely to continue to reduce, the demand for tobacco products, which could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Changes in consumer preferences could decrease Mafco Worldwide’s revenues and cash flow.

Mafco Worldwide is subject to the risks of evolving consumer preferences and nutritional and health-related concerns. A portion of Mafco Worldwide’s revenues are derived from the sale of licorice to worldwide confectioners. To the extent that consumer preferences shift away from licorice-flavored candy, operating results relating to the sale of licorice to worldwide confectioners could be impaired, which could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations. In addition, a portion of Mafco Worldwide’s revenues are derived from the sale of licorice derivatives to food processors for use as flavoring or masking agents, including Mafco Worldwide’s Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin, and other products and is identified in the United States as a natural flavor. To the extent that consumer preferences evolve away from products that use licorice derivatives, operating results relating to the sale of licorice derivatives could be impaired, which could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Changes in regulations regarding licorice confection may reduce Mafco Worldwide’s sales and profits.

Licorice confections are primarily purchased by consumers in the European Union. The European Union is currently evaluating the implementation of regulations that would impose limitations on certain chemical substances commonly found in licorice root and licorice extracts. If enacted, these new regulations could potentially result in decreased demand for Mafco Worldwide’s products from its confectionary customers in the European Union. Sales of licorice extracts to confectionary customers in the European Union totaled $14.9 million for the year ended December 31, 2008.

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

Any failure to comply with the many laws applicable to Mafco Worldwide’s business may result in significant fines and penalties.

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

In 2008, Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 66% of its net revenues or 4% of the Company’s consolidated net revenues. If any of Mafco Worldwide’s significant customers were to stop purchasing licorice products from Mafco Worldwide, it would have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Many of Mafco Worldwide’s employees belong to labor unions and strikes, work stoppages and other labor disturbances could adversely affect Mafco Worldwide’s operations and could cause its costs to increase.

Mafco Worldwide is a party to a collective bargaining agreement with respect to its employees at the Camden, New Jersey facility. This agreement expires in May 2011. Disputes with regard to the terms of this agreement or Mafco Worldwide’s potential inability to negotiate an acceptable contract upon expiration of the existing contract could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, Mafco Worldwide could experience a significant disruption of its operations and higher ongoing labor costs. In addition, Mafco Worldwide’s collective bargaining agreements and labor laws may impair its ability to reduce labor costs by streamlining existing manufacturing facilities and in restructuring its business because of limitations on personnel and salary changes and similar restrictions.

Changes in Mafco Worldwide’s relationships with its suppliers could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Mafco Worldwide is dependent on its relationships with suppliers of licorice root. Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. Most of the licorice root Mafco Worldwide purchases originates in Afghanistan, the Peoples’ Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan and Turkmenistan. During 2008, one of Mafco Worldwide’s suppliers of licorice root supplied approximately 58% of its total root purchases. Mafco Worldwide also purchases licorice extracts and licorice derivatives. If any material licorice root supplier or any other material supplier modifies its relationship with Mafco Worldwide, such a loss, reduction or modification could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Fluctuations in costs of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

The price of licorice root and intermediary licorice extracts increased significantly during 2008 and 2007. Prior to this, the price of licorice root and intermediary licorice extract had been relatively stable for several years. The price of licorice root and intermediary licorice extract are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries where Mafco Worldwide’s suppliers are located. Although Mafco Worldwide often enters into purchase contracts for these products, significant or prolonged increases in the prices of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Mafco Worldwide’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 27% of Mafco Worldwide’s sales were from international operations in 2008. Mafco Worldwide’s primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and the United States dollar versus the Chinese Yuan. Changes in currency exchange rates could also affect the relative prices at which Mafco Worldwide and its foreign competitors sell products in the same market. Adverse foreign currency fluctuations could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide is also exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to debt outstanding at December 31, 2008 would result in an increase to interest expense of approximately $0.2 million per year. Adverse interest rate changes could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Any failure to maintain the quality of Mafco Worldwide’s manufacturing processes or raw materials could harm its operating results.

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

Mafco Worldwide generally maintains a substantial inventory of licorice root to mitigate against the risks of any temporary supply interruption, including an interruption due to agricultural factors, but a sustained interruption could have a material adverse effect on its business, results of operations and financial condition.

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

Risks Relating to the Company’s Investments

Negative conditions in the global credit markets may impair the liquidity of a portion of our investments in auction rate securities.

The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities. The Company’s investments included $33.6 million of auction rate securities (“ARS”) held by M & F Worldwide as of December 31, 2008. These investments are classified as available-for-sale and are reported as non-current assets on the accompanying consolidated balance sheet at market value. These types of ARS investments are backed by student loans. The Company does not own any other type of ARS investments.

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction (also known as failure to settle) for ARS investments backed by student loans, including auctions for ARS investments held by M & F Worldwide. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. The Company believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Harland Clarke is headquartered in San Antonio, Texas and has regional headquarters in Atlanta, Georgia. Harland Financial Solutions has regional headquarters in Lake Mary, Florida and Portland, Oregon. Scantron is headquartered in Irvine, California. Mafco Worldwide is headquartered in Camden, New Jersey. The principal properties for each segment are as follows:

Harland Clarke

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	owned status

Atlanta, GA	Holding Company Headquarters and Harland Clarke Regional Headquarters for Administration, Sales and Marketing	96,400	Owned
Atlanta, GA	Information Technology	36,000	Owned
Atlanta, GA (a)	Closed	54,000	Owned
Atlanta, GA (a)	Closed	132,300	Owned
Atlanta, GA (c)	Contact Center and Operations Support	47,295	Leased
Atlanta, GA	Operations Support	9,665	Leased
Bolingbrook, IL	Printing	120,000	Leased
Boulder City, NV	Administration and Production	4,000	Leased
Charlotte, NC (b)	Printing	38,120	Leased
Charlotte, NC	Administration	4,906	Leased
Clayton, MO	Services	3,648	Leased
Des Moines, IA	Printing	65,250	Leased
Glen Burnie, MD	Printing and Marketing Services	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Greensboro, NC (b)	Printing	66,250	Owned
Hato Rey, Puerto Rico	Printing	22,125	Leased
Hato Rey, Puerto Rico	Sales	2,356	Leased
Jeffersonville, IN	Printing	141,332	Leased
Louisville, KY	Printing	50,000	Leased
Memphis, TN	Printing	26,250	Leased
Milton, WA	Printing	87,640	Leased
Mounds View, MN (c)	Printing, Administration, Development and Support, Sales, Marketing and Contact Center	81,490	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Redwood City, CA	Administration	10,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
Salt Lake City, UT	Parking Lot	87,120	Leased
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	2,137	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
San Antonio, TX	Warehouse	18,675	Leased
Syracuse, NY	Printing	28,055	Owned

(a)	Held for sale.
(b)	To be closed in 2009 and operations will become part of a new leased facility in High Point, NC comprising 135,000 square feet.
(c)	To be closed in 2009.

Harland Financial Solutions

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	5,500	Leased
Bothell, WA	Development and Support	39,395	Leased
Carmel, IN	Development and Support	5,931	Leased
Cincinnati, OH	Administration and Service Bureau	63,901	Leased
Clive, IA	Service Bureau	36,466	Leased
Cotuit, MA	Development and Support	3,200	Leased
Denver, CO	Closed	34,167	Leased
Englewood, CO	Development and Support	28,800	Leased
Fargo, ND	Development and Support	19,745	Leased
Grand Rapids, MI	Development and Support	5,703	Leased
Lake Mary, FL	Regional Headquarters, Development and Support	80,390	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Orlando, FL	Processing	14,800	Leased
Pleasanton, CA	Development and Support	49,115	Leased
Portland, OR	Regional Headquarters, Development and Support	79,089	Leased
Tel Aviv, Israel	Development and Support	4,693	Leased

Scantron

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Columbia, PA	Printing	121,370	Owned
Eagan, MN	Development and Support	109,500	Owned
Irvine, CA	Corporate Headquarters	110,000	Leased
Lawrence, KS	Administration	21,000	Leased
Markham, Ontario	Field Services	635	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
San Diego, CA	Development and Support	10,175	Leased

Mafco Worldwide

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Camden, NJ	Licorice Manufacturing, Warehousing and Administration	390,000	Owned
Pennsauken, NJ	Warehousing	58,160	Leased
Camden, NJ	Warehousing	48,000	Leased
Gardanne, France	Licorice Manufacturing and Administration	48,900	Owned
Richmond, VA	Manufacturing and Administration for Non-licorice products	65,000	Owned
Zhangjiagang, China	Licorice Extract Blending and Licorice Derivative Manufacturing, Warehousing and Administration	55,563	Owned
Zhangjiagang, China	Warehousing	31,065	Leased
Shanghai, China	Administration	1,352	Leased
Xianyang, China	Administration	743	Leased

Item 3.	Legal Proceedings

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.

Pneumo Abex’s former Aerospace business sold certain of its aerospace products to the United States Government or to private contractors for the United States Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the United States Government made with respect to certain of these products. In the remaining unindemnified matter, Pneumo Abex contests the United States Government’s allegations and has been attempting to resolve the matter without litigation.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The M & F Worldwide common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol MFW. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the M & F Worldwide common stock on the NYSE based on published financial sources.

	High	Low

Calendar 2007
First Quarter	$47.61	$25.56
Second Quarter	68.69	48.48
Third Quarter	68.89	50.07
Fourth Quarter	57.41	46.21
Calendar 2008
First Quarter	$51.92	$34.76
Second Quarter	42.47	33.12
Third Quarter	49.50	35.28
Fourth Quarter	38.72	13.07

The number of holders of record of the M & F Worldwide common stock as of February 19, 2009 was 5,139.

M & F Worldwide has not paid any cash dividend on the M & F Worldwide common stock to date and does not intend to pay regular cash dividends on the M & F Worldwide common stock. M & F Worldwide’s Board of Directors will review M & F Worldwide’s dividend policy from time to time in light of M & F Worldwide’s results of operations and financial position and such other business considerations as the Board of Directors considers relevant. Mafco Worldwide’s credit agreement and Harland Clarke Holdings’ credit agreement and indenture limit Mafco Worldwide’s and Harland Clarke Holdings’ respective ability to pay dividends to M & F Worldwide, which in turn may limit the ability of M & F Worldwide to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During the fourth quarter of 2008, M & F Worldwide did not repurchase any of its equity securities.

The Chief Executive Officer of M & F Worldwide certified to the NYSE in June 2008 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Common Stock Performance

The graph and table set forth below present a comparison of cumulative stockholder return through December 31, 2008, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2003 in each of (i) the M & F Worldwide common stock, (ii) the S&P 500 Composite Index (the “S&P 500 Index”), (iii) Deluxe Corporation common stock, and (iv) R.R. Donnelley & Sons Co. common stock.

Comparison of Cumulative Total Return Among the Company’s Common Stock, the S&P 500 Index,
Deluxe Corporation Common Stock and R.R. Donnelley & Sons Co. Common Stock

Value of Initial Investment	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

M & F Worldwide Corp.	$100.00	$101.95	$122.17	$189.09	$403.10	$115.64
S&P 500 Index	$100.00	$110.87	$116.30	$134.66	$142.07	$89.51
Deluxe Corporation	$100.00	$93.63	$78.87	$69.90	$93.85	$45.39
R.R. Donnelley & Sons Co.	$100.00	$120.94	$120.82	$129.49	$141.33	$53.22

Item 6.	Selected Financial Data

The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2008.

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC. On May 1, 2007, the Company purchased 100% of the issued and outstanding shares of Harland. On December 15, 2005, the Company purchased 100% of the issued and outstanding shares of Novar USA, Inc., which was the predecessor to Clarke American. The accounts and results of the related acquired operations are included in the Company’s consolidated results from the respective dates of acquisition.

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results

of Operations” and the Company’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008(a)	2007(b)	2006	2005(c)	2004
	(in millions, except per share amounts)

Statement of Operations Data:
Net revenues	$1,906.2	$1,472.8	$722.0	$121.4	$93.4
Cost of revenues	1,128.8	889.3	439.2	66.5	45.1

Gross profit	777.4	583.5	282.8	54.9	48.3
Selling, general and administrative expenses	468.8	360.6	162.0	21.4	17.2
Restructuring costs	15.6	5.6	3.3	—	—

Operating income	293.0	217.3	117.5	33.5	31.1
Interest expense, net	(186.7)	(163.3)	(65.3)	(1.5)	(2.3)
Loss on early extinguishment of debt	—	(54.6)	—	—	—
Other income (expense), net	2.7	0.1	—	3.9	—

Income (loss) before income taxes	109.0	(0.5)	52.2	35.9	28.8
Provision for income taxes	42.0	3.7	16.0	11.9	3.6

Net income (loss) before extraordinary gain	67.0	(4.2)	36.2	24.0	25.2
Extraordinary gain	0.7	—	—	—	—

Net income (loss)	$67.7	$(4.2)	$36.2	$24.0	$25.2

Earnings (loss) per common share before extraordinary gain:
Basic	$3.30	$(0.20)	$1.82	$1.25	$1.35

Diluted	$3.30	$(0.20)	$1.78	$1.21	$1.26

Extraordinary gain per common share:
Basic	$0.04	$—	$—	$—	$—

Diluted	$0.04	$—	$—	$—	$—

Earnings (loss) per common share:
Basic	$3.34	$(0.20)	$1.82	$1.25	$1.35

Diluted	$3.34	$(0.20)	$1.78	$1.21	$1.26

	December 31,
	2008(a)	2007(b)	2006	2005(c)	2004
	(in millions)

Balance Sheet Data:
Total assets	$3,783.1	$3,811.7	$1,455.4	$1,462.1	$376.5
Long-term debt including current portion and short-term borrowings(d)	2,482.6	2,475.6	692.7	733.2	—
Stockholders’ equity	380.3	405.5	410.5	361.4	340.2

(a)	Includes the financial position and results of operations of the Data Management business from the date of its acquisition on February 22, 2008. (See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(b)	Includes the financial position and results of operations of John H. Harland Company from the date of its acquisition on May 1, 2007 and financial position and the results of operations of Wei Feng from the date of its acquisition on July 2, 2007. (See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(c)	Includes the financial position and results of operations of Clarke American from the date of its acquisition on December 15, 2005.
(d)	Includes capital leases of $2.6 million, $3.4 million and $4.6 million at December 31, 2008, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and the M & F Worldwide consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 66% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. In addition, Mafco Worldwide manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

The Transaction Holdings Acquisition

On December 31, 2008, Harland Clarke Corp. acquired Transaction Holdings for total cash consideration of $8.2 million, subject to post-closing working capital adjustments. Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

The Data Management Acquisition

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

The Harland Acquisition

On May 1, 2007, the Company consummated an agreement and plan of merger with Harland, pursuant to which a wholly owned subsidiary of the Company merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Clarke American (the “Harland Acquisition”). The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland. Subsequent to the completion of the Harland Acquisition, Clarke American was renamed Harland Clarke Holdings on May 2, 2007.

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

The Harland Acquisition and related financing transactions have greatly increased the Company’s revenues, cost of revenues, selling, general and administrative expenses and interest expense. As a result of the application of purchase accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the Company’s depreciation and amortization expense has also increased significantly.

Having completed the Harland Acquisition, the Company is focused on improving operating margins by reducing selling general and administrative expenses, shared services costs and cost of sales.

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the United States. A 2007 study by the Federal Reserve analyzing check writing patterns determined that the number of checks written declined 4.1% over the period from 2003 to 2006. Whereas in the past, Harland Clarke had experienced declines in check volumes generally consistent with the Federal Reserve study, in recent periods Harland Clarke is experiencing check unit declines slightly higher than those reflected in the Federal Reserve study. Harland Clarke is unable to determine at this time whether such slight declines above Federal Reserve estimates are attributable to timing issues, decreased openings of checking accounts, underlying differences in measurement methodologies, recent economic and financial market difficulties, and/or a further acceleration in check unit declines. Harland Clarke is focused on growing its business through the addition of a variety of non-check-related products and services and optimizing its existing catalog of offerings to better serve its customers.

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

Mafco Worldwide

Developments and trends within the tobacco industry may have a material effect on the operations of Mafco Worldwide. Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years; however, this decline has accelerated recently to approximately 5%. Changing public attitudes toward tobacco products, an increase in excise and other taxes on cigarettes and a constant expansion of tobacco regulations in a number of countries have contributed significantly to this worldwide decline in consumption. Consumption of chewing tobacco and moist snuff is concentrated primarily in the United States. Domestic consumption of chewing tobacco products has declined by approximately 5% per year over the past five years. Moist snuff consumption has increased approximately 6% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco.

Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. The United States Senate and House of Representatives each have pending legislation that would provide greater regulatory oversight for the manufacture of tobacco products including proposals that could grant government agencies the ability to regulate tobacco product additives. Such legislation, if enacted, could potentially limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States Together with changing public attitudes toward tobacco products, a constant expansion of tobacco regulations worldwide has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry. Restrictive foreign tobacco legislation has been on the rise in recent years as well, including restrictions on where tobacco may be sold and used, warning labels and other graphic packaging images, product constituent limitations and a general increase in taxes.

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

The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased or proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the Federal State Children’s Health Insurance Program (SCHIP) was enacted. The additional taxes imposed by SCHIP may lead to an accelerated decline in tobacco products sold in the United States. This bill is being funded by raising the federal tax on cigarettes to $1.00 per pack from the current $0.39 per pack tax and by significantly increasing federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also pending in both the United States and in foreign countries. A significant reduction in consumption of cigarettes and other tobacco products could have a material adverse effect on Mafco Worldwide.

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

Revenue Recognition — The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Harland Financial Solutions and Scantron segments. Revenue is recognized in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition, with Respect to Certain Transactions,” and clarified by Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The application of these pronouncements requires judgment, including, amongst other things, whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers receive certain elements of the Company’s products and services over time.

Changes to the elements in a software arrangement or in the Company’s ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue reflected in the financial statements.

For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements include multiple products and services or “elements.” None of these elements are deemed to be essential to the functionality of the other elements. SOP 97-2, as amended by SOP 98-9, generally requires revenue earned on software arrangements involving multiple elements to be allocated proportionally to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis, the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for items that it believes could be challenged by these taxing authorities. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Long-Lived Assets — The Company assesses the impairment of property, plant and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of these assets or the strategy for the Company’s overall business; and

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it measures the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Significant assumptions requiring judgment are required to determine future cash flows, including but not limited to the estimated remaining useful life of the asset, future revenue streams and future expenditures to maintain the existing service potential of the asset. The Company re-evaluates the useful life of these assets at least annually to determine if events and circumstances continue to support their recorded useful lives. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets.

Goodwill and Acquired Intangible Assets — Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired, such as a significant adverse change in the business climate.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. The Company has six reporting units, which are determined in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Certain of the Company’s reporting units are the same as its reportable segments and certain reporting units are one level below the reportable segment, which is at the operating segment level.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company’s weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary, for each reporting unit. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally. The results of the Company’s tests indicated no impairment as the estimated fair values were greater than the carrying values.

The Company assesses the results of the reporting unit valuations in relation to the value indicated by the Company’s market capitalization to ensure that the results are reasonable relative to market pricing. During the latter part of the fourth quarter of 2008 and continuing into 2009, the Company’s market capitalization was below book value. The Company considered the market capitalization decline and determined it did not impact the overall goodwill impairment analysis as management believes the decline to be primarily attributed to the negative market conditions as a result of the credit crisis and the economic recession, rather than a significant decline in the fair value of the Company or any of its reporting units.

If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company measures impairment of its indefinite lived tradenames and trademarks based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames and trademarks are licensed in the marketplace. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The Company measures impairment of Mafco Worldwide’s indefinite lived product formulations based on the excess earnings method of the income approach. Under this methodology, the estimated fair value of the product formulations is determined by the sum of the present values of the projected annual earnings attributable to the product formulations. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed above in “Long-Lived Assets.”

Contingencies and Indemnification Agreements — The Company records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are “contingencies,” and the accounting for such events follows SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and consults with outside experts, as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. See Item 3. Legal Proceedings; and Note 17 — Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Pensions and Other Postretirement Benefits — The Company sponsors defined benefit pension plans, which cover certain current and former Company employees who meet eligibility requirements. Also, as a result of the Harland Acquisition, the Company sponsors unfunded defined benefit postretirement plans that cover certain salaried and nonsalaried former Harland employees. One postretirement benefit plan provides health care benefits and the other provides life insurance benefits. The Company consults with outside actuaries who use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on pension plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected health care cost trend rate to estimate these factors.

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

Investments — The Company has investments classified as available-for-sale securities, consisting of auction rate debt securities (“ARS”) backed by student loans, United States corporate securities and other equity interests which are stated at fair value in accordance with SFAS No. 157, “Fair Value Measurements,” with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in other income (expense), net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method.

The fair value of the ARS is estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. There is inherent subjectivity involved in estimating future cash flows and changes in estimates could have a material impact in the carrying amount of ARS in future periods.

If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary, or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the issuer or business and the Company’s intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established.

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

Consolidated Operating Results

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along four reportable segments together with a corporate group for certain support services. The reorganization aligns the Company’s operations on the basis of products, services and industry. The Licorice Products segment includes Mafco Worldwide operations. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition:

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The operating results for the years ended December 31, 2008 and 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Data Management, Harland, Peldec and Wei Feng businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2008	2007

Consolidated Net Revenues:
Harland Clarke Segment	$1,290.4	$1,104.5
Harland Financial Solutions Segment	293.7	183.0
Scantron Segment	211.3	83.6
Licorice Products Segment	111.6	102.9
Eliminations	(0.8)	(1.2)

Total	$1,906.2	$1,472.8

Net revenues increased by $433.4 million to $1,906.2 million in 2008 from $1,472.8 million in 2007, primarily as a result of the Harland Acquisition, which accounted for an increase of $345.1 million, and the Data Management Acquisition, which accounted for an increase of $88.5 million.

Net revenues for the Harland Clarke segment increased by $185.9 million to $1,290.4 million in 2008 from $1,104.5 million in 2007, due to the Harland Acquisition, which accounted for an increase of $210.9 million. The remaining $25.0 million decrease is primarily due to declines in marketing services products, which were negatively affected by the economic downturn, and volume declines in check and related products. Net revenues in 2007 also included charges of $0.6 million for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues for the Harland Financial Solutions segment increased by $110.7 million to $293.7 million in 2008 from $183.0 million in 2007, primarily as a result of the Harland Acquisition, which accounted for $94.8 million of the increase. The remaining $15.9 million of the increase was due in part to $6.5 million of organic growth in the risk management and enterprise solutions product lines. The balance of the increase was substantially due to a decrease in charges for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition. Net revenues in 2008 and 2007 included charges of $1.4 million and $9.6 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues for the Scantron segment increased by $127.7 million to $211.3 million in 2008 from $83.6 million in 2007, due to the Data Management Acquisition, which accounted for an increase of $88.5 million, and the Harland Acquisition, which accounted for an increase of $40.0 million. Net revenues in 2008 and 2007 also included charges of $1.2 million and $2.0 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Data Management and Harland Acquisitions.

The fair value adjustments are one-time reductions in revenues attributable to the purchase accounting for the Harland Acquisition and the Data Management Acquisition. The Company has recognized substantially all of the reduction in net revenues resulting from the deferred revenue fair value adjustments for the Harland Acquisition and expects to recognize substantially all of the reductions in net revenues resulting from the Data Management deferred revenue fair value adjustments during the twelve-month period following the Data Management Acquisition.

Net revenues for the Licorice Products segment increased by $8.7 million, or 8.5%, to $111.6 million in 2008 from $102.9 million in 2007. Magnasweet and licorice derivatives sales increased $7.0 million due to increased shipment volumes and the consolidation of Wei Feng third-party sales beginning on July 2, 2007. Sales of licorice extract to the worldwide tobacco industry increased by $3.9 million primarily as the result of price increases to tobacco customers during 2008 to cover raw material cost increases for the same period. Sales of licorice extract to non-tobacco customers increased $0.2 million as the result of a decline in shipment volumes to certain confectionary and other customers which was more than offset by the favorable impact of the United States dollar translation of Mafco Worldwide’s Euro denominated sales due to the weaker dollar in 2008 versus 2007. Sales of raw materials from Mafco Worldwide to Wei Feng of $2.4 million in 2007 were eliminated in the consolidation of the Company’s accounts since July 2, 2007 as the result of the purchase of the remaining 50% of the outstanding shares of Wei Feng on this date.

Cost of Revenues:

	Year Ended December 31,
	2008	2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$823.0	$711.8
Harland Financial Solutions Segment	124.1	75.7
Scantron Segment	121.1	47.5
Licorice Products Segment	61.4	55.5
Eliminations	(0.8)	(1.2)

Total	$1,128.8	$889.3

Cost of revenues increased by $239.5 million to $1,128.8 million in 2008 from $889.3 million in 2007 primarily as a result of the Harland Acquisition, which accounted for an increase of $207.2 million, and the Data Management Acquisition, which accounted for an increase of $57.2 million.

Cost of revenues for the Harland Clarke segment increased by $111.2 million to $823.0 million in 2008 from $711.8 million in 2007 due to the Harland Acquisition, which accounted for an increase of $146.6 million. Cost reductions and lower expenses due to volume declines were partially offset by increases in delivery, labor and materials costs. Cost of revenues in 2007 also included charges of $1.4 million for non-cash fair value purchase accounting adjustments to inventory related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.8% in 2008 as compared to 64.4% in 2007.

Cost of revenues for the Harland Financial Solutions segment increased by $48.4 million to $124.1 million in 2008 from $75.7 million in 2007, primarily as a result of the Harland Acquisition, which accounted for $39.7 million of the increase. The remaining $8.7 million of the increase primarily resulted from higher revenues and an increase of $2.9 million in the amortization of intangible assets related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.3% in 2008 as compared to 41.4% in 2007.

Cost of revenues for the Scantron segment increased by $73.6 million to $121.1 million in 2008 from $47.5 million in 2007 due to the Data Management Acquisition, which accounted for an increase of $57.2 million and the Harland Acquisition, which accounted for an increase of $20.7 million. These increases were partially offset by cost reductions. Cost of revenues in 2008 and 2007 also included charges of $0.4 million and $3.0 million, respectively, for non-cash fair value purchase accounting adjustments to inventory related to the Data Management and Harland acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 57.3% in 2008 as compared to 56.8% in 2007.

Cost of revenues for the Licorice Products segment was $61.4 million in 2008 and $55.5 million in 2007, an increase of $5.9 million, or 10.6%. This increase was due to the increase in sales volume, the consolidation of Wei Feng’s results beginning on July 2, 2007, as well as increased costs for raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 55.0% in 2008 as compared to 53.9% in 2007.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2008	2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$241.0	$206.0
Harland Financial Solutions Segment	131.6	90.5
Scantron Segment	59.4	23.7
Licorice Products Segment	10.8	11.9
Corporate	26.0	28.5

Total	$468.8	$360.6

Selling, general and administrative expenses increased by $108.2 million to $468.8 million in 2008 from $360.6 million in 2007, due to the Harland Acquisition, which accounted for an increase of $91.7 million and the Data Management Acquisition, which accounted for an increase of $20.1 million.

Selling, general and administrative expenses for the Harland Clarke segment increased by $35.0 million to $241.0 million in 2008 from $206.0 million in 2007, primarily due to the Harland Acquisition, which accounted for $26.3 million of the increase. The remaining $8.7 million of the increase was primarily due to an increase in integration expenses related to the Harland Acquisition and a change in vacation policy, partially offset by labor cost reductions. Selling, general and administrative expenses in 2008 and 2007 also included $0.5 million and $3.1 million, respectively, for non-cash impairment charges from the write-down of Alcott Routon intangible assets. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.7% in 2008 and 2007.

Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $41.1 million to $131.6 million in 2008 from $90.5 million in 2007 due to the Harland Acquisition, which accounted for an increase of $46.9 million. The increase was partially offset by labor cost reductions. Selling, general and administrative expenses in 2008 and 2007 also included $8.1 million and $3.3 million, respectively, for compensation expense related to an incentive agreement for the Peldec assets purchase. The Peldec assets purchase was completed on August 15, 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 44.8% in 2008 as compared to 49.5% in 2007.

Selling, general and administrative expenses for the Scantron segment increased by $35.7 million to $59.4 million in 2008 from $23.7 million in 2007, primarily due to the Data Management Acquisition, which accounted for $20.1 million of the increase and the Harland Acquisition, which accounted for $12.4 million of the increase. The remaining $3.2 million of the increase was primarily due to integration expenses incurred in connection with the Data Management Acquisition, partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 28.1% in 2008 as compared to 28.3% in 2007.

Selling, general and administrative expenses for the Licorice Products segment were $10.8 million in 2008 and $11.9 million in 2007. The decrease of $1.1 million was primarily due to foreign currency translation gains, which reduced selling, general and administrative expenses during 2008, as a result of the weaker United States dollar versus the Chinese Yuan during 2008 versus 2007.

Corporate selling, general and administrative expenses were $26.0 million in 2008 and $28.5 million in 2007, a decrease of $2.5 million. This decrease was primarily due to $2.4 million of non-recurring retention bonus expenses in 2007 related to the Harland Acquisition.

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

The Company recorded restructuring costs, net of adjustments, of $9.3 million for the Harland Clarke segment, $3.9 million for the Harland Financial Solutions segment and $2.4 million for the Scantron segment for the year ended December 31, 2008 related to these plans. The Company also recorded $0.6. million, $1.5 million and $2.5 million of restructuring costs in the purchase accounting for the Harland Acquisition, the Transaction Holdings Acquisition and the Data Management Acquisition, respectively, for the year ended December 31, 2008 (see Notes 3 and 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded $5.6 million of restructuring costs for the Harland Clarke segment in the year ended December 31, 2007 related primarily to these plans.

Interest Income

Interest income was $4.2 million in 2008 as compared to $9.4 million in 2007. The decrease in interest income was primarily due to lower cash balances available for investments in cash equivalents and marketable securities in 2008 as compared to 2007. The lower cash balances available for investments in cash equivalents and marketable securities were primarily due to cash used for the Data Management Acquisition and the repurchase of common stock.

Interest Expense

Interest expense was $190.9 million in 2008 as compared to $172.7 million in 2007. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding at Harland Clarke Holdings and its subsidiaries subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in 2007 relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of the following related to the repayment of Harland Clarke Holdings debt: $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Harland Clarke Holdings prior credit facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the prior credit facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the prior credit facilities (see Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other Income (Expense), Net

Other income, net was $2.7 million in 2008 as compared to $0.1 million in 2007. The income in 2008 was primarily attributable to an insurance settlement and the receipt of payments pursuant to indemnification agreements. The income in 2007 primarily related to non-recurring miscellaneous income.

Provision for Income Taxes

The Company recorded a tax provision of $42.0 million in 2008 and a tax provision of $3.7 million in 2007. The tax provision differs from the statutory tax rate for 2008 primarily due to state tax liabilities in separate state taxing jurisdictions, a release of a reserve for uncertain tax positions due to the expiration of the statute of limitations, and extraterritorial benefits recorded during the year. The tax provision differs from the statutory tax rate for 2007 due to state and local taxes and the effects of changes in state tax rates on deferred tax balances.

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

Net Revenues:

	Year Ended December 31,
	2007	2006

Consolidated Net Revenues:
Harland Clarke Segment	$1,104.5	$623.9
Harland Financial Solutions Segment	183.0	—
Scantron Segment	83.6	—
Licorice Products Segment	102.9	98.1
Eliminations	(1.2)	—

Total	$1,472.8	$722.0

Net revenues increased by $750.8 million in 2007 as compared to 2006, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $699.2 million of the increase.

Net revenues for the Harland Clarke segment increased by $480.6 million to $1,104.5 million in 2007 from $623.9 million in 2006, primarily as a result of the Harland Acquisition which accounted for $433.8 million of the increase. The remaining $46.8 million of the increase was primarily due to higher revenues per unit and an increase in revenues from a large client, partially offset by a decline in units.

Net revenues for 2007 for the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.6 million, $9.6 million and $2.0 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Net revenues for the Licorice Products segment increased by $4.8 million, or 4.9%, to $102.9 million in 2007 from $98.1 million in 2006. Magnasweet and licorice derivatives sales increased $3.0 million due to increased shipment volumes and the consolidation of Wei Feng’s third party sales since July 2, 2007. Sales to the worldwide tobacco industry decreased by $0.7 million as the result of a decline in sales of non-licorice products offset by an increase in licorice extract sales. Sales of licorice extracts to non-tobacco customers and other sales increased $2.7 million as a result of increased sales to customers in Asia, the favorable impact of the United States dollar translation of Mafco Worldwide’s Euro denominated sales due to the weaker dollar in 2007 versus 2006 and an increase in shipment volumes to confectionary customers. Sales of raw materials to Wei Feng prior to it becoming a wholly owned indirect subsidiary of the Company on July 2, 2007 were $2.3 million in 2007 and $2.5 million in 2006. Sales from Mafco Worldwide to Wei Feng since July 2, 2007 have been eliminated in consolidation.

Cost of Revenues:

	Year Ended December 31,
	2007	2006

Consolidated Cost of Revenues:
Harland Clarke Segment	$711.8	$388.4
Harland Financial Solutions Segment	75.7	—
Scantron Segment	47.5	—
Licorice Products Segment	55.5	50.8
Eliminations	(1.2)	—

Total	$889.3	$439.2

Cost of revenues increased by $450.1 million in 2007 as compared to 2006, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $424.8 million of the increase.

Cost of revenues for the Harland Clarke segment increased by $323.4 million to $711.8 million in 2007 from $388.4 million in 2006, primarily as a result of the Harland Acquisition which accounted for $302.7 million of the increase. The remaining $20.7 million of the increase was primarily due to increased delivery expenses. Cost of revenues in 2007 includes $49.2 million of amortization expense for intangible assets compared to $27.0 million the prior year. The increase in amortization expense resulted from the addition of amortizable intangible assets recorded in connection with the Harland Acquisition. Cost of revenues in 2007 includes $1.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 41.4% and 56.8%, respectively, in 2007. Included in cost of revenues for Harland Financial Solutions and Scantron is amortization expense for intangible assets of $11.5 million and $5.6 million, respectively, recorded in connection with the Harland Acquisition. Cost of revenues in 2007 for the Scantron segment includes $3.0 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Cost of revenues for the Licorice Products segment was $55.5 million in 2007 and $50.8 million in 2006, an increase of $4.7 million, or 9.3%. The increase in cost of revenues for the Licorice Products segment was due to the increase in sales and the consolidation of Wei Feng’s results since July 2, 2007, as well as increased manufacturing costs, especially raw materials. Cost of revenues as a percentage of revenues for the Licorice Products segment was 53.9% in 2007 as compared to 51.8% in 2006.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2007	2006

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$206.0	$145.2
Harland Financial Solutions Segment	90.5	—
Scantron Segment	23.7	—
Licorice Products Segment	11.9	11.6
Corporate	28.5	5.2

Total	$360.6	$162.0

Selling, general and administrative expenses increased by $198.6 million in 2007 as compared to 2006, primarily as a result of the Harland Acquisition, which occurred on May 1, 2007 and accounted for $178.3 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $60.8 million to $206.0 million in 2007 from $145.2 million in 2006, primarily as a result of the Harland Acquisition, which accounted for $47.9 million of the increase. The remaining $12.9 million of the increase was primarily due to $8.3 million of incremental incentive compensation expense resulting from improved performance of the business and $3.1 million of impairment adjustments to intangible assets (see Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 18.7% in 2007 as compared to 23.3% in 2006.

Selling, general and administrative expenses were $90.5 million and $23.7 million for 2007 for the Harland Financial Solutions and Scantron segments, respectively, and relate to operations acquired in the Harland Acquisition.

Selling, general and administrative expenses for the Licorice Products segment were $11.9 million in 2007 and $11.6 million in 2006. The increase of $0.3 million was primarily due to higher professional fees.

Corporate selling, general and administrative expenses were $28.5 million in 2007 and $5.2 million in 2006, representing an increase of $23.3 million. This increase primarily relates to additional corporate infrastructure costs and management services fees resulting from the increased size of the business subsequent to the Harland Acquisition, increased directors fees, amortization of restricted stock issued on May 30, 2007 and $2.4 million of non-recurring retention bonus expenses.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $5.6 million of restructuring costs, net of adjustments, for the Harland Clarke segment in 2007 related primarily to this initiative, as well as a restructuring plan implemented prior to the Harland Acquisition, which combined resulted in the closure of two printing plants and a contact center, as well as costs to redefine sales territories and consolidate sales divisions. The Company also recorded $21.9 million of restructuring costs in the purchase accounting for the Harland Acquisition (see Notes 3 and 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded $3.3 million of restructuring costs for the Harland Clarke segment in 2006 related to changes in the senior leadership structure and other costs related to reductions in workforce.

Interest Income

Interest income was $9.4 million in 2007 as compared to $2.7 million in 2006. The increase in interest income was mainly due to higher cash balances available for investments in cash equivalents and marketable securities in 2007 as compared to 2006, as well as higher interest rates in 2007 as compared to 2006. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $172.7 million in 2007 as compared to $68.0 million in 2006. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding at Harland Clarke Holdings and its subsidiaries subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in 2007 relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of the following related to the repayment of Harland Clarke Holdings debt: $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Harland Clarke Holdings prior credit facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the prior credit facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the prior credit facilities (see Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other Income (Expense), Net

Other income (expense), net was $0.1 million of income in 2007 as compared to a nominal amount in 2006. These amounts primarily relate to non-recurring miscellaneous expenses and income.

Provision for Income Taxes

The Company recorded a tax provision of $3.7 million in 2007 and a tax provision of $16.0 million in 2006. The tax provision differs from the statutory tax rate for 2007 primarily due to state tax liabilities in separate state taxing jurisdictions and foreign losses for which no benefit was received. The tax provision differs from the statutory tax rate for 2006 due to state and local taxes and the effects of changes in state tax rates on deferred tax balances.

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

Registration Rights Agreement

A subsidiary of Holdings (“MCG”) and the Company are parties to a registration rights agreement (as amended, the “Company/MCG Registration Rights Agreement”) providing MCG with the right to require the Company to use its best efforts to register under the Securities Act, and the securities or blue sky laws of any jurisdiction designated by MCG, all or a portion of the issued and outstanding shares of M & F Worldwide common stock owned by MCG or its affiliates (the “Registrable Shares”). Such demand rights are subject to the conditions that the Company is not required to (1) effect a demand registration more than once in any 12-month period, (2) effect more than one demand registration with respect to the Registrable Shares, or (3) file a registration statement during periods (not to exceed three months) (a) when the Company is contemplating a public offering, (b) when the Company is in possession of certain material non-public information, or (c) when audited financial statements are not available and their inclusion in a registration statement is required. In addition, and subject to certain conditions described in the Company/MCG Registration Rights Agreement, if at any time the Company proposes to register under the Securities Act an offering of common stock or any other class of equity securities, then MCG will have the right to require the Company to use its best efforts to effect the registration under the Securities Act and the securities or blue sky laws of any jurisdiction designated by MCG of all or a portion of the Registrable Shares as designated by MCG. The Company is responsible for all expenses relating to the performance of, or compliance with, the Company/MCG Registration Rights Agreement except that MCG is responsible for underwriters’ discounts and selling commissions with respect to any Registrable Shares sold.

Affiliate Transactions

MacAndrews & Forbes LLC (formerly MacAndrews & Forbes Inc.), a wholly owned subsidiary of Holdings, provides the services of the Company’s Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services pursuant to the terms of a management services agreement (the “Management Services Agreement”). Under the terms of the Management Services Agreement, the Company pays MacAndrews & Forbes LLC an annual fee for these services. The annual rate is $10.0 million effective May 1, 2007. Prior to May 1, 2007, the fee was set at an annual rate of $5.0 million. The Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes LLC and its affiliates and personnel.

The Management Services Agreement provides for termination of the agreement on December 31, 2008, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company. Neither party provided notice in 2008; therefore MacAndrews & Forbes LLC will continue to provide these services in 2009 under the terms of the existing agreement.

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company as defined in the Indenture (as defined in Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock at its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.9 million and $2.1 million related to the Restricted Stock in 2008 and 2007, respectively.

As discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company paid $2.0 million to Holdings in February 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The Company also paid $10.0 million to Holdings in June 2007 for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition.

The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $1.3 million through June 2011 with interest rates ranging from 6.4% to 7.5%.

At December 31, 2008, the Company recorded prepaid expenses and other assets of $1.7 million and $1.7 million and other current liabilities and other liabilities of $0.7 million and $0.6 million, respectively, relating to the directors and officers insurance programs and financing arrangements. At December 31, 2007, the Company recorded prepaid expenses and other assets of $1.5 million and $1.0 million, respectively, relating to the directors and officers insurance program. The Company paid $0.6 million and $0.4 million to Holdings in 2008 and 2007, respectively, under the insurance programs, including amounts due under the financing arrangements. No payments to Holdings were made in 2006 under the insurance program.

Stockholders Agreement

On January 20, 2009, the Company and Holdings entered into a Stockholders Agreement (the “Agreement”). Pursuant to the Agreement, Holdings agreed to provide advance notice and make certain representations and warranties to the Company in the event of certain future acquisitions of common stock of the Company. In addition, Holdings agreed that, so long as the Company has public equity securities outstanding, Holdings would use its best efforts to assure that the Company will continue to maintain a Board of Directors comprised of a majority of independent directors (under applicable stock exchange rules) and nominating and compensation committees comprised solely of independent directors.

Notes Receivable

In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 million and a term loan of $0.5 million, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate of Wells Fargo N. A. Prime plus 2.5%, payable quarterly. The note, which has a principal amount of $7.0 million, matures in September 2012, and bears interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. As part of this transaction, Harland Clarke

Holdings also received 250,000 shares of Delphax common stock from the previous holder of the Delphax note.

The outstanding balances on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. During 2008, Harland Clarke Holdings received $15.3 million in payments and released $13.5 million in draws on the revolver, bringing the principal balance of the debt to $12.5 million at December 31, 2008. Interest income of $0.4 million was recorded in 2008.

Joint Venture Transactions

On July 2, 2007, Mafco Worldwide purchased the remaining 50% of the outstanding shares of Wei Feng. As a result of this transaction, Wei Feng became a wholly owned, indirect subsidiary of Mafco Worldwide and the Company has consolidated the accounts of Wei Feng beginning July 2, 2007. Prior to this transaction, the joint venture purchased licorice materials from Mafco Worldwide as well as other third party suppliers. Net revenues in the accompanying consolidated statements of operations include sales to the joint venture of $2.4 million and $2.5 million during 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities for the year ended December 31, 2008 was $199.1 million as compared to $229.6 million during the year ended December 31, 2007. The decrease in net cash provided by operating activities of $30.5 million was due to changes in working capital, primarily inventories, accounts receivable, accounts payable and accrued expenses, partially offset by an increase in cash flow from operations, primarily Harland Clarke Holdings.

The Company’s net cash used in investing activities was $290.5 million for year ended December 31, 2008 as compared to $1,487.6 million for the year ended December 31, 2007. The decrease in cash used in investing activities was primarily due to the Harland Acquisition in 2007, partially offset by the Data Management Acquisition and the Transaction Holdings Acquisition in 2008, increased capital expenditures in 2008 related to ongoing requirements for the acquired Harland operations and integration projects related thereto and the investment in the Delphax notes receivable in 2008.

The Company’s net cash used in financing activities was $71.0 million for the year ended December 31, 2008 as compared to $1,459.5 million provided by financing activities during the year ended December 31, 2007. The financing activities in 2008 included cash used to repurchase common stock and net repayments under the Company’s credit agreements partially offset by the issuance of short-term debt and tax benefits from stock options exercised. The financing activities in 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American credit agreements, and pay related fees and expenses.

M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $16.9 million in cash and cash equivalents and $33.6 million in marketable securities, consisting of ARS, as of December 31, 2008. M & F Worldwide is considering various alternatives for the application of its cash and cash equivalents. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and marketable securities on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions. During the year ended December 31, 2008, M & F Worldwide received cash dividend payments in the amount of $65.0 million and $1.5 million from Harland Clarke

Holdings and Mafco Worldwide, respectively. Funds from these 2008 dividends were used in the stock repurchase program described below.

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

During 2008, the Company completed the stock repurchase program by repurchasing 2.0 million shares of its outstanding common stock, at an average price per share of $45.89 and aggregate cost of $91.8 million. These shares are reflected in treasury stock on the consolidated balance sheets.

Investments

The Company’s investments include $33.6 million of ARS as of December 31, 2008. During the year ended December 31, 2008, the Company received proceeds of $2.4 million for par value partial calls on its ARS. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).

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

The fair value of these securities as of December 31, 2008 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $2.6 million, net of taxes, in accumulated other comprehensive loss during the year ended December 31, 2008. Because there is no assurance that auctions for these securities will be successful in the near term, as of December 31, 2008 the ARS are classified as long-term investments.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2008, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 year	years	years	5 years
	(in millions)

Secured loan agreement(1)	$26.6	$26.6	$—	$—	$—
Revolving credit facilities(2)(8)	—	—	—	—	—
Senior secured term loans(3)(8)	1,838.7	24.9	94.8	36.0	1,683.0
Senior notes(4)(8)	615.0	—	—	—	615.0
Interest on long-term debt(5)(8)	934.7	172.9	324.7	314.9	122.2
Capital lease obligations and other indebtedness	2.6	1.8	0.7	0.1	—
Operating lease obligations	92.9	27.5	37.1	17.3	11.0
Raw material purchase obligations	25.3	25.3	—	—	—
Other long-term liabilities	42.1	14.2	13.3	1.7	12.9
Client incentive payments(6)	97.0	43.8	35.8	13.1	4.3
Other purchase obligations(7)	72.1	33.1	20.6	12.6	5.8
Directors & Officers insurance financing	1.3	0.7	0.6	—	—
Postretirement benefit payments	11.1	1.1	2.1	2.2	5.7

Total	$3,759.4	$371.9	$529.7	$397.9	$2,459.9

(1)	Secured loan agreement consists of M & F Worldwide’s loan with a financial institution that matures on June 12, 2009 and related interest. See Note 13 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Revolving credit facilities consist of Harland Clarke Holdings’ and Mafco Worldwide’s revolving credit facilities. Harland Clarke Holdings’ $100.0 million revolving credit facility will mature on June 28, 2013. Mafco Worldwide’s $15.0 million revolving credit facility will mature on December 8, 2010. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Harland Clarke Holdings’ $1,800.0 million senior secured term loan will mature on June 30, 2014, and Harland Clarke Holdings is required to make scheduled payments of principal in the amount of $18.0 million per year in equal quarterly installments. Mafco Worldwide’s $110.0 million term loan will mature on December 8, 2011, and Mafco Worldwide is required to make scheduled payments of principal in the amount of up to $1.1 million per year in equal quarterly installments. Principal payments due in less than 1 year of $24.9 million include $6.9 million for Mafco Worldwide’s 2008 excess cash flow payment of $6.4 million as well as a mandatory repayment of $0.5 million. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	The senior notes will mature in 2015 and include $310.0 million of Harland Clarke Holdings’ fixed rate notes and $305.0 million of Harland Clarke Holdings’ floating rate notes. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. During the first quarter of 2009 through the date of this Annual Report on Form 10-K, Harland Clarke Holdings extinguished $60.5 million principal amount of this debt by purchasing the senior notes in individually negotiated transactions. The amount due in the table above as of December 31, 2008 does not reflect this extinguishment of debt.

(5)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2008 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowing under the Harland Clarke Holdings and Mafco Worldwide revolving credit facilities remain at zero, as it was on December 31, 2008, and all mandatory payments are made.

(6)	Represents unpaid amounts under existing client contracts.

(7)	Purchase obligations include amounts due under contracts with third party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.

(8)	The credit facilities and senior notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See Note 14 to the accompanying consolidated financial statements. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.

At December 31, 2008, the Company had unrecognized tax benefits of $18.7 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table.

Mafco Worldwide expects to contribute approximately $0.4 million to its defined benefit pension plans in 2009 and Harland Clarke Holdings expects to contribute $1.1 million to its defined benefit postretirement plans in 2009.

M & F Worldwide Secured Loan Agreement

On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provides for a loan in the amount of $27.2 million that was fully drawn at closing. The loan is secured by M & F Worldwide’s investments in auction-rate securities, matures on June 12, 2009 and bears interest at the federal funds rate plus a margin of 1.0%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 million without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During the year ended December 31, 2008, M & F Worldwide made $0.9 million of such mandatory payments on the loan. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events. The Company anticipates M & F Worldwide’s cash and cash equivalents on hand, along with dividends from its subsidiaries, will be sufficient to meet M & F Worldwide’s debt service requirements.

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

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.2 million. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Mafco Worldwide credit agreement). No excess cash flow payment was required in 2008 due to repayments of $23.3 million made during 2007, which included mandatory repayments of $1.1 million. An excess cash flow payment of $6.4 million is required to be paid in 2009 as well as a mandatory repayment of $0.5 million. At December 31, 2008, there was $65.7 million principal amount outstanding under the term loan. At December 31, 2008, there were no borrowings under the Mafco Worldwide $15.0 million revolving credit facility and there was $14.7 million available for borrowing after giving effect to the issuance of $0.3 million of letters of credit.

In connection with the purchase of the remaining 50% of a joint venture (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), Mafco Worldwide entered into the first amendment to the Mafco Worldwide credit facilities on June 27, 2007.

During February 2006, Mafco Worldwide entered into an interest rate derivative transaction, which expired on March 19, 2008, in the form of a two-year non-cancelable interest rate zero-cost collar with a notional amount of $50.0 million that capped the underlying variable rate at 5.25% and set a floor at 4.79%. This derivative was accounted for as a cash flow hedge. The purpose of this hedge transaction was to limit the Company’s risk on a portion of Mafco Worldwide’s variable rate senior secured credit facility.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.8 million at December 31, 2008) for working capital purposes. The French subsidiary had no borrowings at December 31, 2008.

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

The term loan facility has an aggregate principal amount of $1,800.0 million which was drawn in full on May 1, 2007. The term loan facility is required to be repaid in quarterly installments of $4.5 million until maturity. The term loan facility requires that a portion of Harland Clarke Holdings’ excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. No such excess cash flow payment is expected to be paid in 2009. The balance of the term loan facility is due in full in 2014.

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

The credit facilities have a commitment fee for the unused portion of the revolver and for issued letters of credit of 0.50% and 2.63%, respectively. Interest rate margins and commitment fees under the revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratio.

The credit facilities contain representations and warranties customary for a senior secured credit facility. They also contain affirmative and negative covenants customary for a senior secured credit facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The credit facilities also require Harland Clarke Holdings to maintain a certain maximum consolidated leverage ratio for the benefit of the lenders under the revolver only.

As of December 31, 2008, $1,773.0 million principal amount was outstanding under the term loan facility. As of December 31, 2008, no amounts were drawn under Harland Clarke Holdings’ $100.0 million revolving credit facility, and Harland Clarke Holdings had $87.6 million available for borrowing (giving effect to the issuance of $12.4 million of letters of credit).

During 2006 and 2007, Harland Clarke Holdings entered into interest derivative transactions in the form of two- and three-year interest rate swaps with notional amounts totaling $910.0 million, which swap the underlying variable rate for fixed rates ranging from 4.977% to 5.362%. Those derivatives are being accounted for as cash flow hedges. The purpose of the transactions is to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable rate term loan and comply with the terms of the credit facilities.

Harland Clarke Holdings Senior Notes

Concurrent with the completion of the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the senior secured credit facilities. The Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings’ ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of Harland Clarke Holdings’ subsidiaries, all of which are wholly owned by Harland Clarke Holdings.

During the first quarter of 2009 through the date of this Annual Report on Form 10-K, Harland Clarke Holdings extinguished $60.5 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $22.8 million.

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

Liquidity Assessment

The Company believes that its cash and cash equivalents, borrowings available under the Harland Clarke Holdings and Mafco Worldwide credit agreements (as further discussed in Note 14 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

Harland Clarke Holdings

In addition to Harland Clarke Holdings’ normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:

•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2008, 2007 and 2006, Harland Clarke Holdings incurred $48.2 million, $25.5 million and $14.7 million of capital expenditures and $0.7 million, $0.4 million and $1.0 million of capitalized interest, respectively. Capital expenditures for the year ended December 31, 2008 include $21.7 million related to integration projects. Capital expenditures for the year ended December 31, 2008 include $2.0 million related to the acquired Data Management operations subsequent to February 22, 2008. Capital expenditures related to Harland operations are not included in periods prior to May 1, 2007, the date of the Harland Acquisition.

•	Contract Acquisition Payments. During the years ended December 31, 2008, 2007 and 2006, Harland Clarke Holdings made $31.1 million, $15.6 million and $15.7 million of contract acquisition payments to its clients, respectively. Payments for the years ended December 31, 2008, 2007, and 2006 include $19.0 million, $2.9 million and $0.0 million, respectively, related to the acquired Harland operations.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Harland Clarke Holdings historical operations, as well as related to the Harland Acquisition and the Data Management Acquisition. During the years ended December 31, 2008, 2007 and 2006, Harland Clarke Holdings made $19.2 million, $15.3 million and $4.0 million of payments for restructuring, respectively. Periods prior to May 1, 2007, the date of the Harland Acquisition, do not include payments related to the acquired Harland operations.

Harland Clarke Holdings anticipates that its future capital expenditures and contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American, Harland and Data Management. Harland Clarke Holdings expects that payments related to restructuring programs will be largely consistent with historical levels of such payments in the next twelve months to support the achievement of planned cost savings, including actions related to the Data Management Acquisition that was consummated in February 2008. Harland Clarke Holdings used cash on hand to fund the $223.3 million net purchase price for Data Management after giving effect to working capital adjustments of $1.6 million, and related fees and expenses.

The Company may also, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During the first quarter of 2009 through the date of this Annual Report on Form 10-K, Harland Clarke Holdings extinguished $60.5 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $22.8 million.

Mafco Worldwide

In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

•	Capital Expenditures. During the years ended December 31, 2008, 2007, and 2006, Mafco Worldwide incurred $1.2 million, $1.4 million, and $0.8 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Cash Flow Risks

Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond each’s respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations and future borrowings may not be available to them under their credit facilities in an amount sufficient to enable them to repay their debt or to fund their other liquidity needs. As of December 31, 2008, Harland Clarke Holdings had $87.6 million of additional availability under its revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit) and Mafco Worldwide had $14.7 million of additional availability under its revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). The Company may also use the revolving credit facilities to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At December 31, 2008, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

In 2008, Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 4% of the Company’s consolidated net revenues (and approximately 66% of Mafco Worldwide’s net revenues). If any of Mafco Worldwide’s significant customers were to stop purchasing licorice from Mafco Worldwide, it would have a material adverse effect on the financial results of Mafco Worldwide, which would also create severe liquidity difficulties for Mafco Worldwide.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2008, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

Federal-Mogul Corporation purchased the Friction Buyer in October 1998. In October 2001, the Friction Buyer filed a petition under Chapter 11 of the United States Bankruptcy Code and stopped performing its obligations to Pneumo Abex. The Friction Guarantor guaranteed performance of the Friction Buyer’s obligations, however, and, since the Friction Buyer’s bankruptcy filing, has been fulfilling the Friction Buyer’s obligations.

As a result of further developments in the Friction Buyer’s bankruptcy case, in October 2008, Pneumo Abex received $2.0 million plus interest earned since December 2007, and the Friction Guarantor received $138.0 million plus interest in full satisfaction of the claims of Pneumo Abex and the Friction Guarantor in the Friction Buyer’s bankruptcy case. Resolution of these claims did not affect the Friction Guarantor’s guaranty in favor of Pneumo Abex.

The former Aerospace business of the Company formerly sold certain of its aerospace products to the United States Government or to private contractors for the United States Government. The Company retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. In the sole remaining matter, the Company contests the Government’s allegations and has been attempting to resolve this matter without litigation.

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.

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

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2008, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries, Mafco Worldwide and its subsidiaries and M & F Worldwide;

•	downturns in general economic and market conditions, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’, Mafco Worldwide’s and M & F Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors and our ability to grow non-check-related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts in additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At December 31, 2008, Harland Clarke Holdings had $1,773.0 million of term loans outstanding under its credit agreement, $12.4 million of letters of credit outstanding under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. At December 31, 2008, Mafco Worldwide had $65.7 million of term loans outstanding under its credit agreement and $0.3 million of letters of credit outstanding under its revolving credit facility. At December 31, 2008, M & F Worldwide had $26.3 million of short-term debt outstanding. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at December 31, 2008 would have resulted in an increase or decrease in its annual interest expense of approximately $4.1 million, excluding the impact of the interest rate derivative transactions discussed below.

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

As of December 31, 2008, the Company’s net foreign currency market exposures were $46.4 million. This is the value of the equity of the investments in the foreign subsidiaries in France, Ireland, Canada, Israel and China. Most of the Company’s export sales and purchases of licorice raw materials are made in United States dollars. Mafco Worldwide’s French subsidiary sells in several foreign currencies as well as the United States dollar and purchases raw materials principally in United States dollars. Mafco Worldwide’s Chinese subsidiaries primarily sell finished products and purchase raw materials in United States dollars. Since the exposures are not material on these transactions, the Company does not generally hedge against foreign currency fluctuations.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $4.8 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $4.2 million decrease in the related assets or liabilities.

The Company’s investments included $33.6 million of auction-rate securities (“ARS”) held by M & F Worldwide as of December 31, 2008. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS investments collateralized by student loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. The Company believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future.

The fair value of these securities as of December 31, 2008 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $2.6 million, net of taxes, in accumulated other comprehensive loss during the year ended December 31, 2008. Because there is no assurance that auctions for these securities will be successful in the near term, as of December 31, 2008 the ARS are classified as long-term investments.

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

The Company’s management, with the participation of M & F Worldwide’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on that evaluation, M & F Worldwide’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

During the fourth quarter of 2008, the Company completed its implementation of a new enterprise resource planning (“ERP”) system for financial reporting for the Scantron segment of Harland Clarke Holdings. As a matter of course in such an implementation, certain procedures surrounding the data input, processing and access of information ultimately used in financial reporting were changed. The Company has taken the necessary steps to monitor and maintain appropriate internal controls and to ensure that the internal controls over financial reporting remain effective after the ERP implementation. Other than the aforementioned implementation of the ERP system, there were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of M & F Worldwide Corp.

We have audited M & F Worldwide Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). M & F Worldwide Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M & F Worldwide Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of M & F Worldwide Corp. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 24, 2009

Item 9B.	Other Information

None.

PART III

The Company will provide the information otherwise set forth in Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2009 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2009.

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

(3)	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and IC Industries, Inc. (predecessor of PepsiAmericas, Inc. (incorporated by reference to Exhibit 2.1 to Pneumo Abex’s Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to Exhibit 10.4 to Abex Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
2.2	Asset Purchase Agreement, dated as of November 21, 1994, by and between Pneumo Abex and Wagner Electric Corporation (incorporated by reference to Exhibit 1 to Abex Inc.’s Current Report on Form 8-K dated November 21, 1994.
2.3	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated October 31, 2005).
2.4	Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 20, 2006).
2.5	Membership Interest Purchase Agreement by and among M & F Worldwide Corp., NCS Pearson Inc. and Pearson Inc., dated as of February 13, 2008 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated April 30, 1996).
3.2	Certificate of Designations, Powers, Preferences and Rights of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide Corp. (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.’s Form 8-K dated April 20, 2001).
3.3	By-laws of M & F Worldwide Corp. as currently in effect (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated December 27, 2007).
4.1	Registration Rights Agreement between Holdings and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Holdings Inc., MCG Holdings Inc. and Holdings in connection with the Company’s capital stock).
4.2	Indenture dated as of May 1, 2007 among Harland Clarke Holdings Corp., the co-issuers and guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.3	Registration Rights Agreement (relating to the initial notes) dated as of May 1, 2007 by and among Harland Clarke Holdings Corp., the Guarantors (listed therein), Credit Suisse Securities (USA) LLC, Bear, Stearns & Co., Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit No.	Description

4.4	Credit Agreement dated as of December 8, 2005 among Flavors Holdings Inc., Mafco Worldwide Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents (incorporated by reference to Exhibit 4.4 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.5	Guarantee and Collateral Agreement made by Flavors Holdings Inc., Mafco Worldwide Corporation, and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.5 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.6	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent, Mortgagee, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.6 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.7	Credit Line Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Grantor, in favor of Kanawha Land Title Services, LLC, as Trustee, for the use and benefit of, JP Morgan Chase Bank, N.A., as Administrative Agent, Beneficiary, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.7 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.8	Notice of Grant of Security Interest in Trademarks, dated as of January 30, 2006, made by Mafco Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.8 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.9	Credit Agreement, dated as of April 4, 2007 among Harland Clarke Holdings Corp., the Subsidiary Borrowers (listed therein), the Lenders (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 4.5 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.10	First Amendment to Credit Agreement, dated as of May 4, 2007, by and among Harland Clarke Holdings Corp., the lender parties (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.6 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.11	Guarantee and Collateral Agreement, dated as of May 1, 2007, by and among Harland Clarke Holdings Corp. and certain subsidiaries in favor of Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.7 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.12	Assumption Agreement, dated as of May 1, 2007 by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc., Centralia Holding Corp. and John H. Harland Company of Puerto Rico in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.8 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.13	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among B2Direct, Inc., Checks in the Mail, Inc. and Clarke American Checks, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.9 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit No.	Description

4.14	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc. and HFS Core Systems, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.10 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.15	Joinder Agreement, dated as of May 1, 2007, by and among B2Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc., New CS, Inc., New SCSFH, Inc., H Acquisition Corp., New SCH, Inc., New SFH, Inc. and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.11 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.16	Joinder Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc. and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.12 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.17	Deed to Secure Debt by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5096 Panola Industrial Blvd, Decatur, Georgia and 2933-2939 Miller Road, Decatur, Georgia) (incorporated by reference to Exhibit 4.14 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.18	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Scantron Corporation in favor of First American Title Insurance Company, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2020 South 156 Circle, Omaha, Nebraska) (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.19	Mortgage by Clarke American Checks, Inc. to Credit Suisse, Cayman Islands Branch (124 Metropolitan Avenue, Salina, New York) (incorporated by reference to Exhibit 4.16 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.20	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Checks In The Mail Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2435 Goodwin Lane, New Braunfels, Texas) (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.21	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Clarke American Checks, Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (5734 Farinon Drive, San Antonio, Texas) (incorporated by reference to Exhibit 4.19 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.22	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Harland Clarke Corp. in favor of First American Title Insurance Agency, LLC, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (4867-4883 West Harold Gatty Road, Salt Lake City, Utah) (incorporated by reference to Exhibit 4.20 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
10.1	Mutual Guaranty Agreement, dated as of December 30, 1994, between Abex Inc. and Cooper Industries Inc. (incorporated by reference to Exhibit 10.29 to Abex Inc.’s Registration Statement on Form S-4, Commission File No. 33-92188).
10.2	Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT’s Current Report on Form 8-K dated June 28, 1995).
10.3	Letter Agreement, dated as of June 26, 1995, between the Company and Mafco Consolidated Group LLC (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 28, 1995).

Exhibit No.	Description

10.4	Letter Agreement, dated as of February 5, 1996, between the Company and Mafco Consolidated Group LLC (incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D dated February 8, 1996 filed by Holdings, Mafco Consolidated Group LLC and Mafco Consolidated Holdings Inc. in connection with the Company’s capital stock).
10.5*	Contract between Mafco Worldwide Corporation and Licorice & Paper Employees Association of Camden, New Jersey effective June 1, 2008.
10.6+	Stephen G. Taub Executive Employment Agreement (incorporated by reference to Exhibit 10.29 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.7+	First Amendment to the Employment Agreement by and between Mafco Worldwide Corporation and Stephen G. Taub, dated as of October 31, 2006 (incorporated by reference to M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2006).
10.8+	Second Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of August 1, 2001, as amended as of October 31, 2006, between Mafco Worldwide Corporation and Stephen G. Taub (incorporated by reference to Exhibit 10.3 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.9	Second Amended and Restated Management Services Agreement, dated as of June 30, 2007, by and between MacAndrews & Forbes Inc., and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 25, 2007).
10.10	M & F Worldwide Corp. Amended and Restated Outside Directors Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Registration Statement on Form S-8 dated November 21, 2008).
10.11+	M & F Worldwide Corp. 2003 Stock Option Plan (incorporated by reference to M & F Worldwide Corp.’s Definitive Proxy Statement on Schedule 14A dated April 2, 2004).
10.12	Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp., and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.13+	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10.14+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.15+	M & F Worldwide Corp. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10.16+	M & F Worldwide Corp. 2005 Long Term Incentive Plan — Form of Award Agreement for Participating Executives of Clarke American Corp. (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10.17+	M & F Worldwide Corp. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.18+	Amendment No. 1 to the M & F Worldwide Corp. 2008 Long Term Incentive Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.19+	M & F Worldwide Corp. 2008 Long Term Incentive Plan — Award Agreement for Participating Executives (incorporated by reference to Exhibit 10.16 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.20	M & F Worldwide Corp. Stockholders Agreement (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Form 8-K filed on January 22, 2009).

Exhibit No.	Description

10.21	Mafco Worldwide Amended & Restated Benefit Restoration Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
21.1*	List of subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of attorney executed by Messrs. Perelman, Beekman, Bevins, Dawson, Dinh, Folz, Keane, Meister, Schwartz, Slovin, Taub and Webb and Ms. Byorum.
31.1*	Certification of Barry F. Schwartz, Chief Executive Officer, dated February 27, 2009.
31.2*	Certification of Paul G. Savas, Chief Financial Officer, dated February 27, 2009.
32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated February 27, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Paul G. Savas, Chief Financial Officer, dated February 27, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M & F WORLDWIDE CORP.

Dated: February 27, 2009	By: /s/ Barry F. Schwartz Barry F. Schwartz President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 27, 2009	By: /s/ Paul G. Savas Paul G. Savas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: February 27, 2009	By: /s/ Alison M. Horowitz Alison M. Horowitz Vice President, Treasurer and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Perelman * Ronald O. Perelman	Director	February 27, 2009

/s/ Philip E. Beekman * Philip E. Beekman	Director	February 27, 2009

/s/ William C. Bevins * William C. Bevins	Director	February 27, 2009

/s/ Martha L. Byorum * Martha L. Byorum	Director	February 27, 2009

/s/ Charles T. Dawson * Charles T. Dawson	Director	February 27, 2009

/s/ Viet D. Dinh * Viet D. Dinh	Director	February 27, 2009

/s/ Theo W. Folz * Theo W. Folz	Director	February 27, 2009

/s/ John M. Keane * John M. Keane	Director	February 27, 2009

/s/ Paul M. Meister * Paul M. Meister	Director	February 27, 2009

/s/ Barry F. Schwartz * Barry F. Schwartz	Director	February 27, 2009

/s/ Bruce Slovin * Bruce Slovin	Director	February 27, 2009

/s/ Stephen G. Taub * Stephen G. Taub	Director	February 27, 2009

/s/ Carl B. Webb * Carl B. Webb	Director	February 27, 2009

*	The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated: February 27, 2009	By: /s/ Paul G. Savas Paul G. Savas Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2008

The following consolidated financial statements of M & F Worldwide Corp. and Subsidiaries are included in Item 8:

As of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F Worldwide Corp. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” and Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2007 and January 1, 2006, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M & F Worldwide Corp. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 24, 2009

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$102.2	$265.1
Accounts receivable (net of allowances of $2.9 and $2.6)	144.0	113.6
Inventories	127.1	101.1
Investments in auction-rate securities	—	40.0
Income taxes receivable	9.0	11.5
Deferred tax assets	24.7	22.2
Assets held for sale	2.7	—
Prepaid expenses and other current assets	49.7	49.3

Total current assets	459.4	602.8
Property, plant and equipment, net	192.2	203.3
Goodwill	1,509.1	1,391.3
Other intangible assets, net	1,438.3	1,451.0
Pension asset	11.2	17.7
Contract acquisition payments, net	39.8	51.6
Investments in auction-rate securities	33.6	—
Other assets	99.5	94.0

Total assets	$3,783.1	$3,811.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60.1	$70.0
Deferred revenues	103.8	86.3
Short-term debt	26.3	—
Current maturities of long-term debt	26.7	20.1
Accrued liabilities:
Salaries, wages, and employee benefits	72.9	76.3
Income and other taxes payable	13.9	11.3
Customer incentives	25.7	26.0
Acquisition-related payments	—	2.9
Other current liabilities	59.6	37.8

Total current liabilities	389.0	330.7
Long-term debt	2,429.6	2,455.5
Deferred tax liabilities	480.5	516.6
Other liabilities	103.7	103.4
Commitments and contingencies Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at December 31, 2008 and 23,873,170 shares issued at December 31, 2007	0.2	0.2
Additional paid-in capital	73.3	57.8
Treasury stock at cost; 4,541,900 shares at December 31, 2008 and 2,541,900 shares at December 31, 2007	(106.6)	(14.8)
Retained earnings	437.2	369.5
Accumulated other comprehensive (loss) income, net of taxes:
Currency translation adjustment	4.5	8.3
Funded status of benefit plans	(9.0)	(1.6)
Derivative fair-value adjustment	(16.6)	(13.9)
Unrealized losses on investments	(2.7)	—

Total stockholders’ equity	380.3	405.5

Total liabilities and stockholders’ equity	$3,783.1	$3,811.7

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006

Product revenues, net	$1,603.4	$1,302.2	$720.4
Service revenues, net	302.8	170.6	1.6

Total net revenues	1,906.2	1,472.8	722.0
Cost of products sold	972.3	808.6	438.0
Cost of services provided	156.5	80.7	1.2

Total cost of revenues	1,128.8	889.3	439.2

Gross profit	777.4	583.5	282.8
Selling, general and administrative expenses	468.8	360.6	162.0
Restructuring costs	15.6	5.6	3.3

Operating income	293.0	217.3	117.5
Interest income	4.2	9.4	2.7
Interest expense	(190.9)	(172.7)	(68.0)
Loss on early extinguishment of debt	—	(54.6)	—
Other income, net	2.7	0.1	—

Income (loss) before income taxes and extraordinary gain	109.0	(0.5)	52.2
Provision for income taxes	42.0	3.7	16.0

Net income (loss) before extraordinary gain	67.0	(4.2)	36.2
Extraordinary gain	0.7	—	—

Net income (loss)	$67.7	$(4.2)	$36.2

Earnings (loss) per common share before extraordinary gain:
Basic	$3.30	$(0.20)	$1.82

Diluted	$3.30	$(0.20)	$1.78

Extraordinary gain per common share:
Basic	$0.04	$—	$—

Diluted	$0.04	$—	$—

Earnings (loss) per common share:
Basic	$3.34	$(0.20)	$1.82

Diluted	$3.34	$(0.20)	$1.78

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions, except per share data)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance, December 31, 2005	21.8	$0.2	$41.5	2.5	$(14.8)	$337.5	$(3.0)	$361.4
Net income						36.2		36.2
Currency translation adjustment, net of taxes of $0.0							3.8	3.8
Minimum pension liability, net of taxes of $0.1							0.2	0.2
Adjustment to apply SFAS No. 158, net of taxes of $0.1							(0.2)	(0.2)
Derivative fair-value adjustment, net of taxes of $0.0							0.1	0.1

Comprehensive income								40.1

Stock options exercised, including tax benefit of $3.1	1.0		9.0					9.0

Balance, December 31, 2006	22.8	$0.2	$50.5	2.5	$(14.8)	$373.7	$0.9	$410.5
Net loss						(4.2)		(4.2)
Currency translation adjustment, net of taxes of $0.0							6.0	6.0
Change in unrecognized amounts included in pension and postretirement obligation, net of tax benefit of $0.1							(0.1)	(0.1)
Unrealized losses on investments, net of tax benefit of $0.3							(0.5)	(0.5)
Reclassification for investment write-down included in net income, net of tax benefit of $0.3							0.5	0.5
Derivative fair-value adjustment, net of tax benefit of $8.9							(14.0)	(14.0)

Comprehensive loss								(12.3)

Stock options exercised	0.8		5.2					5.2
Issuance of restricted stock and amortization of unearned compensation, net of taxes of $0.0	0.2		2.1					2.1

Balance, December 31, 2007	23.8	$0.2	$57.8	2.5	$(14.8)	$369.5	$(7.2)	$405.5
Net income						67.7		67.7
Currency translation adjustment, net of taxes of $0.0							(3.8)	(3.8)
Change in unrecognized amounts included in pension and postretirement obligation, net of tax benefit of $4.6							(7.4)	(7.4)
Unrealized losses on investments, net of tax benefit of $1.7							(3.2)	(3.2)
Reclassification for investment write-down included in net income, net of tax benefit of $0.3							0.5	0.5
Derivative fair-value adjustment, net of tax benefit of $2.0							(2.7)	(2.7)

Comprehensive income								51.1

Repurchase of common stock				2.0	(91.8)			(91.8)
Tax benefits related to prior year stock option exercises			14.6					14.6
Amortization of unearned compensation and vesting of restricted stock, net of taxes of $0.0	0.1		0.9					0.9

Balance, December 31, 2008	23.9	$0.2	$73.3	4.5	$(106.6)	$437.2	$(23.8)	$380.3

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2008	2007	2006

Operating activities
Net income (loss)	$67.7	$(4.2)	$36.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	68.4	60.3	28.7
Amortization of intangible assets	98.1	68.3	28.8
Amortization of deferred financing fees and original discount	8.2	7.9	4.3
Loss on early extinguishment of debt	—	54.6	—
Restricted stock vesting and amortization	0.9	2.1	—
Deferred income taxes	(27.8)	(4.7)	(6.0)
Tax benefits from stock options exercised	(14.6)	—	—
Asset impairments	3.1	3.1	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(15.1)	1.7	3.8
Inventories	(18.7)	1.5	(6.2)
Prepaid expenses and other assets	(0.6)	(6.3)	5.8
Pension asset	(1.3)	(1.4)	(1.4)
Contract acquisition payments, net	11.8	20.6	6.4
Accounts payable and accrued expenses	(13.3)	(0.3)	3.2
Deferred revenues	11.2	12.1	(0.5)
Income and other taxes	20.5	12.5	(1.1)
Other, net	0.6	1.8	(9.0)

Net cash provided by operating activities	199.1	229.6	93.0
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(2.9)	(1,438.9)	(2.0)
Purchase of Transaction Holdings	(8.2)	—	—
Purchase of Data Management	(223.3)	—	—
Purchase of Peldec assets	—	(14.3)	—
Purchase of Wei Feng, net of cash acquired of $0.8	(0.9)	0.3	—
Investment in auction-rate securities	—	(10.0)	(30.0)
Redemption of auction-rate securities	2.4	—	—
Investment in related party notes receivable	(14.4)	—	—
Net repayments of related party notes receivable	1.8	—	—
Proceeds from sale of property, plant and equipment	5.7	3.3	—
Capital expenditures	(49.4)	(26.9)	(15.5)
Capitalized interest	(0.7)	(0.4)	(1.0)
Other, net	(0.6)	(0.7)	(0.1)

Net cash used in investing activities	(290.5)	(1,487.6)	(48.6)
Financing activities
Proceeds from stock options exercised	—	5.2	9.0
Tax benefits from stock options exercised	14.6	—	—
Repurchase of common stock	(91.8)	—	—
Issuance of notes	—	615.0	—
Redemption of notes	—	(175.0)	—
Borrowings on credit agreements and other borrowings	62.0	1,800.0	3.3
Repayments of credit agreements and other borrowings	(82.0)	(687.9)	(45.9)
Premiums, penalties and consent payments related to extinguishment of debt	—	(41.2)	—
Proceeds from issuance of short-term debt	27.2	—	—
Repayments of short-term debt	(0.9)	—	—
Insurance premium financing payment	(0.1)	—	—
Debt issuance cost	—	(56.6)	—

Net cash (used in) provided by financing activities	(71.0)	1,459.5	(33.6)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.2	0.2

Net (decrease) increase in cash and cash equivalents	(162.9)	201.7	11.0
Cash and cash equivalents at beginning of period	265.1	63.4	52.4

Cash and cash equivalents at end of period	$102.2	$265.1	$63.4

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$175.2	$158.5	$66.2
Income taxes, net of refunds	52.9	(8.5)	18.8

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)

1.	Description of Business and Basis of Presentation

M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”), formerly known as Clarke American Corp. (“Clarke American”), and Mafco Worldwide Corporation (“Mafco Worldwide”). At December 31, 2008, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.

On December 31, 2008, Harland Clarke Corp., a subsidiary of the Company acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 subject to post-closing working capital adjustments (the “Transaction Holdings Acquisition”) (see Note 3). Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

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

The Harland Financial Solutions segment provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, Internet banking solutions, mobile banking, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 66% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice to confectioners, food processors, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

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

Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 14). Harland Clarke Holdings is a holding company, and has no independent assets at December 31, 2008, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are minor.

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

For multiple-element software arrangements, total revenue is allocated to each element based on the fair value method or the residual method when applicable. Under the fair value method, the total revenue is

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence. Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on vendor-specific objective evidence (the price of a bundled element when sold separately), is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed. For multiple-element arrangements that do not include software, total revenue is allocated to contract elements based on the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Elements.”

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Investments

The Company has investments classified as available-for-sale securities, consisting of auction rate debt securities (“ARS”) collateralized by student loans, with unrealized gains and losses on such investments reflected, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on investments are included in other income (expense), net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest earned on ARS is included in interest income in the accompanying consolidated statements of operations ($1.3, $1.8, and $0.2 during 2008, 2007, and 2006, respectively). See Note 15.

If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary, or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the issuer or business and the Company’s intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established.

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

Contract Acquisition Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized contract acquisition payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $2.2, $1.7 and $1.1 in 2008, 2007 and 2006, respectively.

Advertising

Advertising costs, which are recorded predominantly in selling, general and administrative expenses, consist mainly of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

At December 31, 2008 and 2007, the Company had prepaid advertising costs of $3.8 and $4.1, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company’s advertising expense was $23.9, $19.4 and $15.5 for 2008, 2007 and 2006, respectively.

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

The useful lives for computing depreciation are as follows:

Machinery and equipment	3 – 15 years
Computer software and hardware	3 – 5 years
Leasehold improvements	1 – 20 years
Buildings and improvements	20 – 30 years
Furniture, fixtures and transportation equipment	5 – 8 years

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $17.7 and $12.6 during 2008 and 2007, respectively, and were primarily costs incurred related to the development of software. Research and development costs were not significant in 2006.

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after establishing the technological feasibility of the subject software product and before its availability for sale are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

The Company accounts for costs to develop or obtain computer software for internal use in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires certain costs to be capitalized.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired, such as a significant adverse change in the business climate.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. The Company has six reporting units, which are determined in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Certain of the Company’s reporting units are the same as its reportable segments and certain reporting units are one level below the reportable segment, which is at the operating segment level.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company’s weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary, for each reporting unit. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally. The results of the Company’s tests indicated no impairment as the estimated fair values were greater than the carrying values.

The Company assesses the results of the reporting unit valuations in relation to the value indicated by the Company’s market capitalization to ensure that the results are reasonable relative to market pricing. During the latter part of the fourth quarter of 2008 and continuing into 2009, the Company’s market capitalization was below book value. The Company considered the market capitalization decline and determined it did not impact the overall goodwill impairment analysis as management believes the decline to be primarily attributed to the negative market conditions as a result of the credit crisis and the economic recession, rather than a significant decline in the fair value of the Company or any of its reporting units.

If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company measures impairment of its indefinite lived tradenames and trademarks based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames and trademarks are licensed in the marketplace. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The Company measures impairment of Mafco Worldwide’s indefinite lived product formulations based on the excess earnings method of the income approach. Under this methodology, the estimated fair value of the product formulations is determined by the sum of the present values of the projected annual earnings

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

attributable to the product formulations. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed below in “Long-Lived Assets.”

Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of a long-lived asset other than goodwill and indefinite lived intangible assets may not be recoverable, the Company assesses the recoverability of such asset based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates are less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets.

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

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements (see Note 8).

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

Benefits for defined benefit pension plans are based on years of service and, in some cases, the employee’s compensation. The Company’s policy is to contribute annually the amount required pursuant to the Employee Retirement Income Security Act. Certain subsidiaries of the Company outside the United States have retirement plans that provide certain payments upon retirement.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement benefit plan within accumulated comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The adoption of SFAS No. 158 did not change the amount of actuarially determined expense that is recorded in the consolidated statements of operations (see Note 11).

Translation of Foreign Currencies

The functional currency for the Company’s foreign subsidiaries is their local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into United States dollars at rates of exchange in effect at the balance sheet date and statement of operations items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s balance sheets. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of certain foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income (loss).

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2008 and 2007, the combined liabilities for self-insured workers compensation and group medical liability were $11.2 and $12.1, respectively.

Share-Based Payments

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company utilized the modified prospective method of adoption. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R). Adoption of SFAS No. 123(R) did not impact the Company’s statements of operations since all options were fully vested prior to January 1, 2006. SFAS No. 123(R) also requires that excess tax benefits related to share-based payments be presented in the statements of cash flows as a financing cash inflow, with corresponding operating cash outflow.

The Company did not grant any options in 2008, 2007, and 2006. All stock options were vested prior to January 1, 2006 and were exercised prior to June 30, 2007. See Note 10 regarding the issuance of restricted stock to a director in May 2007.

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

On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively. The Company measures ineffectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $44.2 and $52.4 as of December 31, 2008 and 2007, respectively.

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. A portion of these costs relate to plans to exit activities acquired from Harland, Data Management and Transaction Holdings (see Note 3) and have been included in purchase accounting in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The remaining costs relate to other exit activities and have been accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Additional restructuring charges related to the Company’s existing operations will be incurred as the Company completes its restructuring plans.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation. These reclassifications primarily relate to the inclusion of internally developed intangible assets in other intangible assets, net in the consolidated balance sheets.

Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R changed the accounting for business combinations. Under the requirements of SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changed the accounting treatment for certain specific items, including acquisition costs, noncontrolling

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, deferred tax valuation allowances changes, and income tax uncertainties after the acquisition date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for any acquisition in 2009 and beyond.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The new standard requires enhanced disclosures about the effects of derivative instruments and hedging activities on an entity’s financial condition, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will increase disclosure requirements and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Acquisitions

Acquisition of Data Management

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $218.7 in cash after giving effect to working capital adjustments of $1.6. Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to Holdings for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition (see Note 18). The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Data Management Acquisition date:

Accounts receivable		$16.0
Inventories		7.5
Property, plant and equipment		25.5
Goodwill		115.9
Other intangible assets:
Customer relationships	$65.4
Trademarks and tradenames	2.4
Patented technology and software	7.5

Total other intangible assets		75.3
Other assets		0.6

Total assets acquired		240.8
Deferred revenues		7.6
Other liabilities		9.9

Net assets acquired		$223.3

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

As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities, which are subject to further refinement. The Company recorded $2.5 of severance and severance-related costs for the termination of certain Data Management employees in the above purchase price allocation in accordance with EITF 95-3. See Note 16 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.4 was expensed during the period from February 22, 2008 to December 31, 2008).

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.0 was reflected as reduced revenues during the period from February 22, 2008 to December 31, 2008). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve-month period following the Data Management Acquisition.

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid to Holdings for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 18).

Harland Clarke Holdings and certain of its subsidiaries borrowed the following amounts on May 1, 2007 in order to fund the purchase price for Harland, to repay debt under Harland Clarke Holdings’ previously outstanding senior secured credit facilities, to repay Harland Clarke Holdings’ previously outstanding 11.75% Senior Notes, to repay Harland’s existing indebtedness and to pay fees and expenses (see Note 14):

Harland Clarke Holdings $1,800.0 Senior Secured Term Loan	$1,800.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0

$2,415.0

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		125.6
Goodwill		992.7
Other intangible assets:
Customer relationships	$675.2
Trademarks and tradenames	114.7
Patented technology	12.2
Software	50.8

Total other intangible assets		852.9
Other assets		144.7

Total assets acquired		2,224.1
Deferred revenues		77.9
Long-term debt		229.1
Deferred tax liabilities		267.0
Other liabilities		184.6

Net assets acquired		$1,465.5

The above purchase price allocation is complete. Goodwill in the amount of approximately $95.0 and intangible assets in the amount of approximately $107.0 related to Harland are deductible for tax purposes.

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities. The Company recorded $19.7 of severance and severance-related costs for the termination of certain Harland employees and $2.8 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with EITF 95-3. See Note 16 for additional disclosures regarding restructuring.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.6 and $12.2 were reflected as reduced revenues during 2008 and the period from May 1, 2007 to December 31, 2007, respectively). The total reduction in revenues from May 1, 2007 to December 31, 2008 was $13.8.

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

	Unaudited
	Pro Forma
	December 31,
	2008	2007

Net revenues	$1,923.5	$1,939.0
Operating income	300.2	210.8
Net income (loss)	71.6	(42.9)
Depreciation and amortization (excluding amortization of deferred financing fees)	168.7	174.0
Basic earnings (loss) per common share	$3.56	$(2.04)
Diluted earnings (loss) per common share	$3.56	$(2.04)

In the pro forma information above, the results prior to the Harland Acquisition and the Data Management Acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocations; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt in connection with the Harland Acquisition; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the Harland Acquisition were not adjusted for non-recurring employee retention bonuses, stock based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $115.9 during 2007.

The pro forma information above for 2008 includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.4 and $2.6, respectively.

The pro forma information above for 2007 includes the impact of the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.4 and $12.2, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($90.0 reflected in 2008 and 2007 for the Harland Acquisition; and $5.2 reflected in 2008 and 2007 for the Data Management Acquisition). These cost savings pertain to the termination of certain Harland and Data Management employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Acquisition of Transaction Holdings

On December 31, 2008, the Company’s indirect wholly owned subsidiary, Harland Clarke Corp. acquired Transaction Holdings for total cash consideration of $8.2, subject to post-closing working capital adjustments. Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses. As a result of the December 31, 2008 acquisition date, Transaction Holdings had no effect on the Company’s results of operations. The preliminary allocation of the purchase price above resulted in identified intangible assets of $9.5 and goodwill of $2.8. The Company recorded $2.8 of net deferred tax liabilities in connection with the purchase accounting related to this acquisition.

As a result of the Transaction Holdings Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities, which are subject to further refinement. The Company recorded $0.9 of severance and severance-related charges for the termination of certain Transaction Holdings employees and $0.6 of charges for the closure of certain Transaction Holdings facilities in accordance with EITF 95-3. See Note 16 for additional disclosures regarding restructuring.

The pro forma effects on the results of operations for the Transaction Holdings acquisition was not material and is not included in the pro forma information presented above.

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

In May 2008, the purchase agreement was amended to provide for the following: (a) a cash payment to the seller of $0.8 made in May 2008 and another cash payment of $0.2 to be made to the seller upon achieving certain performance conditions at the Zhangjiagang, China factory ($0.1 of which was paid in December 2008) and (b) elimination of the earnout provision. This amendment, which reduced the total consideration paid for the remaining shares of Wei Feng, resulted in an extraordinary gain of $0.7 which is equal to the value of the acquired assets in excess of the total consideration paid, after first reducing the value of the long-lived assets acquired to zero in accordance with the provisions of SFAS No. 141, “Business Combinations.”

The pro forma effects on the results of operations for the Wei Feng acquisition were not material and are not included in the pro forma information presented above.

4.	Inventories

Inventories consisted of the following:

	December 31,
	2008	2007

Finished goods	$33.9	$26.9
Work-in-progress	10.3	7.6
Raw materials	82.9	66.6

	$127.1	$101.1

5.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2008	2007

Machinery and equipment	$140.8	$135.3
Computer software and hardware	102.1	77.5
Leasehold improvements	22.4	9.8
Buildings and improvements	51.2	52.0
Furniture, fixtures and transportation equipment	17.6	20.3
Land	12.9	10.4
Construction-in-progress	15.2	9.4

	362.2	314.7
Accumulated depreciation	(170.0)	(111.4)

	$192.2	$203.3

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Depreciation expense was $68.4, $60.3 and $28.7 for the years ended December 31, 2008, 2007 and 2006, respectively, and includes the depreciation of the Company’s capital leases. Capitalized lease equipment was $6.7 and $6.3 at December 31, 2008 and 2007, and the related accumulated depreciation was $4.5 and $3.0 at December 31, 2008 and 2007, respectively.

Construction-in-progress mainly consists of investments in Harland Clarke’s information technology infrastructure, contact centers, production bindery and delivery systems.

6.	Assets Held For Sale

At December 31, 2008, assets held for sale consisted of the Harland Clarke segment’s printing facility and operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to the Harland Acquisition. The Company is actively marketing the sale of these facilities and believes they will be sold within twelve months.

Assets held for sale at December 31, 2008 consisted of the following:

Land	$1.0
Buildings and improvements	1.7

Total	$2.7

In 2008, the Company recorded $0.5 in impairments related to print facilities held for sale which are included in cost of products sold in the accompanying consolidated statement of operations. One of the facilities was subsequently sold for its carrying value of $2.8. In 2008, the Company also recorded $0.2 in impairment related to the operations support facility, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

7.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Balance as of December 31, 2006	$387.7
Harland Acquisition	992.2
Peldec assets purchase	7.2
Wei Feng acquisition	2.0
Effect of exchange rate changes	2.2

Balance as of December 31, 2007	1,391.3
Data Management Acquisition	115.9
Transaction Holdings Acquisition	2.8
Adjustments to goodwill	0.4
Effect of exchange rate changes	(1.3)

Balance as of December 31, 2008	$1,509.1

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	December 31,	December 31,	December 31,	December 31,
	(in years)	2008	2007	2008	2007

Amortized intangible assets:
Customer relationships	3-30	$1,231.8	$1,156.2	$171.2	$86.1
Trademarks and tradenames	2-15	8.3	11.9	1.1	1.6
Covenants not to compete	3	—	0.4	—	0.4
Software and other	2-10	60.6	60.1	18.2	7.6
Patented technology	4-20	19.6	12.2	2.3	0.8

		1,320.3	1,240.8	192.8	96.5

Indefinite lived intangible assets:
Product formulations		109.8	109.8	—	—
Trademarks and tradenames		201.0	196.9	—	—

Total other intangible assets		$1,631.1	$1,547.5	$192.8	$96.5

Amortization expense was $98.1, $68.3 and $28.8 for the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted average amortization period for the acquired Transaction Holdings customer relationship intangible asset was 7.0 years as of December 31, 2008. The weighted average amortization period for all amortizable intangible assets recorded in connection with the Data Management Acquisition was 15.2 years as of February 22, 2008. The weighted average amortization period for each major class of these amortizable intangible assets as of February 22, 2008 was as follows: customer relationships — 14.7 years, trademarks and tradenames — 14.9 years, software — 9.9 years and patented technology — 19.9 years.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2013 is as follows:

2009	$102.5
2010	99.7
2011	92.2
2012	85.5
2013	76.4

During 2007, the Company continued to experience greater revenue attrition than expected from Alcott Routon operations within the Harland Clarke segment. As a result, as well as management’s decision to change the business model for this operation, the Company assessed whether portions of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on then current expectations indicated an impairment and the intangible assets were written down to their estimated fair value at that time. As a result, an impairment charge of $3.1 was recorded and included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2007.

During 2008, the Company experienced further declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2008.

8.	Income Taxes

Information pertaining to the Company’s income (loss) before income taxes and the applicable provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2008	2007	2006

Income (loss) before income taxes:
Domestic	$112.6	$2.3	$51.3
Foreign	(3.6)	(2.8)	0.9

Total income (loss) before income taxes	$109.0	$(0.5)	$52.2

Provision (benefit) for income taxes:
Current:
Federal	$61.6	$—	$14.4
State and local	6.8	3.3	3.8
Foreign	1.4	0.9	0.3

	69.8	4.2	18.5
Deferred:
Federal	(25.6)	0.7	2.8
State and local	(0.4)	(0.9)	(5.3)
Foreign	(1.8)	(0.3)	—

	(27.8)	(0.5)	(2.5)

Total provision for income taxes	$42.0	$3.7	$16.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Current:
Inventory	$—	$1.5
Net operating loss carryforwards	0.8	4.9
Accrued expenses and other liabilities	26.6	19.4

Net current deferred tax asset	27.4	25.8
Valuation allowance	(2.7)	(3.6)

	24.7	22.2
Long-term:
Postretirement benefits obligations	9.7	6.9
Deferred compensation	0.9	2.6
Interest rate hedges liability	10.2	8.9
Net operating loss carryforwards	5.6	4.8
Other liabilities	12.3	11.4
Property, plant and equipment	(10.0)	(18.8)
Pension asset	(2.1)	(6.8)
Intangible assets	(503.8)	(520.7)

Net deferred tax liability	(477.2)	(511.7)
Valuation allowance	(3.3)	(4.9)

	(480.5)	(516.6)

Net deferred tax liabilities	$(455.8)	$(494.4)

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2008	2007	2006

Tax provision (benefit) at statutory rate	$38.2	$(0.2)	$18.3
State and local taxes	5.1	0.8	2.5
Foreign losses with no benefit	—	1.5	—
Permanent differences	(0.2)	0.6	(0.3)
Uncertain tax positions	(0.7)	0.1	(1.6)
Extraterritorial benefit recorded	(1.4)	—	—
Effect of change in state tax rates on deferred taxes	—	0.3	(2.8)
Other	1.0	0.6	(0.1)

	$42.0	$3.7	$16.0

At December 31, 2008, the Company had approximately $7.3 of federal net operating loss (“NOL”) carryforwards which expire between 2020 and 2022. The federal NOL carryforwards relate to an acquisition in

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

2004 and therefore are subject to annual limitations under Internal Revenue Code Section 382, which generally restricts the amount of a corporation’s taxable income that can be offset by a taxpayer’s NOL carryovers in taxable years after a change in ownership has occurred.

The Company had domestic state net operating loss carryforwards totaling $2.1 (tax effected), with $0.1 expiring in 2010, $0.5 expiring in 2011-2019, and the remainder expiring beyond 2019. The Company had domestic tax credits of $1.7 (tax effected) of which $0.1 expires between 2009-2010, $1.0 expires between 2020-2027 and $0.6 that do not expire. In addition, the Company had foreign net operating loss carryforwards of $8.7 for Ireland, which have no expiration dates.

The Company has established a valuation allowance for certain federal and state net operating loss carryovers, federal and state tax credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2008 there was a valuation allowance of $6.0 for such items. The valuation allowance for deferred tax assets decreased by $2.5. The decrease in this allowance was primarily due to a reduction in the allowance on the Ireland losses of $0.5 and a reduction in the valuation allowance on pre-acquisition state net operating loss carryovers of $2.0.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007

Balance at January 1	$20.1	$10.7
Additions from acquisitions	—	9.6
Additions based on tax positions related to the current year	—	—
Additions for tax positions for prior years	—	—
Reductions for tax positions for prior years	(1.4)	(0.2)
Settlements	—	—

Balance at December 31	$18.7	$20.1

Of the amounts reflected in the table above at December 31, 2008, $0.1 of tax benefits that if recognized in 2008, would reduce the Company’s annual effective tax rate. The Company had accrued interest and penalties of approximately $6.1 and $6.2 as of December 31, 2008 and 2007, respectively. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

In connection with the acquisition of Clarke American in 2005, Honeywell has agreed to indemnify the Company for certain income tax liabilities that arose prior to this acquisition.

The Company’s federal tax returns for the 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service is currently examining Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005, Harland for the tax years 2005 through May 1, 2007 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

9.	Authorized Capital Stock

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

At December 31, 2008 and 2007, there were shares of common stock outstanding of 23,875,831 and 23,873,170, respectively, of which 4,541,900 and 2,541,900 shares were held in treasury at December 31, 2008 and 2007, respectively. There were 20,000 shares of Series A Preferred Stock outstanding at December 31, 2008 and 2007, all of which were held in treasury.

10.	Stock Plans

The Company established four stock plans, in 1995, in 1997, in 2000 and in 2003 (the “Stock Plans”), which provide for the grant of awards covering up to 5.5 million shares of M & F Worldwide common stock. As of December 31, 2008, options to purchase a total of approximately 3.1 million shares of M & F Worldwide common stock have been granted pursuant to the Stock Plans. As of December 31, 2008, 200,000 shares of M & F Worldwide restricted common stock have been granted pursuant to the Stock Plans.

A summary of the Company’s stock option activity for the Stock Plans and related information for the years ended December 31 is as follows:

		Exercise Price
	Shares		Weighted
	(000)	Range	Avg. Price

Options outstanding at December 31, 2006	898	$2.85 – $7.625	$5.86
Options exercised	(898)	2.85 – 7.625	5.86

Options outstanding at December 31, 2007	—	—	—

Options outstanding at December 31, 2008	—	—	—

Information regarding stock options exercisable under the Stock Plans is as follows:

	December 31,
	2008	2007	2006

Options exercisable:
Number of shares (000)	—	—	898
Weighted average exercise price	$—	$—	$5.86

The Company’s options generally had a 10-year term. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any options in 2008, 2007 and 2006.

In addition, non-employee directors are eligible to participate in the Company’s Outside Directors Deferred Compensation Plan. This plan enables such directors to forego cash fees otherwise payable to them in respect to their service as a director and to have such fees credited in the form of stock units, which will be payable in the form of stock or cash, as elected by the director, when the director terminates service as a director, or at such other time as the director elects. As of December 31, 2008 and 2007, the Company recorded a liability of $1.0 and $1.4, respectively, related to deferred directors’ compensation. Deferred directors’ compensation is recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2008 and 2007, there were 64,464 and 26,363 stock units outstanding, respectively.

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s Board of Directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company, as defined in the Indenture (as defined in Note 14). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.9 and $2.1 related to the Restricted Stock in 2008 and 2007, respectively.

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

The Company adopted the provisions of SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires the Company to recognize the funded status of its pension plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to other comprehensive income at adoption was $0.2 and represents the net unrecognized prior service cost and unrecognized actuarial net loss remaining from the initial adoption of SFAS No. 87 “Employers’ Accounting for Pensions,” which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to the provisions of SFAS No. 87.

The following table reconciles the funded status of Mafco Worldwide’s funded defined benefit pension plans as of December 31. The Company uses December 31 as a measurement date for all plans.

	December 31,
	2008	2007

Accumulated Benefit Obligation	$9.6	$8.8

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$10.5	$10.4
Service cost	0.4	0.3
Interest cost	0.7	0.6
Plan amendments	0.3	—
Actuarial loss	(0.1)	(0.3)
Benefits paid	(0.4)	(0.5)

Projected benefit obligation at end of year	11.4	10.5

Change in Plan Assets
Fair value of assets at beginning of year	26.9	26.8
Actual (losses) returns on plan assets	(7.3)	—
Company contributions	0.9	0.6
Benefits paid	(0.4)	(0.5)

Fair value of assets at end of year	20.1	26.9

Net pension asset	$8.7	$16.4

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Amounts recognized in the consolidated balance sheets for Mafco Worldwide’s funded defined benefit pension plans consist of the following:

	December 31,
	2008	2007

Pension asset	$11.2	$17.7
Other liabilities	(2.5)	(1.3)

	$8.7	$16.4

Net amounts recognized in accumulated other comprehensive income at December 31, 2008, which have not yet been recognized as a component of net periodic pension income/cost for Mafco Worldwide’s funded defined benefit pension plans, are as follows:

Prior service cost	$0.7
Net actuarial loss	7.1

$7.8

The total prior service cost and actuarial loss included in accumulated other comprehensive (loss) income and expected to be recognized as a reduction to net periodic pension income during the year ending December 31, 2009 for Mafco Worldwide’s funded pension plans is $0.1 and $0.8, respectively.

The components of net periodic benefit income for Mafco Worldwide’s funded defined benefit plans are as follows:

	Year ended December 31,
	2008	2007	2006

Service cost	$(0.4)	$(0.4)	$(0.4)
Interest cost	(0.7)	(0.6)	(0.5)
Expected return on plan assets	2.2	2.3	1.9
Amortization of prior service cost	(0.1)	(0.2)	(0.1)
Amortization of net actuarial loss	(0.1)	—	(0.1)

Net periodic benefit income	$0.9	$1.1	$0.8

In addition to the amounts shown above, Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by the United States income tax regulation. The projected benefit obligation for this plan was $3.4 and $3.3 at December 31, 2008 and 2007, respectively. The projected benefit obligation reflected on the consolidated balance sheet at December 31, 2008 includes a current liability of $0.1 and a non-current liability of $3.3. Net loss recognized in accumulated other comprehensive income at December 31, 2008, which has not yet been recognized as a component of net periodic pension cost for Mafco Worldwide’s unfunded plan was $0.5, net of tax. The net loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ending December 31, 2009 is less than $0.1. The net periodic pension cost recognized for this plan was $0.3 for each year ended December 31, 2008, 2007 and 2006.

Assumptions

	December 31,
	2008	2007

Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	6.25%	6.25%
Rate of compensation increase	3.50%	3.50%

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

	Year ended December 31,
	2008	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	5.80%	5.50%
Expected long term rate of return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

Discussion of Expected Long Term Rate of Return

In determining its expected rate of return on the plans’ assets, the Company considered the investment style, the historical returns, and the expected returns of the funds in which it currently invests. In 2008, the plans’ assets were invested in global asset allocation funds. For 2009 and beyond, based upon investment models developed for the global asset allocation funds, the 3 year annual rate of return is expected to exceed 8.0%.

Plan Assets

Mafco Worldwide’s pension plan asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	December 31,
	2008	2007

Asset category:
Equity securities	31%	37%
Fixed income securities	10%	9%
Cash and other	59%	54%

Total	100%	100%

Investment Policy Discussion

The Investment Committee has retained a professional investment consultant as an advisor. Based upon that advice, the plans’ assets are invested in asset allocation funds which are comprised of global equities, global fixed income securities and cash.

Contributions

Mafco Worldwide currently expects to contribute approximately $0.4 to its defined benefit pension plans in 2009.

Benefit Payments

The projected benefit payments for the defined benefits plans are as follows:

2009	$0.6
2010	0.4
2011	0.5
2012	0.8
2013	0.8
2014-2018	4.8

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Harland Clarke Holdings

Primarily as a result of the Harland Acquisition, the Company has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.4 and $6.5 at December 31, 2008 and 2007, respectively. Accretion expense recognized for these agreements was not significant.

Also as a result of the Harland Acquisition, the Company currently sponsors two unfunded postretirement benefit plans that cover certain salaried and non-salaried employees who were formerly employees of Harland. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes approximately 50% of the cost of the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.

As of December 31, 2008 and 2007, the accrued postretirement benefit obligation (“APBO”) was $17.5 and $15.6, respectively. For the years ended December 31, 2008 and 2007, the Company contributed $1.5 and $0.8, respectively, to these plans. The Company expects to contribute $1.1 to these plans in 2009.

The following table presents the beginning and ending balances of the APBO, the changes in the APBO, and reconciles the plans’ status to the accrued postretirement health care and life insurance liability reflected on the accompanying consolidated balance sheets as of December 31, 2008 and 2007:

	2008	2007

APBO at beginning of year	$15.6	$—
Changes in APBO:
Acquisition of Harland on May 1, 2007	—	17.3
Interest cost	0.9	0.6
Benefits paid	(2.7)	(1.6)
Retiree contributions	1.2	0.8
Actuarial loss (gain)	2.5	(1.5)

APBO at end of year	$17.5	$15.6

Included in accrued salaries, wages and employee benefits	$1.1	$0.9
Included in other liabilities	16.4	14.7

APBO at end of year	$17.5	$15.6

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table presents the changes in the fair value of plan assets and the funded status for the periods presented:

	2008	2007

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1.5	0.8
Retiree contributions	1.2	0.8
Benefits paid	(2.7)	(1.6)

Fair value of plan assets at end of year	$—	$—

Funded status	$(17.5)	$(15.6)
Unrecognized actuarial net loss (gain)	1.0	(1.5)
Cumulative (charge) benefit to other comprehensive income	(1.0)	1.5

Benefit obligation at end of year	$(17.5)	$(15.6)

Net periodic postretirement benefit costs for the Harland Clarke Holdings postretirement benefit plans period were as follows:

	Year ended December 31,
	2008	2007

Interest on accumulated postretirement benefit obligation	$0.9	$0.6
Net amortization	—	—

Net postretirement benefit cost	$0.9	$0.6

The weighted average discount rate used to determine benefit obligations as of December 31, 2008 and December 31, 2007 were 6.0% and 5.75%, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost for the 2008 and 2007 periods was 5.75%. The annual health care cost trend rate used for 2009 to determine benefit obligations at December 31, 2008 was assumed to be 9.0%. The estimated annual health care cost trend rates grade down proportionally to 4.75% at 2016, the year that the ultimate trend rate is reached. Participant contributions are assumed to increase with health care cost trend rates.

The health care cost trend rate assumptions, which are net of participant contributions and subsidies, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Effect on total interest cost for 2008	$0.1	$(0.1)
Effect on postretirement benefit obligation at December 31, 2008	1.2	(1.1)

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following reflects the estimated future benefit payments, net of estimated participant contributions and subsidies:

2009	$1.1
2010	1.1
2011	1.1
2012	1.1
2013	1.1
2014-2018	5.7

The Company recognized a net actuarial (loss) gain of ($2.5) and $1.5 in other comprehensive income in 2008 and 2007, respectively. During 2008 and 2007, there were no reclassification adjustments or amortization of the actuarial (loss) gain. The Company does not expect any net amortization will be included in 2009 net periodic postretirement benefit costs.

12.	Defined Contribution Pension Plans

Mafco Worldwide has a defined contribution 401(k) plan covering its domestic salaried employees. Mafco Worldwide contributes up to 2% of an employees’ salary to this plan. Harland Clarke Holdings, through its subsidiaries, sponsors certain defined contribution benefit plans whereby it generally matches employee contributions up to 4% of base wages. Contributions to these plans were $16.0, $11.5 and $5.3 in 2008, 2007 and 2006, respectively.

13.	Short-Term Debt

On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provides for a loan in the amount of $27.2 that was fully drawn at closing. The loan is secured by M & F Worldwide’s investments in auction-rate securities, matures on June 12, 2009 and bears interest at the federal funds rate plus a margin of 1.0%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During 2008, M & F Worldwide made $0.9 of such mandatory payments on the loan. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events.

14.	Long-Term Debt

	December 31,
	2008	2007

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,773.0	$1,791.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	305.0	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	310.0	310.0
Mafco Worldwide $125.0 Senior Secured Credit Facilities	65.7	65.7
Capital lease obligations and other indebtedness	2.6	3.9

	2,456.3	2,475.6
Less: current maturities	(26.7)	(20.1)

Long-term debt, net of current maturities	$2,429.6	$2,455.5

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

The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 4.3% at December 31, 2008. As of December 31, 2008, there were no outstanding borrowings under the Revolver and there was $87.6 available for borrowing (giving effect to the issuance of $12.4 of letters of credit).

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

The Credit Agreement has a commitment fee for the unused portion of the Revolver and for issued letters of credit of 0.50% and 2.63%, respectively. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratios.

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

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires Harland Clarke Holdings to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. Harland Clarke Holdings has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and Harland Clarke Holdings may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. Harland Clarke Holdings is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

2009 with respect to the fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). No such excess cash flow payment is expected to be paid in 2009. Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

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

Under the terms of the Credit Agreement, Harland Clarke Holdings is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, Harland Clarke Holdings has entered into interest rate derivative arrangements described in “Interest Rate Hedges” below.

Harland Clarke Holdings Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 6.9% at December 31, 2008. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings’ ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

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

During the first quarter of 2009 through the date of this Annual Report on Form 10-K, Harland Clarke Holdings extinguished $60.5 principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $22.8.

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

Mafco Worldwide $125.0 Senior Secured Credit Facilities

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 3.7% at December 31, 2008.

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

The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.2. Due to repayments made in 2007, there were no quarterly installment requirements in 2008. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility. No excess cash flow payment was required to be paid in 2008 due to optional prepayments of $23.3 in 2007, which included mandatory repayments of $1.1. An excess cash flow payment of $6.4 is required to be paid in 2009 as well as a mandatory repayment of $0.5. As of December 31, 2008, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $14.7 available for borrowing after giving effect to the issuance of $0.3 of letters of credit.

In connection with the purchase of the remaining 50% of a joint venture (see Note 3), Mafco Worldwide entered into the first amendment to the Mafco Worldwide credit facilities on June 27, 2007.

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $2.6 and $3.4 at December 31, 2008 and 2007, respectively. These obligations have imputed interest rates ranging from 7.3% to 8.5% and have required payments, including interest, of $1.9 in 2009, $0.6 in 2010 and $0.1 in 2011, 2012 and 2013. The Company also had $0.0 and $0.5 outstanding under an information technology financing obligation at December 31, 2008 and 2007, respectively.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 2.0 million Euros (approximately $2.8 and $2.9 at December 31, 2008 and 2007, respectively) for working capital purposes. The subsidiary had no borrowings at December 31, 2008 and 2007.

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

As of December 31, 2008, the Company recorded a liability of $27.5 related to these derivative instruments ($13.8 in current liabilities and $13.7 in other liabilities in the accompanying consolidated balance sheet). As of December 31, 2007, the Company recorded a liability of $22.7 related to these derivative instruments in other liabilities in the accompanying consolidated balance sheets. As a result of these hedges, the Company recognized additional interest expense of $15.4 during 2008 and a $0.3 reduction of interest expense during 2007. The Company expects to reclassify approximately $25.0 into earnings as additional interest expense during the next twelve months.

Annual Maturities

Annual maturities of long-term debt during the next five years are as follows:

2009	$26.7
2010	19.2
2011	76.2
2012	18.1
2013	18.1

15.	Financial Instruments

Most of the Company’s clients are in the financial services, tobacco and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt at December 31, 2008 was approximately $1,135.7 based on bid prices available at that date. The estimated fair value of long-term debt at December 31, 2007 was approximately $2,202.6 based on bid prices available at that date.

The Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of December 31, 2008, the Company held two types of financial instruments subject to valuation under SFAS No. 157, marketable securities and interest rate swaps. The marketable securities are included in investments in auction-rate securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparties, adjusted for our credit risk. Fair values as of December 31, 2008 were calculated as follows:

	Balance at
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$33.8	$0.2	$—	$33.6
Liability for interest rate swaps	27.5	—	27.5	—

As of December 31, 2008, the Company had assets related to its qualified pension plans (see Note 11) measured at fair value that are within the scope of SFAS No. 157 and FASB Staff Position No. FAS 157-2. The disclosure provisions of SFAS No. 157 did not apply to the Company’s qualified pension plan assets and therefore are not presented within this footnote.

The Company’s marketable securities include $33.6 of auction-rate securities (“ARS”) as of December 31, 2008. During the year ended December 31, 2008, the Company received proceeds of $2.4 for par value partial calls on its ARS. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States government).

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

The fair value of these securities as of December 31, 2008 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future principal and interest payments as well as the forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $2.6, net of taxes, in accumulated other comprehensive income (loss) during 2008.

Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment is other-than-temporary, it would record a charge to earnings as appropriate. Because there is no assurance that auctions for these

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

securities will be successful in the near term, as of December 31, 2008 the ARS were classified as long-term investments.

The following presents the activity for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157:

Auction-Rate
Securities

Balance at December 31, 2007	$—
Transfers to Level 3	40.0
Par value redemptions	(2.4)
Net unrealized loss (included in accumulated other comprehensive income (loss))	(4.0)

Balance at December 31, 2008	$33.6

16.	Restructuring

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant. These facilities were closed in 2007 with ongoing lease commitments through 2009. The total expected expenditures for these closures are $3.1.

In connection with and subsequent to the Harland Acquisition

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

As discussed in Note 3, the Company recorded $19.7 of severance and severance-related costs for the termination of certain former Harland employees and $2.8 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. Of the liabilities recorded in purchase accounting, $13.8 related to the Harland Clarke segment, $7.1 related to the Harland Financial Solutions segment and $1.6 related to Corporate.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

In addition to restructuring liabilities recorded in purchase accounting for the Harland Acquisition, the Company has adopted plans to realize incremental synergies in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative areas. These expenditures consisted of severance and severance-related charges of $7.0 in 2008 and $1.4 in 2007 and facilities closure and other charges of $2.3 in 2008 and $2.7 in 2007.

In the first half of 2009, the Company expects to expense an additional $4.8 for the termination of certain employees. Ongoing lease commitments related to these restructuring plans continue through 2011. The Company expects to expense an additional $5.4 for facilities closure and other charges.

The following table details the components of the Company’s restructuring accruals related to the Harland Acquisition and other restructuring activities for the Harland Clarke segment and Corporate for 2008, 2007 and 2006:

		Established in
	Beginning	Purchase			Non-cash	Ending
	Balance	Accounting	Expensed	Paid in Cash	utilization	Balance

Year Ended December 31, 2008:
Severance and severance related	$9.2	$1.5	$7.0	$(10.5)	$—	$7.2
Facilities closures and other costs	4.6	(0.9)	2.3	(2.3)	(2.0)	1.7

	$13.8	$0.6	$9.3	$(12.8)	$(2.0)	$8.9

Year Ended December 31, 2007:
Severance and severance related	$1.7	$18.2	$2.9	$(13.6)	$—	$9.2
Facilities closures and other costs	1.0	3.7	2.7	(1.7)	(1.1)	4.6

	$2.7	$21.9	$5.6	$(15.3)	$(1.1)	$13.8

Year Ended December 31, 2006:
Severance and severance related	$1.8	$—	$3.2	$(3.3)	$—	$1.7
Facilities closures and other costs	1.6	—	0.1	(0.7)	—	1.0

	$3.4	$—	$3.3	$(4.0)	$—	$2.7

In the fourth quarter of 2008, the Company announced it would consolidate certain printing operations, which includes the closing of two printing facilities in 2009, one facility is owned by the Company and the other is leased. Due to this action, the Company recorded an impairment charge of $1.0 to adjust the carrying value of the owned facility to its estimated fair value. This impairment charge is included in restructuring costs in the accompanying consolidated statement of operations for 2008. The non-cash utilization of $2.0 in 2008 in the above table includes this impairment charge as well as adjustments to the carrying value of other property, plant and equipment. The non-cash utilization of $1.1 in 2007 in the above table includes adjustments to the carrying value of other property, plant and equipment.

Also, in addition to restructuring accruals, the Company incurred other expenses related to the facility closures, such as inventory write-offs, training, hiring and travel.

Transaction Holdings Acquisition

As discussed in Note 3 as a result of the Transaction Holdings Acquisition, the Company recorded $0.9 of severance and severance-related charges for the termination of certain Transaction Holdings employees and $0.6 of charges for the closure of certain Transaction Holdings facilities in purchase accounting in accordance with EITF 95-3.

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

As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $2.3 for severance and severance-related costs for the termination of certain Scantron employees and $0.1 of facilities and other costs for the consolidation of certain printing operations during 2008. All of the Data Management Acquisition restructuring costs expensed during 2008 were in the Scantron segment. The Company expects to complete the planned employee terminations and consolidation of printing and manufacturing operations by March 31, 2009. The Company expects to expense approximately $2.4 for the termination of Scantron employees and $3.9 for facilities and other costs.

The following table details the components of the Company’s restructuring accruals related to the Data Management Acquisition in 2008:

		Established in
	Beginning	Purchase			Ending
	Balance	Accounting	Expensed	Paid in Cash	Balance

Year Ended December 31, 2008:
Severance and severance related	$—	$2.5	$2.3	$(3.8)	$1.0
Facilities closures and other costs	—	—	0.1	(0.1)	—

	$—	$2.5	$2.4	$(3.9)	$1.0

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

As a result of the plan, the Company expensed $3.9 of severance and severance-related costs for the termination of certain employees during 2008. In the first half of 2009, the Company expects to expense an additional $0.8 for the termination of certain employees and $1.1 related to facilities consolidation. The total cost of the plan is estimated to be $5.8. The Company expects to make severance payments related to the plan through April 2010.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table details the Company’s restructuring accruals related to the Harland Financial Solutions plan in 2008:

	Beginning			Ending
	Balance	Expensed	Paid in Cash	Balance

Year Ended December 31, 2008:
Severance and severance related	$—	$3.9	$(2.5)	$1.4

Restructuring accruals are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to these restructuring plans through 2010.

17.	Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2018. Certain leases contain renewal options for one to five year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2008, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2009	$27.5
2010	20.6
2011	16.5
2012	11.1
2013	6.2
Thereafter	11.0

Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $1.8.

Total lease expense for all operating leases was $24.9, $21.0 and $9.5 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the Company had obligations to purchase approximately $25.2 of raw materials.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2008, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

Federal-Mogul Corporation purchased the Friction Buyer in October 1998. In October 2001, the Friction Buyer filed a petition under Chapter 11 of the United States Bankruptcy Code and stopped performing its obligations to Pneumo Abex. The Friction Guarantor guaranteed performance of the Friction Buyer’s obligations, however, and, since the Friction Buyer’s bankruptcy filing, has been fulfilling the Friction Buyer’s obligations.

As a result of further developments in the Friction Buyer’s bankruptcy case in October 2008, Pneumo Abex received $2.0 plus interest earned since December 2007, and the Friction Guarantor received $138.0 plus interest in full satisfaction of the claims of Pneumo Abex and the Friction Guarantor in the Friction Buyer’s bankruptcy case. Resolution of these claims did not affect the Friction Guarantor’s guaranty in favor of Pneumo Abex.

Pneumo Abex’s former Aerospace business sold certain of its aerospace products to the United States Government or to private contractors for the United States Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. In the sole remaining matter managed by Pneumo Abex, Pneumo Abex contests the Government’s allegations and has been attempting to resolve this matter without litigation.

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings’ businesses. In the stock purchase agreement executed in connection with the acquisition of Clarke American by the Company, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees. See Note 8 for certain tax matters indemnified by Honeywell.

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.

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

18.	Transactions with Related Parties

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

The Management Services Agreement provides for termination of the agreement on December 31, 2008, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company. Neither party provided notice in 2008, therefore MacAndrews & Forbes LLC will continue to provide these services in 2009 under the terms of the existing agreement.

Restricted Stock

See Note 10 regarding the issuance of restricted stock to a director in May 2007.

Notes Receivable

In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 and a term loan of $0.5, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate of Wells Fargo N.A. Prime plus 2.5%, payable quarterly. The note, which has a principal amount of $7.0, matures in

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

September 2012, and bears interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. As part of this transaction, Harland Clarke Holdings also received 250,000 shares of Delphax common stock from the previous holder of the Delphax note.

The outstanding balances on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheet. During 2008, Harland Clarke Holdings received $15.3 in payments and released $13.5 in draws on the revolver, bringing the principal balance of the debt to $12.5 at December 31, 2008. Interest income of $0.4 was recorded in 2008.

Joint Venture Transactions

As discussed in Note 3, Mafco Worldwide purchased the remaining 50% of the outstanding shares of Wei Feng on July 2, 2007. As a result of this transaction, Wei Feng became a wholly owned, indirect subsidiary of Mafco Worldwide and the Company has consolidated the accounts of Wei Feng beginning July 2, 2007. Prior to this transaction, the joint venture purchased licorice materials from Mafco Worldwide as well as other third party suppliers. Net revenues in the accompanying consolidated statements of operations include sales to the joint venture of $2.4 and $2.5 during the years ended December 31, 2007 and 2006, respectively.

The joint venture manufactured licorice derivatives which were sold to third party customers and to Mafco Worldwide. Mafco Worldwide used these derivatives to manufacture certain finished goods. Mafco Worldwide purchased $4.8 and $10.0 of licorice derivates from the joint venture during the years ended December 31, 2007 and 2006, respectively.

The Company accounted for this investment under the equity method through July 1, 2007 and its share of earnings was $0.1 and $0.3 for the years ended December 31, 2007 and 2006, respectively.

Other

As discussed in Note 3, the Company paid $2.0 to Holdings in February 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The Company also paid $10.0 to Holdings in June 2007 for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition.

The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $1.3 through June 2011 with interest rates ranging from 6.4% to 7.5%.

At December 31, 2008, the Company recorded prepaid expenses and other assets of $1.7 and $1.7 and other current liabilities and other liabilities of $0.7 and $0.6, respectively, relating to the directors and officers insurance programs and financing arrangements. At December 31, 2007, the Company recorded prepaid expenses and other assets of $1.5 and $1.0, respectively, relating to the directors and officers insurance program. The Company paid $0.6 and $0.4 to Holdings in 2008 and 2007, respectively, under the insurance programs, including amounts due under the financing arrangements. No payments to Holdings were made in 2006 under the insurance program.

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

20.	Significant Customers

Harland Clarke Holdings’ top 20 clients accounted for approximately 30%, 30% and 46% of the Company’s consolidated net revenues in 2008, 2007 and 2006, respectively, with sales to Bank of America representing a significant portion of such revenues in the Harland Clarke segment. Mafco Worldwide’s sales to its top 10 customers accounted for approximately 4%, 5% and 9% of the Company’s consolidated net revenues in 2008, 2007 and 2006, respectively.

21.	Business Segment Information

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along four reportable segments together with a corporate group for certain support services. The reorganization aligned the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. The acquired Data Management operations are included in the Scantron segment. During 2008, the Company transferred its field maintenance services from the Harland Financial Solutions segment to the Scantron segment. This transfer was implemented to align the field maintenance services with Scantron as a result of the Data Management Acquisition. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment – Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment – Provides core processing, retail and lending solutions to financial and other institutions. This segment operates primarily in the United States, Israel and Ireland.

•	Scantron segment – Provides data collection, testing and assessment products and services as well as field maintenance services which are sold primarily to educational and commercial customers. This segment operates in the United States and Canada.

•	Licorice Products segment – Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.

Prior period results in the tables below have been restated to conform to the business segment changes as described above. See Note 3 for additional disclosures regarding the Harland Acquisition.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Selected summarized financial information for 2008, 2007 and 2006 is as follows:

		Harland
	Harland	Financial		Licorice	Corporate
	Clarke(1)(5)	Solutions(1)(2)	Scantron(1)(3)	Products(4)	and Other(1)(6)	Total

Product revenues, net:
2008	$1,285.4	$79.9	$126.5	$111.6	$—	$1,603.4
2007	1,101.4	50.0	47.9	102.9	—	1,302.2
2006	622.3	—	—	98.1	—	720.4
Service revenues, net:
2008	$4.7	$213.8	$84.3	$—	$—	$302.8
2007	2.5	133.0	35.1	—	—	170.6
2006	1.6	—	—	—	—	1.6
Intersegment revenues:
2008	$0.3	$—	$0.5	$—	$(0.8)	$—
2007	0.6	—	0.6	—	(1.2)	—
2006	—	—	—	—	—	—
Operating income (loss):
2008	$217.1	$34.1	$28.3	$39.4	$(25.9)	$293.0
2007	181.1	16.8	12.4	35.5	(28.5)	217.3
2006	87.0	—	—	35.7	(5.2)	117.5
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
2008	$112.5	$28.7	$23.3	$2.0	$—	$166.5
2007	98.2	17.3	10.6	2.4	0.1	128.6
2006	54.5	—	—	3.0	—	57.5
Capital expenditures (excluding capital leases):
2008	$32.2	$4.0	$12.0	$1.2	$—	$49.4
2007	18.0	5.6	1.9	1.4	—	26.9
2006	14.7	—	—	0.8	—	15.5
Total assets:
December 31, 2008	$1,184.2	$335.4	$307.0	$269.3	$1,687.2	$3,783.1
December 31, 2007	$1,304.8	$360.7	$171.5	$248.5	$1,726.2	$3,811.7

(1)	Includes results of the acquired Harland businesses from the date of acquisition.

(2)	Includes results of the acquired Peldec business from the date of acquisition.

(3)	Includes results of the acquired Data Management businesses from the date of acquisition.

(4)	Includes results of the acquired Wei Feng business from the date of acquisition.

(5)	Includes results of the acquired Transaction Holdings business from the date of acquisition.

(6)	Total assets include goodwill of $1,509.1 and $1,391.3 as of December 31, 2008 and 2007, respectively, which is not assigned to the operating segments.

Selected summarized geographic information at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007

Long-lived assets:
North America	$1,771.9	$1,669.7
Foreign	35.5	35.8
Corporate	33.2	34.6

Total	$1,840.6	$1,740.1

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

22.	Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly financial information for 2008 and 2007:

	2008
	First	Second	Third	Fourth

Net revenues	$472.0	$484.9	$482.3	$467.0
Gross profit	189.0	202.5	194.6	191.3
Net income before extraordinary gain	12.5	18.6	20.1	15.8
Extraordinary gain	—	0.7	—	—
Net income	12.5	19.3	20.1	15.8
Income per common share before extraordinary gain:
Basic	$0.58	$0.88	$1.04	$0.82

Diluted	$0.58	$0.88	$1.04	$0.82

Extraordinary gain per common share:
Basic	$—	$0.04	$—	$—

Diluted	$—	$0.04	$—	$—

Income per common share:
Basic	$0.58	$0.92	$1.04	$0.82

Diluted	$0.58	$0.92	$1.04	$0.82

	2007
	First	Second	Third	Fourth

Net revenues	$191.3	$365.8	$456.9	$458.8
Gross profit	76.6	140.6	183.3	183.0
Net income (loss)	9.4	(35.2)	10.1	11.5
Income (loss) per common share:
Basic	$0.45	$(1.68)	$0.47	$0.54

Diluted	$0.44	$(1.68)	$0.47	$0.54

Earnings (loss) per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings (loss) per share amounts.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

23.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year ended December 31,
	2008	2007	2006

Net income (loss) before extraordinary gain	$67.0	$(4.2)	$36.2
Extraordinary gain	0.7	—	—

Net income (loss)	$67.7	$(4.2)	$36.2

Weighted-average shares outstanding (in millions):
Basic	20.1	21.0	19.9
Dilutive impact of stock options and stock units	—	—	0.5

Diluted	20.1	21.0	20.4
Earnings (loss) per common share before extraordinary gain:
Basic	$3.30	$(0.20)	$1.82
Diluted	$3.30	$(0.20)	$1.78
Extraordinary gain per share:
Basic	$0.04	$—	$—
Diluted	$0.04	$—	$—
Earnings (loss) per share:
Basic	$3.34	$(0.20)	$1.82
Diluted	$3.34	$(0.20)	$1.78

24.	Subsequent Events

On January 20, 2009, the Company and Holdings entered into a Stockholders Agreement (the “Agreement”). Pursuant to the Agreement, Holdings agreed to provide advance notice and make certain representations and warranties to the Company in the event of certain future acquisitions of common stock of the Company. In addition, Holdings agreed that, so long as the Company has public equity securities outstanding, Holdings would use its best efforts to assure that the Company will continue to maintain a Board of Directors comprised of a majority of independent directors (under applicable stock exchange rules) and nominating and compensation committees comprised solely of independent directors.

During the first quarter of 2009 through the date of this Annual Report on Form 10-K, Harland Clarke Holdings extinguished $60.5 principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $22.8.

Schedule I – Condensed Financial Information of Registrant
Balance Sheets (Parent Only)
(in millions, except share and per share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$16.9	$17.0
Investments in action-rate securities	—	40.0
Prepaid expenses and other current assets	8.6	3.2

Total current assets	25.5	60.2
Investment in subsidiaries	349.2	348.0
Receivable from subsidiaries	2.2	3.3
Deferred tax assets	1.4	2.4
Investments in action-rate securities	33.6	—
Other assets	2.1	1.8

Total assets	$414.0	$415.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2.1	$2.1
Short-term debt	26.3	—

Total current liabilities	28.4	2.1
Payable to subsidiaries	4.7	7.0
Other liabilities	0.6	1.1
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at December 31, 2008 and 23,873,170 shares issued at December 31, 2007	0.2	0.2
Additional paid-in capital	73.3	57.8
Treasury stock at cost; 4,541,900 shares at December 31, 2008 and 2,541,900 shares at December 31, 2007	(106.6)	(14.8)
Retained earnings	437.2	369.5
Accumulated other comprehensive loss	(23.8)	(7.2)

Total stockholders’ equity	380.3	405.5

Total liabilities and stockholders’ equity	$414.0	$415.7

Schedule I – Condensed Financial Information of Registrant
Statements of Operations (Parent Only)
(in millions)

	Year Ended December 31,
	2008	2007	2006

General and administrative expenses	$11.2	$12.4	$5.2

Operating loss	(11.2)	(12.4)	(5.2)
Interest, investment and other income, net	1.3	3.0	2.2

Loss from operations before income taxes	(9.9)	(9.4)	(3.0)
Benefit for income taxes	(4.5)	(3.2)	(0.3)

Loss from operations	(5.4)	(6.2)	(2.7)
Equity in income of subsidiaries	73.1	2.0	38.9

Net income (loss)	$67.7	$(4.2)	$36.2

Schedule I – Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Only)
(in millions)

	Year Ended December 31,
	2008	2007	2006

Operating activities
Net income (loss)	$67.7	$(4.2)	$36.2
Adjustments to reconcile net income (loss) to total cash (used in) provided by operating activities:
Equity in income of subsidiaries	(73.1)	(2.0)	(38.9)
Restricted stock amortization	0.9	2.1	—
Tax benefits from stock options exercised	(14.6)	—	—
Changes in assets and liabilities:
Receivable from/payables to subsidiaries	(1.2)	4.9	(0.4)
Other, net	2.3	(2.1)	6.9

Cash (used in) provided by operating activities	(18.0)	(1.3)	3.8

Investing activities
Investments in auction-rate securities	—	(10.0)	(30.0)
Redemption of auction-rate securities	2.4	—	—
Professional fees related to acquisition of Harland	—	—	(2.0)
Dividend from Harland Clarke Holdings	65.0	1.8	1.5
Dividend from Mafco Worldwide	1.5	1.5	1.8

Cash provided by (used in) investing activities	68.9	(6.7)	(28.7)

Financing activities
Tax benefits from stock options exercised	14.6	—	—
Proceeds from stock options exercised	—	5.2	8.5
Purchases of treasury stock	(91.8)	—	—
Proceeds from issuance of short-term debt	27.2	—	—
Repayments of short-term debt	(0.9)	—	—
Insurance premium financing payment	(0.1)	—	—

Cash (used in) provided by financing activities	(51.0)	5.2	8.5

Net decrease in cash and cash equivalents	(0.1)	(2.8)	(16.4)
Cash and cash equivalents at beginning of period	17.0	19.8	36.2

Cash and cash equivalents at end of period	$16.9	$17.0	$19.8

Schedule II – Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2008, 2007 and 2006.

	Beginning	Amounts	Balance	Ending
Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves	Balance	Reserved	Written Off	Balance

December 31, 2008	$2.6	$8.0	$7.7	$2.9
December 31, 2007	$0.1	$5.5	$3.0	$2.6
December 31, 2006	$0.1	$—	$—	$0.1