Form 10-Q
period 2009-06-30
M & F WORLDWIDE CORP
filed 2009-08-07
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13780
M & F WORLDWIDE CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0423416 (I.R.S. Employer Identification No.)

35 East 62nd Street New York, New York (Address of principal executive offices)	10065 (Zip code)
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 30, 2009, there were 19,333,931 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 946,000 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2009

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91.1	$102.2
Accounts receivable (net of allowances of $3.4 and $2.9)	150.0	144.0
Inventories	141.4	127.1
Income taxes receivable	7.8	9.0
Deferred tax assets	24.3	24.7
Prepaid expenses and other current assets	64.5	52.4

Total current assets	479.1	459.4
Property, plant and equipment	379.3	362.2
Less accumulated depreciation	(195.6)	(170.0)

Property, plant and equipment, net	183.7	192.2
Goodwill	1,509.8	1,509.1
Other intangible assets, net	1,388.5	1,438.3
Pension asset	11.3	11.2
Contract acquisition payments, net	41.3	39.8
Investments in auction-rate securities	34.7	33.6
Other assets	87.9	99.5

Total assets	$3,736.3	$3,783.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48.8	$60.1
Deferred revenues	110.8	103.8
Short-term debt	26.3	26.3
Current maturities of long-term debt	26.1	26.7
Accrued liabilities:
Salaries, wages and employee benefits	64.4	72.9
Income and other taxes payable	23.7	13.9
Customer incentives	24.0	25.7
Other current liabilities	51.8	59.6

Total current liabilities	375.9	389.0
Long-term debt	2,299.8	2,429.6
Deferred tax liabilities	492.5	480.5
Other liabilities	98.9	103.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at June 30, 2009 and December 31, 2008	0.2	0.2
Additional paid-in capital	74.0	73.3
Treasury stock at cost; 4,541,900 shares at June 30, 2009 and December 31, 2008	(106.6)	(106.6)
Retained earnings	517.4	437.2
Accumulated other comprehensive loss, net of taxes:
Currency translation adjustment	5.2	4.5
Funded status of benefit plans	(9.0)	(9.0)
Derivative fair-value adjustment	(10.7)	(16.6)
Unrealized losses on investments	(1.3)	(2.7)

Total accumulated other comprehensive loss, net of taxes	(15.8)	(23.8)

Total stockholders’ equity	469.2	380.3

Total liabilities and stockholders’ equity	$3,736.3	$3,783.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Product revenues, net	$377.4	$407.8	$766.2	$810.1
Service revenues, net	74.5	77.1	150.0	146.8

Total net revenues	451.9	484.9	916.2	956.9
Cost of products sold	225.2	242.2	460.4	489.2
Cost of services provided	38.0	40.2	77.9	76.2

Total cost of revenues	263.2	282.4	538.3	565.4

Gross profit	188.7	202.5	377.9	391.5
Selling, general and administrative expenses	105.1	122.3	214.9	240.8
Restructuring costs	13.6	3.9	24.7	5.3

Operating income	70.0	76.3	138.3	145.4
Interest income	0.4	0.6	0.9	2.8
Interest expense	(36.2)	(45.1)	(74.8)	(96.6)
Gain on early extinguishment of debt	8.9	—	61.5	—
Other (expense) income, net	(0.1)	0.3	0.8	1.3

Income before income taxes and extraordinary gain	43.0	32.1	126.7	52.9
Provision for income taxes	13.9	13.5	46.3	21.8

Net income before extraordinary gain	29.1	18.6	80.4	31.1
Extraordinary gain	—	0.7	—	0.7

Net income	$29.1	$19.3	$80.4	$31.8

Earnings per common share before extraordinary gain:
Basic	$1.51	$0.88	$4.16	$1.46

Diluted	$1.50	$0.88	$4.14	$1.46

Extraordinary gain per common share:
Basic	$—	$0.04	$—	$0.04

Diluted	$—	$0.04	$—	$0.04

Earnings per common share:
Basic	$1.51	$0.92	$4.16	$1.50

Diluted	$1.50	$0.92	$4.14	$1.50

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net income	$80.4	$31.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30.6	35.0
Amortization of intangible assets	51.4	48.6
Amortization of deferred financing fees	3.6	3.9
Gain on early extinguishment of debt	(61.5)	—
Restricted stock amortization	0.6	0.5
Asset impairments	—	1.0
Deferred income taxes	8.2	(18.9)
Tax benefits from stock options exercised	—	(7.3)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(6.8)	(13.5)
Inventories	(14.0)	(1.5)
Prepaid expenses and other assets	(11.4)	(6.2)
Pension asset	(0.1)	(0.7)
Contract acquisition payments, net	(1.5)	0.7
Accounts payable and accrued liabilities	(22.5)	(1.6)
Deferred revenues	7.4	5.6
Income and other taxes	9.0	22.1
Other, net	3.2	—

Net cash provided by operating activities	76.6	99.5
Investing activities
Purchase of Data Management	—	(224.6)
Net repayments of related party notes receivable	4.8	—
Proceeds from sale of property, plant and equipment	0.4	0.4
Redemption of auction-rate securities	—	1.2
Capital expenditures	(23.6)	(27.1)
Capitalized interest	(0.2)	(0.3)
Other, net	(2.1)	(3.8)

Net cash used in investing activities	(20.7)	(254.2)
Financing activities
Tax benefits from stock options exercised	—	7.3
Purchase of notes	(49.7)	—
Repurchase of common stock	—	(91.8)
Borrowings on credit agreements and other borrowings	—	50.0
Repayments of credit agreements and other borrowings	(16.9)	(40.2)
Proceeds from issuance of short-term debt	—	27.2
Other, net	(0.4)	—

Net cash used in financing activities	(67.0)	(47.5)
Effect of exchange rate changes on cash and cash equivalents	—	0.1

Net decrease in cash and cash equivalents	(11.1)	(202.1)
Cash and cash equivalents at beginning of period	102.2	265.1

Cash and cash equivalents at end of period	$91.1	$63.0

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$77.2	$90.7
Income taxes, net of refunds	28.9	19.8
See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)
1. Description of Business and Basis of Presentation
     M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect, wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”) and Mafco Worldwide Corporation (“Mafco Worldwide”). At June 30, 2009, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.
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
     The Harland Financial Solutions segment provides financial technology products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, Internet banking solutions, mobile banking, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.
     The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data management solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services.
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
     Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company and has no independent assets and no operations at June 30, 2009. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several.
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
Subsequent Events
     The Company has considered subsequent events through August 7, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.
2. Summary of Significant Accounting Policies
     Reference is made to the significant accounting policies of the Company described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as noted below.
Use of Estimates
     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     The Company adopted new accounting guidance for business combinations on January 1, 2009. Under the new guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The new guidance changed the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, deferred tax valuation allowances changes, and income tax uncertainties after the acquisition date. The new guidance also includes a substantial number of new disclosure requirements and its effect will vary for each acquisition.
     The Company adopted new guidance for disclosures about derivative instruments and hedging activities on January 1, 2009. The new guidance requires enhanced disclosures about the effects of derivative instruments and hedging activities on an entity’s financial condition, financial performance and cash flows. The new guidance increases disclosure requirements but does not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.
     In April 2009, the Financial Accounting Standards Board (“FASB”) amended existing guidance for determining whether an impairment is other-than-temporary for debt securities. The amended guidance requires an entity to assess whether it: (a) intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis, or (b) does not expect recovery of the entire cost basis of the security. If either of these criteria is met, an other-than-temporary impairment is considered to have occurred and the entire difference between amortized cost and fair value of the security is recognized in earnings. For securities that do not meet the aforementioned criteria, the other-than-temporary impairment is separated into the amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the amount related to all other factors, such as changing interest rates or lack of liquidity, which is recognized in other comprehensive income. Additionally, the amended guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.
     The Company adopted the amended guidance for other-than-temporary impairments effective April 1, 2009 (see Note 17). The adoption resulted in a cumulative effect adjustment as of April 1, 2009 to reclassify credit losses related to auction-rate debt securities (“ARS”) of $0.2, net of taxes of $0.1, previously recognized as a component of accumulated other comprehensive loss to retained earnings. The Company will continue to estimate the present value of cash flows

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
expected to be collected over the life of its investments in debt securities. If upon subsequent evaluation, there is a decrease in present value of the cash flows expected to be collected (for example, in the case of a credit rating decline), the Company will recognize additional credit losses in earnings, and any amounts related to other factors in its comprehensive income, net of applicable taxes. The previous amortized cost basis less the credit losses recognized in earnings will become the new amortized cost basis of the Company’s investments in debt securities. If upon subsequent evaluation, there is an increase in present value of the cash flows expected to be collected or if actual cash flows collected are greater than previously estimated, these changes will be accounted as a prospective adjustment to the accretable yield. In addition, the Company will continue to assess whether (a) it has the intent to sell its debt securities or (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery. If the Company’s assessment indicates that either of these conditions are met, additional impairments may be recognized in earnings.
     In April 2009, the FASB issued new guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the new guidance effective April 1, 2009 (see Note 17). The new guidance increases disclosure requirements but does not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.
     In May 2009, the FASB issued new guidance regarding subsequent events. The new guidance introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance does not result in significant changes in the subsequent events that the Company reports—either through recognition or disclosure—in its financial statements. The Company adopted the new guidance effective for the quarter ended June 30, 2009.
3. Acquisitions
Acquisition of Transaction Holdings
     On December 31, 2008, the Company’s indirect wholly owned subsidiary, Harland Clarke Corp., acquired 100% of the equity of Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books and promotional checks, and provides direct marketing services to financial institutions as well as individual consumers and small businesses.
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
     As a result of the Transaction Holdings Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities, which is subject to further refinement. During the fourth quarter of 2008, the Company established reserves of $0.9 for severance and severance-related costs for the termination of certain Transaction Holdings employees and $0.6 of costs for the closure of the Transaction Holdings facility in the purchase price allocation. See Note 15 for additional disclosures regarding restructuring.
     The pro forma effects on the results of operations for the Transaction Holdings Acquisition were not material and are not included in the pro forma information presented below.
Acquisition of Data Management
     On February 22, 2008, the Company’s indirect wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash, after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”). Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to Holdings in February 2008 for

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings.
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
     As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities. The Company recorded $2.5 of severance and severance-related costs for the termination of certain Data Management employees in the above purchase price allocation. See Note 15 for additional disclosures regarding restructuring.
     As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.1 and $0.4 was expensed during the three and six months ended June 30, 2008, respectively).
     Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.1 and $0.2 was reflected as reduced revenues during the three and six months ended June 30, 2009, respectively, and $0.3 and $0.4 was reflected as reduced revenues during the three and six months ended June 30, 2008, respectively).

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Pro Forma Financial Information
     The financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Data Management Acquisition had occurred as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the transaction had taken place at the beginning of the periods presented, nor does it purport to represent results of operations for future periods.

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net revenues	$484.9	$974.2
Operating income	76.4	147.0
Net income	19.4	32.8
Depreciation and amortization (excluding amortization of deferred financing fees)	42.1	85.3

Basic earnings per common share	$0.93	$1.56
Diluted earnings per common share	$0.92	$1.56
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
     The pro forma information above includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.4 and $1.0 for the three and six months ended June 30, 2008, respectively.
     The pro forma information also gives effect to certain identified cost savings totaling $0.1 and $0.8 in the three and six months ended June 30, 2008, respectively, as if they had been implemented in their entirety at the beginning of the periods presented. These cost savings pertain to the termination of certain Data Management employees for which the related liability was recognized in the purchase price allocation. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.
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
4. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Finished goods	$37.6	$33.9
Work-in-process	10.9	10.3
Raw materials	92.9	82.9

	$141.4	$127.1

5. Assets Held For Sale
     At June 30, 2009 and December 31, 2008, assets held for sale consisted of the Harland Clarke segment’s printing facility and operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
plan to exit duplicative facilities related to an acquisition. The Company is actively marketing the sale of these facilities and believes they will be sold within twelve months. Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.
     Assets held for sale consisted of the following:

	June 30,	December 31,
	2009	2008
Land	$1.0	$1.0
Buildings and improvements	1.8	1.7

	$2.8	$2.7

6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill for the six months ended June 30, 2009 is as follows:

Balance as of December 31, 2008	$1,509.1
Adjustments to goodwill	0.5
Effect of exchange rate changes	0.2

Balance as of June 30, 2009	$1,509.8

     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	June 30,	December 31,	June 30,	December 31,
	(in years)	2009	2008	2009	2008
Amortized intangible assets:
Customer relationships	3-30	$1,231.5	$1,231.8	$216.4	$171.2
Trademarks and tradenames	2-15	8.4	8.3	1.6	1.1
Software and other	2-10	61.9	60.6	23.1	18.2
Patents and patents pending	3-20	20.0	19.6	3.1	2.3

		1,321.8	1,320.3	244.2	192.8

Indefinite-lived intangible assets:
Product formulations		109.9	109.8	—	—
Trademarks and tradenames		201.0	201.0	—	—

Total other intangibles		$1,632.7	$1,631.1	$244.2	$192.8

     Amortization expense was $25.8 and $51.4 for the three and six months ended June 30, 2009, respectively, and $24.9 and $48.6 for the three and six months ended June 30, 2008, respectively.
     Estimated aggregate amortization expense for intangible assets through December 31, 2013 is as follows:

Six months ending December 31, 2009	$51.5
Year ending December 31, 2010	100.2
Year ending December 31, 2011	92.7
Year ending December 31, 2012	85.8
Year ending December 31, 2013	76.3
     During 2008, the Company experienced declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of income for the three and six months ended June 30, 2008.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
7. Business Segment Information
     The Company’s businesses are organized along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. The acquired Transaction Holdings operation is included in the Harland Clarke segment. The acquired Data Management operations are included in the Scantron segment. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:
•	Harland Clarke segment — Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides core processing, retail and lending solutions to financial and other institutions. This segment operates primarily in the United States, Israel and Ireland.

•	Scantron segment — Provides data management solutions, testing and assessment products and services as well as field maintenance services which are sold primarily to educational and commercial customers. This segment operates in the United States and Canada.

•	Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.
     Selected summarized financial information for the three months ended June 30, 2009 and 2008 was as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke(1)	Solutions	Scantron	Products	Other	Total
Product revenues, net:
Three months ended June 30, 2009	$305.3	$18.3	$28.3	$25.5	$—	$377.4
Three months ended June 30, 2008	327.8	20.8	31.7	27.5	—	407.8
Service revenues, net:
Three months ended June 30, 2009	$1.0	$51.4	$22.1	$—	$—	$74.5
Three months ended June 30, 2008	1.1	53.1	22.9	—	—	77.1
Intersegment revenues:
Three months ended June 30, 2009	$—	$—	$0.3	$—	$(0.3)	$—
Three months ended June 30, 2008	0.1	—	0.1	—	(0.2)	—
Operating income (loss):
Three months ended June 30, 2009	$52.3	$11.2	$6.7	$7.9	$(8.1)	$70.0
Three months ended June 30, 2008	63.1	6.4	4.5	10.2	(7.9)	76.3
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended June 30, 2009	$27.4	$6.8	$6.5	$0.5	$—	$41.2
Three months ended June 30, 2008	28.3	7.2	6.2	0.4	—	42.1
Capital expenditures (excluding capital leases):
Three months ended June 30, 2009	$8.2	$1.1	$1.9	$0.4	$—	$11.6
Three months ended June 30, 2008	10.5	0.8	2.9	0.2	—	14.4

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Selected summarized financial information for the six months ended June 30, 2009 and 2008 was as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke(1)	Solutions	Scantron(2)	Products	Other	Total
Product revenues, net:
Six months ended June 30, 2009	$619.4	$35.3	$60.3	$51.2	$—	$766.2
Six months ended June 30, 2008	658.5	39.4	57.2	55.0	—	810.1
Service revenues, net:
Six months ended June 30, 2009	$2.0	$103.6	$44.4	$—	$—	$150.0
Six months ended June 30, 2008	2.3	105.7	38.8	—	—	146.8
Intersegment revenues:
Six months ended June 30, 2009	$—	$—	$0.4	$—	$(0.4)	$—
Six months ended June 30, 2008	0.3	—	0.3	—	(0.6)	—
Operating income (loss):
Six months ended June 30, 2009	$103.2	$18.6	$13.5	$16.3	$(13.3)	$138.3
Six months ended June 30, 2008	116.4	12.8	10.2	20.1	(14.1)	145.4
Depreciation and amortization (excluding amortization of deferred financing fees):
Six months ended June 30, 2009	$54.7	$13.5	$12.9	$0.9	$—	$82.0
Six months ended June 30, 2008	57.2	14.5	11.0	0.9	—	83.6
Capital expenditures (excluding capital leases):
Six months ended June 30, 2009	$16.4	$2.1	$4.5	$0.6	$—	$23.6
Six months ended June 30, 2008	20.8	2.4	3.5	0.4	—	27.1

(1)	Includes results of the acquired Transaction Holdings business from the date of acquisition.

(2)	Includes results of the acquired Data Management business from the date of acquisition.
8. Comprehensive Income
     Total comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$29.1	$19.3	$80.4	$31.8
Other comprehensive income (loss):
Foreign currency translation adjustments	2.9	0.2	0.7	4.0
Changes in fair value of cash flow hedging instruments, net of tax provision of $1.6, $8.4, $4.0 and $1.7	2.3	13.2	5.9	2.6
Changes in fair value of available-for-sale securities, net of tax provision (benefit) of $0.5, $—, $0.6 and $(0.5)	0.8	—	1.2	(1.0)

Comprehensive income	$35.1	$32.7	$88.2	$37.4

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
9. Earnings Per Share
     The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	19.3	20.9	19.3	21.0
Diluted weighted average common shares outstanding	19.3	20.9	19.3	21.0
     Common equivalent shares consisting of directors stock units and restricted stock are included in the diluted earnings per share calculations.
10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal tax returns for the tax years 2005 through 2008 and state tax returns for tax years 2004 through 2008 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
     The Internal Revenue Service previously commenced examinations of Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005. The Internal Revenue Service recently completed examinations of John H. Harland Company (“Harland”), a predecessor to a Company subsidiary for the tax years 2005 through May 1, 2007 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In connection with completion of the audits, Harland settled its research and development credit claims with the Internal Revenue Service. This resulted in a $5.9 reduction of the accrual for the Company’s uncertain tax positions, of which $3.4 (inclusive of interest) was recorded as a benefit in the tax provision for the three months ended June 30, 2009. At June 30, 2009, the total remaining unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.7.
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
     Net periodic pension expense (income) for Mafco Worldwide’s pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.5	0.4
Expected return on plan assets	(0.4)	(0.5)	(0.8)	(1.0)
Net amortization	0.3	0.1	0.5	0.1

Net pension expense (income)	$0.2	$(0.1)	$0.4	$(0.3)

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
     Net periodic postretirement costs for these plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest cost	$0.2	$0.2	$0.5	$0.4
Net amortization	—	—	—	—

Net postretirement benefit cost	$0.2	$0.2	$0.5	$0.4

12. Short-Term Debt
     On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provides for a loan in the amount of $27.2. The loan is secured by M & F Worldwide’s investments in auction-rate securities. The Secured Loan Agreement was amended in June 2009 to extend the maturity date from June 12, 2009 to June 11, 2010 and to change the interest rate from the federal funds rate plus 1.0% to the federal funds rate plus 2.25%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events. The outstanding balance was $26.3 at both June 30, 2009 and December 31, 2008.
13. Long-Term Debt

	June 30,	December 31,
	2009	2008
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,764.0	$1,773.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	229.0	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	310.0
Mafco Worldwide $125.0 Senior Secured Credit Facilities	59.2	65.7
Capital lease obligations and other indebtedness	2.4	2.6

	2,325.9	2,456.3
Less: current maturities	(26.1)	(26.7)

Long-term debt, net of current maturities	$2,299.8	$2,429.6

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 3.0% at June 30, 2009. As of June 30, 2009, there were no outstanding borrowings under the Revolver and there was $87.6 available for borrowing (giving effect to the issuance of $12.4 of letters of credit).

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
     Under the terms of the Credit Agreement, Harland Clarke Holdings was required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bear interest at a fixed rate,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, Harland Clarke Holdings entered into interest rate derivative arrangements described in “Interest Rate Hedges” below.
Harland Clarke Holdings Senior Notes due 2015
     On May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 6.0% at June 30, 2009. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Gain on Early Extinguishment of Debt
     During the first half of 2009, the Company extinguished debt with a total principal amount of $114.7 by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7, resulting in a gain of $61.5 after the write-off of $3.5 of unamortized deferred financing fees related to the extinguished debt.
Mafco Worldwide $125.0 Senior Secured Credit Facilities
     On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 2.4% at June 30, 2009.

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
     The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.2. Due to repayments made in 2007, there were no quarterly installment requirements in 2008 and the first two quarters of 2009. The Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility. On March 6, 2009, Mafco Worldwide made a $6.5 excess cash flow payment related to fiscal year 2008. As of June 30, 2009, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $14.7 available for borrowing (giving effect to the issuance of $0.3 of letters of credit).
Capital Lease Obligations and Other Indebtedness
     Subsidiaries of the Company have outstanding capital lease obligations and other indebtedness with principal balances totaling $2.4 and $2.6 at June 30, 2009 and December 31, 2008, respectively. These obligations have imputed interest rates ranging from 5.7% to 8.5% and have required payments, including interest, of $1.0 remaining in 2009, $1.0 in 2010, $0.5 in 2011, $0.1 in 2012 and $0.1 in 2013.
     Mafco Worldwide’s French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.1 at June 30, 2009) for working capital purposes. The subsidiary had no borrowings at June 30, 2009 and December 31, 2008.
Interest Rate Hedges
     The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company’s risk on a portion of its variable-rate debt.
     During February 2006, Harland Clarke Holdings entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and were accounted for as cash flow hedges. The hedges expired on June 30, 2009. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable interest rate under a prior credit facility. On May 1, 2007, Harland Clarke Holdings’ prior credit facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of Harland Clarke Holdings’ Term Loan. The Company amortized the fair value of the derivative liability of $0.4 as of May 1, 2007 in interest expense in the consolidated statements of income over the remaining life of the derivative contract using the straight-line method. As of June 30, 2009, this derivative liability has been fully amortized.
     During June 2007, Harland Clarke Holdings entered into additional interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. The two-year hedge, which expired on June 30, 2009, swapped the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. During August 2007, Harland Clarke Holdings entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge swaps the underlying variable rate for a fixed rate of 4.977%. During June 2009, Harland Clarke Holdings entered into an additional interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $350.0, which became effective on June 30, 2009. This hedge swaps the underlying variable rate for a fixed rate of 2.353%.

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
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives designated as cash flow hedging instruments:	Balance sheet classification	June 30, 2009	December 31, 2008

Interest rate swaps	Other current liabilities	$13.3	$13.8
	Other liabilities	4.2	13.7
     See Note 17 for information regarding the valuation of these derivative instruments.
     These derivative instruments had no ineffective portions during the three and six months ended June 30, 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Loss reclassified from
accumulated other
	Loss recognized in other		comprehensive loss
	comprehensive income		into interest expense
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Derivatives designated as cash flow hedging instruments:	2009	2009	2009	2009
Interest rate swaps	$5.0	$7.5	$9.0	$17.5
     The Company expects to reclassify approximately $22.8 into net income as additional interest expense during the next twelve months.
     The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

Six Months Ended
June 30, 2009

Balance at the beginning of the period	$16.6
Amount reclassified to income, net of tax benefit of $6.8	(10.7)
Net change in fair value of interest rate swaps, net of tax benefit of $2.7	4.8

Balance at end of period	$10.7

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
     Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of June 30, 2009, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.
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
Other
     In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Mr. Kitson and BOE have reached a tentative settlement of the claims against BOE, but the settlement remains subject to the approval of the District Court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.

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
15. Restructuring
Harland Clarke and Corporate
     During the second quarter of 2007, as a result of the Harland acquisition, the Company adopted a plan to restructure the Harland Clarke segment and Corporate, focused on improving operating margins through consolidating facilities and reducing duplicative expenses. The Company’s plan primarily included workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services.
     In addition to restructuring liabilities recorded in the Harland acquisition purchase accounting, the Company also adopted plans during 2008 and 2009 to realize incremental synergies in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions. The Company also recorded restructuring liabilities in connection with the Transaction Holdings Acquisition of $1.5 in 2008.
     The Company expensed $8.5 and $15.3 for severance and severance-related costs and $2.6 and $3.1 for facilities closures and other costs during the three and six months ended June 30, 2009, respectively, and expensed $0.1 and $0.4 for severance and severance-related costs and $0.3 and $0.4 for facilities closures and other costs during the three and six months ended June 30, 2008, respectively. The Company expects to incur in future periods an additional $6.0 for facilities closure and other costs related to these plans. Ongoing lease commitments related to these plans continue through 2013.
     The following table details the components of the Company’s restructuring accruals under its plans established since 2007 related to the Harland Clarke segment and Corporate for the six months ended June 30, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-Cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance
Six months ended June 30, 2009:
Severance and severance-related	$7.4	$—	$15.3	$(12.6)	$—	$10.1
Facilities closures and other costs	2.3	—	3.1	(1.1)	(1.7)	2.6

Total	$9.7	$—	$18.4	$(13.7)	$(1.7)	$12.7

Six months ended June 30, 2008:
Severance and severance-related	$8.5	$1.5	$0.4	$(6.2)	$—	$4.2
Facilities closures and other costs	2.9	(0.5)	0.4	(1.0)	—	1.8

Total	$11.4	$1.0	$0.8	$(7.2)	$—	$6.0

     In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the facility closures, including inventory write-offs, training, hiring and travel.
Harland Financial Solutions
     During the second quarter of 2007, as a result of the Harland acquisition, the Company adopted a plan to restructure the Harland Financial Solutions segment, focused on improving operating margins primarily through consolidating facilities and rationalizing the workforce.
     During the second quarter of 2008, the Company implemented and completed a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. The plan focused on improving operating margins through reducing selling, general and administrative expenses by leveraging the Company’s shared

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
services capabilities. During the first quarter of 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product-centric organization to a more functional organization in order to enhance customer support.
     The Company expensed $0.8 and $2.2 for severance and severance-related costs and $0.0 and $1.0 for facilities closures and other costs during the three and six months ended June 30, 2009, respectively, and expensed $2.9 for severance and severance-related costs during the three and six months ended June 30, 2008. The Company currently expects to incur additional costs of $0.1 related to these plans, which is subject to refinement as the reorganization progresses.
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the six months ended June 30, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance
Six months ended June 30, 2009:
Severance and severance-related	$1.4	$—	$2.2	$(2.5)	$1.1
Facilities and other costs	0.7	—	1.0	(0.5)	1.2

Total	$2.1	$—	$3.2	$(3.0)	$2.3

Six months ended June 30, 2008:
Severance and severance-related	$0.7	$—	$2.9	$(1.7)	$1.9
Facilities and other costs	1.7	(0.1)	—	(0.3)	1.3

Total	$2.4	$(0.1)	$2.9	$(2.0)	$3.2

Scantron
     During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services.
     As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $1.5 for severance and severance-related costs and $0.1 of facilities and other costs for the consolidation of certain printing operations during the six months ended June 30, 2008, of which $0.6 was expensed during the three months ended June 30, 2008. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the Data Management Acquisition as of March 31, 2009.
     During 2009, the Company expensed $1.4 and $2.8 for severance and severance-related costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses, and $0.3 and $0.3 for facilities closures and other costs during the three and six months ended June 30, 2009, respectively.
     The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the six months ended June 30, 2009 and June 30, 2008:

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-Cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance
Six months ended June 30, 2009:
Severance and severance-related	$1.0	$—	$2.8	$(2.4)	$—	$1.4
Facilities and other costs	—	—	0.3	—	(0.3)	—

Total	$1.0	$—	$3.1	$(2.4)	$(0.3)	$1.4

Six months ended June 30, 2008:
Severance and severance-related	$—	$2.5	$1.5	$(2.6)	$—	$1.4
Facilities and other costs	—	—	0.1	(0.1)	—	—

Total	$—	$2.5	$1.6	$(2.7)	$—	$1.4

     In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the initiatives including inventory write-offs, training, hiring, relocation and travel.
     Restructuring accruals for all of the segments’ plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2013.
16. Transactions with Related Parties
Management Services Agreement
     MacAndrews & Forbes LLC, a wholly owned subsidiary of Holdings, provides the services of the Company’s Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services pursuant to the terms of a management services agreement (the “Management Services Agreement”). Under the terms of the Management Services Agreement, the Company pays MacAndrews & Forbes LLC an annual fee of $10.0 for these services. The Management Services Agreement contains customary indemnities covering MacAndrews & Forbes LLC and its affiliates and personnel.
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
Restricted Stock
     On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company, as defined in the Indenture (as defined in Note 13). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. The Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.5 and $0.6 related to the Restricted Stock during the three and six months ended June 30, 2009, respectively, and $0.5 during the three and six months ended June 30, 2008.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Notes Receivable
     During the third quarter of 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 and a term loan of $0.5, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate of Wells Fargo N.A. Prime plus 2.5%, payable quarterly. The note, which has a principal amount of $7.0, matures in September 2012, and bears interest at an annual rate of 12.0%, payable quarterly either in cash, or in a combination of cash and up to 25% Delphax stock. As part of this transaction, Harland Clarke Holdings also received 250,000 shares of Delphax common stock from the previous holder of the Delphax note.
     The outstanding balances on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During the six months ended June 30, 2009, Harland Clarke Holdings received $14.6 in payments and released $9.8 in draws on the revolver, bringing the principal balance of the debt to $7.4 at June 30, 2009. Interest income of $0.2 and $0.5 was recorded during the three and six months ended June 30, 2009, respectively.
Other
     As discussed in Note 3, the Company paid $2.0 to Holdings in February 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.
     The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings’ affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $0.9 through June 2011 with interest rates ranging from 6.4% to 7.5%.
     At June 30, 2009, the Company recorded prepaid expenses and other assets of $1.0 and $1.0 and other current liabilities and other liabilities of $0.5 and $0.4, respectively, relating to the directors and officers insurance programs and financing arrangements. At December 31, 2008, the Company recorded prepaid expenses and other assets of $1.7 and $1.7, respectively, and other current liabilities and other liabilities of $0.7 and $0.6 relating to the directors and officers insurance program. The Company paid $0.4 and $0.0 to Holdings during the six months ended June 30, 2009 and 2008, respectively, under the insurance programs, including amounts due under the financing arrangements.
17. Financial Instruments
     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term and short-term debt at June 30, 2009 and December 31, 2008 was approximately $1,776.0 and $1,135.7, respectively, based on bid prices available at these respective dates.
     The Company measures fair value using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of June 30, 2009 and December 31, 2008, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. The marketable securities are included in

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
investments in auction-rate securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of June 30, 2009 and December 31, 2008 were as follows:

	Balance at
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$35.5	$0.8	$—	$34.7
Liability for interest rate swaps	17.5	—	17.5	—

	Balance at
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$33.8	$0.2	$—	$33.6
Liability for interest rate swaps	27.5	—	27.5	—
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparties, adjusted for the Company’s credit risk.
     The amortized cost basis of the Company’s marketable securities was $37.6 and $37.9 at June 30, 2009 and December 31, 2008, respectively. The Company’s marketable securities include $34.7 and $33.6 of ARS as of June 30, 2009 and December 31, 2008, respectively, which are classified as available-for-sale and are recorded at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
     The ARS are securities with long-term maturities ranging between 28 and 40 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS investments collateralized by student loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2009 the ARS were classified as long-term investments. There were no sales of the ARS during the three and six months ended June 30, 2009 and 2008.
     The fair value of the ARS as of June 30, 2009 and December 31, 2008 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future principal and interest payments as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. Prior to the April 1, 2009 adoption of amended accounting guidance as discussed in Note 2, any fluctuations in fair value related to these securities that the Company deemed to be temporary, including any recoveries of previous write-downs, were recorded in accumulated other comprehensive income (loss). The Company recorded an unrealized gain of $0.2, net of taxes, in accumulated other comprehensive loss during the three months ended March 31, 2009. The Company recorded an unrealized loss of $0.1 and $1.1, net of taxes, in accumulated other comprehensive loss during the three and six months ended June 30, 2008.

\

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Effective April 1, 2009, under the amended guidance, the Company recognized a cumulative effect adjustment as a decrease to retained earnings of $0.2, net of taxes of $0.1, which represents a reclassification of credit losses related to available-for-sale debt securities previously recognized in accumulated other comprehensive loss. During the three months ended June 30, 2009, the Company recorded an unrealized gain of $0.5, net of taxes of $0.2, in accumulated other comprehensive loss related to an increase in the fair value of ARS attributable to factors other than credit losses, such as changes in interest rates. The estimated credit losses attributable to ARS decreased by $0.1 during the three months ended June 30, 2009. Such amount is being recognized as interest income over the remaining lives of the securities and the effect on net income for the three months ended June 30, 2009 was insignificant. The credit loss component represents the value in the discounted cash flow calculation attributed to the amount estimated to be recovered in a potential default at each auction date for the remaining life of each security times the probability of default at each date. Forecasted probabilities of default and recovery rates are based on various factors specific to each security, including credit ratings, the nature and amount of credit enhancements related to government guarantees, and collateral ratios.
     The following table presents a roll-forward of credit losses on ARS held by the Company for which a portion of an other-than-temporary impairment is recognized in accumulated other comprehensive loss:

Balance at April 1, 2009	$0.3
Reductions of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(0.1)

Balance at June 30, 2009	$0.2

     The following table presents the Company’s marketable securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$34.0	$38.2	$33.6	$—
Transfers to Level 3	—	—	—	40.0
Par value redemption	—	(1.0)	—	(1.2)
Unrealized losses recorded in accumulated other comprehensive loss	—	(0.2)	—	(1.8)
Reduction in other-than-temporary impairment loss	0.7	—	1.1	—

Balance at end of period	$34.7	$37.0	$34.7	$37.0

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

M & F Worldwide Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2009 and June 30, 2008 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.
Overview of Business
     M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings and Mafco Worldwide. The Company’s businesses are organized along four business segments together with a corporate group for certain support services.
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
     The Harland Financial Solutions segment provides financial technology products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, Internet banking solutions, mobile banking, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.
     The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data management solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services.
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
The Transaction Holdings Acquisition
     On December 31, 2008, the Company’s indirect wholly owned subsidiary, Harland Clarke Corp., acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 million (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions, as well as individual consumers and small businesses.

M & F Worldwide Corp. and Subsidiaries
The Data Management Acquisition
     On February 22, 2008, the Company’s indirect wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 million in cash, after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings.
     With these and previous acquisitions, the Company is focused on improving operating margins by reducing selling, general and administrative expenses, shared services costs and cost of sales.
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
     While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks printed continues to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent quarters, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth of the financial recession, decreased openings of checking accounts and/or a further acceleration in the use of alternative non-cash payments. However, Harland Clarke does expect that check unit volume will continue to decline and at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues. Harland Clarke is focused on growing its business through the addition of a variety of non-check-related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the declines in check unit volumes.
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
Harland Financial Solutions
     Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services which is based upon the information technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge

M & F Worldwide Corp. and Subsidiaries
with other financial institutions, Harland Financial Solutions may lose some or all revenues from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
     The markets for our Harland Financial Solutions products are affected by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions and enhancements. The markets for providing technological solutions to financial institutions and other enterprises require that we continually improve our existing products and create new products, while controlling costs to remain price competitive.
     The market for providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several domestic and international companies. Some competitors offer one or more specialized products or services that compete with Harland Financial Solutions. Certain competitors have advantages over Harland Financial Solutions due to their significant worldwide presence, longer operating and product development history, larger installed client base, and substantially greater financial, technical and marketing resources. In response to competition, Harland Financial Solutions has been required in the past, and may be required in the future, to furnish additional discounts to clients, otherwise modify pricing practices, or offer more favorable payment terms or more favorable contractual implementation terms.
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
Mafco Worldwide
     Developments and trends within the tobacco industry may have a material effect on the operations of Mafco Worldwide. Worldwide consumption of American blend cigarettes has declined approximately 2% to 3% per year for the past five years; however, this decline has accelerated recently to approximately 5%. Changing public attitudes toward tobacco products, an increased emphasis on the public health aspects of consumption of tobacco products, an increase in excise and other taxes on cigarettes and a constant expansion of tobacco regulations in a number of countries have contributed significantly to this worldwide decline in consumption. Consumption of chewing tobacco and moist snuff is concentrated primarily in the United States. Domestic consumption of chewing tobacco products has declined by approximately 5% per year over the past five years. Moist snuff consumption has increased approximately 6% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco. Declines in tobacco product consumption have an indirect, negative effect on Mafco Worldwide’s sales to the tobacco industry.
     Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. On June 22, 2009, the United States government enacted the Family Smoking Prevention and Tobacco Control Act, which provides greater regulatory oversight for the manufacture of tobacco products, including the ability to regulate tobacco product additives. The United States Food & Drug Administration will now have the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the

M & F Worldwide Corp. and Subsidiaries
United States. Recent foreign tobacco legislation has included restrictions on where tobacco may be sold and used, imposition of warning labels and other graphic packaging images, product constituent limitations and a general increase in taxes.
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
     The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the United States government enacted the State Children’s Health Insurance Program (SCHIP). The health programs in this legislation are being funded by raising the federal tax on cigarettes to $1.00 per pack from the previous $0.39 per pack and by significantly increasing federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also pending in both the United States and in foreign countries.
Restructuring
     Harland Clarke Holdings has taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and other cost savings. Past restructuring actions have related to both acquisitions and ongoing cost reduction initiatives and have included manufacturing plant closures, contact center closures and workforce rationalization. Harland Clarke Holdings anticipates future restructuring actions, where appropriate, to realize process efficiencies, to continue to align our cost structure with business needs and remain competitive in the marketplace. Harland Clarke Holdings expects to incur severance and severance-related costs, facilities closures costs and other costs such as inventory write-offs, training, hiring and travel in connection with future restructuring actions.
Consolidated Operating Results
     The Company has organized its businesses along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     The operating results for the three months ended June 30, 2009, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Transaction Holdings business in the Harland Clarke segment from December 31, 2008, the date of the Transaction Holdings Acquisition.
Net Revenues:

	Three Months Ended June 30,
$ in millions	2009	2008
Consolidated Net Revenues:
Harland Clarke segment	$306.3	$329.0
Harland Financial Solutions segment	69.7	73.9
Scantron segment	50.7	54.7
Licorice Products segment	25.5	27.5
Eliminations	(0.3)	(0.2)

Total	$451.9	$484.9

M & F Worldwide Corp. and Subsidiaries
     Net revenues decreased by $33.0 million, or 6.8%, to $451.9 million in the 2009 period from $484.9 million in the 2008 period.
     Net revenues for the Harland Clarke segment decreased by $22.7 million, or 6.9%, to $306.3 million in the 2009 period from $329.0 million in the 2008 period. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn. Declines in volumes were partially offset by increased revenues per unit. Additionally, there was $0.1 million of revenue for contract termination fees in the 2009 period compared to $2.2 million in the 2008 period.
     Net revenues for the Harland Financial Solutions segment decreased by $4.2 million, or 5.7%, to $69.7 million in the 2009 period from $73.9 million in the 2008 period. Net revenues from the risk management product lines increased $0.6 million in the 2009 period compared to the 2008 period. The increase was primarily due to organic growth in lending products. Net revenues from the enterprise solutions product lines decreased $4.8 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in license, hardware and professional services revenues, which the Company believes were partially affected by the economic downturn.
     Net revenues for the Scantron segment decreased by $4.0 million, or 7.3%, to $50.7 million in the 2009 period from $54.7 million in the 2008 period. The decrease was primarily due to sales declines in hardware and forms products, which the Company believes were partially affected by the economic downturn. Declines were partially offset by organic growth in software products.
     Net revenues for the Licorice Products segment decreased by $2.0 million, or 7.3%, to $25.5 million in the 2009 period from $27.5 million in the 2008 period. Pure licorice derivative sales decreased by $0.3 million and sales of licorice extract to the worldwide tobacco industry decreased by $1.8 million, primarily as the result of a decline in shipment volumes to licorice derivative and tobacco customers. Sales of licorice extract to non-tobacco customers increased by $0.1 million as a result of price increases, partially offset by lower shipment volumes and the unfavorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the stronger dollar in the 2009 period versus the 2008 period. The decline in shipment volumes for the 2009 period compared to the 2008 period for all of Mafco Worldwide’s products was primarily the result of order shipment timing, continued worldwide consumption declines in tobacco products using licorice and the continued rationalization of inventories by Altria, Inc. (“Altria”) and Philip Morris International, Inc. (“PMI”) subsequent to Altria’s spin-off of PMI in 2008.
Cost of Revenues:

	Three Months Ended June 30,
$ in millions	2009	2008
Consolidated Cost of Revenues:
Harland Clarke segment	$190.5	$204.1
Harland Financial Solutions segment	29.5	30.5
Scantron segment	29.1	33.5
Licorice Products segment	14.4	14.5
Eliminations	(0.3)	(0.2)

Total	$263.2	$282.4

     Cost of revenues decreased by $19.2 million, or 6.8%, to $263.2 million in the 2009 period from $282.4 million in the 2008 period.
     Cost of revenues for the Harland Clarke segment decreased by $13.6 million, or 6.7%, to $190.5 million in the 2009 period from $204.1 million in the 2008 period. The decrease was primarily due to lower volumes, which resulted in a decrease in delivery expenses and materials costs. Cost of revenues was also lower due to labor cost reductions, and decreases in depreciation, maintenance and travel expenses. These decreases were partially offset by inflation in materials and delivery expenses as well as an increase in the amortization of intangible assets of $1.0 million. Cost of

M & F Worldwide Corp. and Subsidiaries
revenues as a percentage of revenues for the Harland Clarke segment was 62.2% in the 2009 period as compared to 62.0% in the 2008 period.
     Cost of revenues for the Harland Financial Solutions segment decreased by $1.0 million, or 3.3%, to $29.5 million in the 2009 period from $30.5 million in the 2008 period. The decrease was primarily due to decreases in hardware and third-party license costs. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.3% in the 2009 period as compared to 41.3% in the 2008 period.
     Cost of revenues for the Scantron segment decreased by $4.4 million, or 13.1%, to $29.1 million in the 2009 period from $33.5 million in the 2008 period. The decrease was primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities and volume declines. Cost of revenues as a percentage of revenues for the Scantron segment was 57.4% in the 2009 period as compared to 61.2% in the 2008 period.
     Cost of revenues for the Licorice Products segment was $14.4 million in the 2009 period and $14.5 million in the 2008 period, a decrease of $0.1 million, or 0.7%. This decrease was due to the decrease in sales partially offset by increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 56.5% in the 2009 period as compared to 52.7% in the 2008 period.
Selling, General and Administrative Expenses:

	Three Months Ended June 30,
$ in millions	2009	2008
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$52.4	$61.4
Harland Financial Solutions segment	28.2	34.1
Scantron segment	13.2	16.1
Licorice Products segment	3.2	2.8
Corporate	8.1	7.9

Total	$105.1	$122.3

     Selling, general and administrative expenses decreased by $17.2 million, or 14.1%, to $105.1 million in the 2009 period from $122.3 million in the 2008 period.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $9.0 million, or 14.7%, to $52.4 million in the 2009 period from $61.4 million in the 2008 period. The decrease was primarily due to labor cost reductions and decreases in travel and integration-related expenses. The decrease was partially offset by an increase in depreciation due to integration-related capital expenditures in 2008. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.1% in the 2009 period as compared to 18.7% in the 2008 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $5.9 million, or 17.3%, to $28.2 million in the 2009 period from $34.1 million in the 2008 period. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy and travel expenses. Selling, general and administrative expenses in the 2009 and 2008 periods included charges of $1.1 million and $2.6 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 40.5% in the 2009 period as compared to 46.1% in the 2008 period.
     Selling, general and administrative expenses for the Scantron segment decreased $2.9 million, or 18.0%, to $13.2 million in the 2009 period from $16.1 million in the 2008 period. The decrease was primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities and a decrease in integration-

M & F Worldwide Corp. and Subsidiaries
related expenses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.0% in the 2009 period as compared to 29.4% in the 2008 period.
     Selling, general and administrative expenses for the Licorice Products segment increased to $3.2 million in the 2009 period from $2.8 million in the 2008 period as a result of lower income earned on the Company’s overfunded pension plan, an increase in compensation expense and an increase in foreign currency transaction losses. Selling, general and administrative expenses as a percentage of revenues for the Licorice Product segment was 12.5% in the 2009 period as compared to 10.2% in the 2008 period.
     Corporate selling, general and administrative expenses increased slightly to $8.1 million in the 2009 period from $7.9 million in the 2008 period.
Restructuring Costs
     During 2007 and 2008, as a result of acquisition activity, the Company adopted plans to restructure its businesses. These plans focused on improving operating margins through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. As a result of the economic downturn and the sales decline experienced in recent periods, the Company adopted further restructuring plans during 2008 and 2009 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
     For the three months ended June 30, 2009, the Company recorded restructuring costs of $11.1 million for the Harland Clarke segment, $0.8 million for the Harland Financial Solutions segment and $1.7 million for the Scantron segment related to these plans. For the three months ended June 30, 2008, the Company recorded restructuring costs of $0.4 million for the Harland Clarke segment, $2.9 million for the Harland Financial Solutions segment and $0.6 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.4 million in the 2009 period as compared to $0.6 million in the 2008 period. The decrease in interest income was primarily due to lower interest rates on investments in cash equivalents in the 2009 period as compared to the 2008 period partially offset by higher cash balances available for investment in the 2009 period as compared to the 2008 period and interest income on notes receivable from a related party in the 2009 period.
Interest Expense
     Interest expense was $36.2 million in the 2009 period as compared to $45.1 million in the 2008 period. The decrease in interest expense was largely due to lower effective interest rates and also a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $24.2 million by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $14.6 million, resulting in a gain of $8.9 million after the write-off of $0.7 million of unamortized deferred financing fees related to the extinguished debt.
Other (Expense) Income, Net
     Other (expense) income, net was an expense of $0.1 million in the 2009 period as compared to income of $0.3 million in the 2008 period. These amounts primarily relate to non-recurring miscellaneous income and expenses.

M & F Worldwide Corp. and Subsidiaries
Provision for Income Taxes
     The Company’s effective tax rate was 32.3% in the 2009 period and 42.1% in the 2008 period. The change was primarily due to the effects of a release of a reserve for uncertain tax positions as well as state and local taxes, the domestic production activities deduction and foreign losses.
Extraordinary Gain
     The 2008 period included an extraordinary gain of $0.7 million, resulting from an amendment in May 2008 to a purchase agreement for an acquisition, which reduced the total consideration paid below the value of the assets acquired after reducing long-lived assets to zero.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     The operating results for the six months ended June 30, 2009, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Transaction Holdings business in the Harland Clarke segment from December 31, 2008, the date of the Transaction Holdings Acquisition. The operating results for the Scantron segment include Data Management operations from February 22, 2008, the date of the Data Management Acquisition.
Net Revenues:

	Six Months Ended June 30,
$ in millions	2009	2008
Consolidated Net Revenues:
Harland Clarke segment	$621.4	$661.1
Harland Financial Solutions segment	138.9	145.1
Scantron segment	105.1	96.3
Licorice Products segment	51.2	55.0
Eliminations	(0.4)	(0.6)

Total	$916.2	$956.9

     Net revenues decreased by $40.7 million, or 4.3%, to $916.2 million in the 2009 period from $956.9 million in the 2008 period. The Data Management Acquisition accounted for an increase of $14.6 million in net revenues.
     Net revenues for the Harland Clarke segment decreased by $39.7 million, or 6.0%, to $621.4 million in the 2009 period from $661.1 million in the 2008 period. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn, as well as one less production day in the 2009 period. Declines in volumes were partially offset by increased revenues per unit. Additionally, there was $0.4 million of revenue for contract termination fees in the 2009 period compared to $2.2 million in the 2008 period.
     Net revenues for the Harland Financial Solutions segment decreased by $6.2 million, or 4.3%, to $138.9 million in the 2009 period from $145.1 million in the 2008 period. Net revenues from the risk management product lines increased $0.4 million in the 2009 period compared to the 2008 period. The increase was primarily due to organic growth in lending products, partially offset by declines in mortgage products. Net revenues from the enterprise solutions product lines decreased $6.6 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in license, hardware and professional services revenues, which the Company believes were partially affected by the economic downturn.
     Net revenues for the Scantron segment increased by $8.8 million, or 9.1%, to $105.1 million in the 2009 period from

M & F Worldwide Corp. and Subsidiaries
$96.3 million in the 2008 period. The Data Management Acquisition accounted for an increase of $14.6 million. The remaining $5.8 million decrease was a result of sales declines in hardware and forms products, which the Company believes were partially affected by the economic downturn, partially offset by organic growth in software products.
     Net revenues for the Licorice Products segment decreased by $3.8 million, or 6.9%, to $51.2 million in the 2009 period from $55.0 million in the 2008 period. Pure licorice derivative sales decreased by $0.7 million and sales of licorice extract to the worldwide tobacco industry decreased by $2.4 million, primarily as the result of a decline in shipment volumes to licorice derivative and tobacco customers. Sales of licorice extract to non-tobacco customers decreased by $0.7 million as a result of lower shipment volumes and the unfavorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the stronger dollar in the 2009 period versus the 2008 period, which were not fully offset by price increases. The decline in shipment volumes for the 2009 period compared to the 2008 period for all of Mafco Worldwide’s products was primarily the result of order shipment timing, continued worldwide consumption declines in tobacco products using licorice and the continued rationalization of inventories by Altria and PMI subsequent to Altria’s spin-off of PMI in 2008.
Cost of Revenues:

	Six Months Ended June 30,
$ in millions	2009	2008
Consolidated Cost of Revenues:
Harland Clarke segment	$391.3	$419.5
Harland Financial Solutions segment	59.5	60.9
Scantron segment	59.5	56.3
Licorice Products segment	28.4	29.3
Eliminations	(0.4)	(0.6)

Total	$538.3	$565.4

     Cost of revenues decreased by $27.1 million, or 4.8%, to $538.3 million in the 2009 period from $565.4 million in the 2008 period. The Data Management Acquisition accounted for an increase of $9.4 million in cost of revenues.
     Cost of revenues for the Harland Clarke segment decreased by $28.2 million, or 6.7%, to $391.3 million in the 2009 period from $419.5 million in the 2008 period. The decrease was primarily due to lower volumes, which resulted in a decrease in delivery expenses and materials costs and one less production day in the 2009 period. Cost of revenues were also lower due to labor cost reductions and decreases in depreciation, maintenance and travel expenses. These decreases were partially offset by inflation in materials and delivery expenses as well as an increase in the amortization of intangible assets of $2.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.0% in the 2009 period as compared to 63.5% in the 2008 period.
     Cost of revenues for the Harland Financial Solutions segment decreased by $1.4 million, or 2.3%, to $59.5 million in the 2009 period from $60.9 million in the 2008 period. The decrease was primarily due to decreases in hardware and third-party license costs as well as a decrease in the amortization of intangible assets of $0.2 million. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.8% in the 2009 period as compared to 42.0% in the 2008 period.
     Cost of revenues for the Scantron segment increased by $3.2 million, or 5.7%, to $59.5 million in the 2009 period from $56.3 million in the 2008 period. The increase was primarily due to the Data Management Acquisition, which accounted for an increase of $9.4 million. The remaining $6.2 million decrease was primarily due to cost reductions related to the Data Management Acquisition, other restructuring activities and volume declines. Cost of revenues as a percentage of revenues for the Scantron segment was 56.6% in the 2009 period as compared to 58.5% in the 2008 period.

M & F Worldwide Corp. and Subsidiaries
     Cost of revenues for the Licorice Products segment was $28.4 million in the 2009 period and $29.3 million in the 2008 period, a decrease of $0.9 million, or 3.1%. The decrease was due to the decrease in sales partially offset by increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 55.5% in the 2009 period as compared to 53.3% in the 2008 period.
Selling, General and Administrative Expenses:

	Six Months Ended June 30,
$ in millions	2009	2008
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$108.5	$124.4
Harland Financial Solutions segment	57.6	68.5
Scantron segment	29.0	28.2
Licorice Products segment	6.5	5.6
Corporate	13.3	14.1

Total	$214.9	$240.8

     Selling, general and administrative expenses decreased by $25.9 million, or 10.8%, to $214.9 million in the 2009 period from $240.8 million in the 2008 period. The Data Management Acquisition accounted for an increase of $3.3 million in selling, general and administrative expenses.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $15.9 million, or 12.8%, to $108.5 million in the 2009 period from $124.4 million in the 2008 period. The decrease was primarily due to labor cost reductions and decreases in integration-related and travel expenses, partially offset by an increase in depreciation expense due to integration-related capital expenditures in 2008. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.5% in the 2009 period as compared to 18.8% in the 2008 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $10.9 million, or 15.9%, to $57.6 million in the 2009 period from $68.5 million in the 2008 period. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy, travel and depreciation expenses. Selling, general and administrative expenses in the 2009 and 2008 periods included charges of $2.1 million and $5.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 41.5% in the 2009 period as compared to 47.2% in the 2008 period.
     Selling, general and administrative expenses for the Scantron segment increased $0.8 million, or 2.8%, to $29.0 million in the 2009 period from $28.2 million in the 2008 period. The increase was due to the Data Management Acquisition, which accounted for an increase of $3.3 million. The remaining $2.5 million decrease was primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities and a decrease in integration-related expenses. In the 2009 period, the Scantron segment incurred approximately $1.3 million in one-time expenses related to a contractual obligation owing to a former employee upon termination of employment. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 27.6% in the 2009 period as compared to 29.3% in the 2008 period.
     Selling, general and administrative expenses for the Licorice Products segment increased $0.9 million, or 16.1%, to $6.5 million in the 2009 period from $5.6 million in the 2008 period. The increase was due to lower income earned on the Company’s overfunded pension plan, an increase in compensation expense and an increase in foreign currency transaction losses. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 12.7% in the 2009 period as compared to 10.2% in the 2008 period.

M & F Worldwide Corp. and Subsidiaries
     Corporate selling, general and administrative expenses decreased $0.8 million, or 5.7%, to $13.3 million in the 2009 period from $14.1 million in the 2008 period, primarily due to lower professional fees.
Restructuring Costs
     During 2007 and 2008, as a result of acquisition activity, the Company adopted plans to restructure its businesses. These plans focused on improving operating margins through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. As a result of the economic downturn and the sales decline experienced in recent periods, the Company adopted further restructuring plans during 2008 and 2009 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
     For the six months ended June 30, 2009, the Company recorded restructuring costs of $18.4 million for the Harland Clarke segment, $3.2 million for the Harland Financial Solutions segment and $3.1 million for the Scantron segment related to these plans. For the six months ended June 30, 2008, the Company recorded restructuring costs of $0.8 million for the Harland Clarke segment, $2.9 million for the Harland Financial Solutions segment and $1.6 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.9 million in the 2009 period as compared to $2.8 million in the 2008 period. The decrease in interest income was primarily due to higher cash balances available for investment in cash equivalents in the 2008 period up to the date of the Data Management Acquisition as compared to the 2009 period and lower interest rates on investments in cash equivalents in the 2009 period as compared to the 2008 period, partially offset by interest income on notes receivable from a related party in the 2009 period.
Interest Expense
     Interest expense was $74.8 million in the 2009 period as compared to $96.6 million in the 2008 period. The decrease in interest expense was largely due to lower effective interest rates and also a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $114.7 million by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7 million, resulting in a gain of $61.5 million after the write-off of $3.5 million of unamortized deferred financing fees related to the extinguished debt.
Other (Expense) Income, Net
     Other (expense) income, net was income of $0.8 million in the 2009 period as compared to income of $1.3 million in the 2008 period. The income in the 2009 period was due to the favorable settlement of a claim against the Company related to a previously owned business. The income in the 2008 period was primarily attributable to an insurance settlement, partially offset by the $0.3 million write-down of an equity investment due to an other-than-temporary decline in its market value.

M & F Worldwide Corp. and Subsidiaries
Provision for Income Taxes
     The Company’s effective tax rate was 36.5% in the 2009 period and 41.2% in the 2008 period. The change was primarily due to the effects of a release of a reserve for uncertain tax positions as well as state and local taxes, the domestic production activities deduction and foreign losses.
Extraordinary Gain
     The 2008 period included an extraordinary gain of $0.7 million, resulting from an amendment in May 2008 to a purchase agreement for an acquisition, which reduced the total consideration paid below the value of the assets acquired after reducing long-lived assets to zero.
Liquidity and Capital Resources
Cash Flow Analysis
     The Company’s net cash provided by operating activities during the six months ended June 30, 2009 was $76.6 million as compared to $99.5 million during the six months ended June 30, 2008. The decrease in net cash provided by operating activities of $22.9 million was due to changes in working capital, partially offset by an increase in cash flow from operations. Working capital was negatively affected by lower incentive compensation and interest accruals in addition to higher materials and spare parts inventories.
     The Company’s net cash used in investing activities was $20.7 million during the six months ended June 30, 2009 as compared to $254.2 million during the six months ended June 30, 2008. The decrease in cash used in investing activities was primarily due to the Data Management Acquisition in the 2008 period and net repayments on a related-party note receivable in the 2009 period.
     The Company’s net cash used in financing activities was $67.0 million during the six months ended June 30, 2009 as compared to $47.5 million during the six months ended June 30, 2008. The increase in net cash used in financing activities was primarily due to cash used to extinguish $114.7 million principal amount of Harland Clarke Holdings’ 2015 Senior Notes for an aggregate purchase price of $49.7 million and a $6.5 million excess cash flow payment by Mafco Worldwide on its term loan in the 2009 period. In the 2008 period, cash used to repurchase common stock was partially offset by the issuance of short-term debt and net borrowings under the Company’s credit agreements.
     M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $15.4 million in cash and cash equivalents and $34.7 million in auction-rate securities (“ARS”), which are pledged to secure short-term debt, as of June 30, 2009. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and ARS on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.
Investments
     The Company’s investments include $34.7 million of ARS as of June 30, 2009, which are classified as available-for-sale and are recorded at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
     The ARS are securities with long-term maturities ranging between 28 and 40 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS investments collateralized by student

M & F Worldwide Corp. and Subsidiaries
loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2009 the ARS were classified as long-term investments. There were no sales of the ARS during the three and six month periods ended June 30, 2009 and 2008.
     The fair value of the ARS as of June 30, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.
The Company’s Consolidated Contractual Obligations and Commitments
     Estimated future cash payments for interest on the Company’s outstanding long-term and short-term debt decreased from $934.7 million as of December 31, 2008 to $528.8 million as of June 30, 2009, primarily due to the impact of a decrease in interest rates on the Company’s floating rate debt, the extinguishment of $114.7 million principal amount of Harland Clarke Holdings’ 2015 Senior Notes and Mafco Worldwide’s excess cash flow payment during the six months ended June 30, 2009. Other contractual obligations and commitments have not changed materially since December 31, 2008. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 with respect to the Company’s other contractual obligations and commitments.
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
Harland Clarke Holdings
     In addition to normal operating cash, working capital requirements and service of indebtedness, Harland Clarke Holdings also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:
•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2009 and 2008, Harland Clarke Holdings incurred $23.0 million and $26.7 million of capital expenditures and $0.2 million and $0.3 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the six months ended June 30, 2009 and 2008, Harland Clarke Holdings made $26.7 million and $26.2 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings’ historical operations, as well as related to

M & F Worldwide Corp. and Subsidiaries
the Data Management Acquisition and the Transaction Holdings Acquisition. During the six months ended June 30, 2009 and 2008, Harland Clarke Holdings made $19.1 million and $11.9 million of payments for restructuring, respectively.
     The Company may also, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During the six months ended June 30, 2009, Harland Clarke Holdings extinguished debt with a total principal amount of $114.7 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7 million.
Mafco Worldwide
     In addition to normal operating cash, working capital requirements and service of indebtedness, Mafco Worldwide also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.
•	Capital Expenditures. During the six months ended June 30, 2009 and 2008, Mafco Worldwide incurred $0.6 million and $0.4 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.
Cash Flow Risks
     Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay debt or fund other liquidity needs. As of June 30, 2009, Harland Clarke Holdings had $87.6 million of availability under its revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit) and Mafco Worldwide had $14.7 million of availability under its revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). The Company may also use the revolving credit facilities to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital, or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.
     Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At June 30, 2009, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice

M & F Worldwide Corp. and Subsidiaries
root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.
Critical Accounting Policies and Estimates
     Reference is made to the Company’s Critical Accounting Policies and Estimates described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed on February 27, 2009 with the United States Securities and Exchange Commission (“SEC”) which is available on the SEC’s website at www.sec.gov, except as noted below.
Investments
     The Company has investments classified as available-for-sale securities, consisting primarily of auction rate debt securities (“ARS”) backed by student loans, which are stated at fair value.
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
     Effective April 1, 2009, the Company adopted new accounting guidance for determining whether an impairment is other-than-temporary for debt securities. The Company assesses whether it: (a) intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis, or (b) does not expect recovery of the entire cost basis of the security. If either of these criteria is met, an other-than-temporary impairment is considered to have occurred and the entire difference between amortized cost and fair value of the security is recognized in earnings. For securities that do not meet the aforementioned criteria, the other-than-temporary impairment is separated into the amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the amount related to all other factors, such as changing interest rates or lack of liquidity, which is recognized in other comprehensive income. The previous amortized cost basis less the credit losses recognized in earnings will become the new amortized cost basis of the Company’s investments in debt securities. If upon subsequent evaluation, there is an increase in present value of the cash flows expected to be collected or if actual cash flows collected are greater than previously estimated, these changes will be accounted as a prospective adjustment to the accretable yield.
     See Note 2 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q regarding the impact of other recent accounting pronouncements adopted by the Company on the Company’s financial condition and results of operations.
Forward-Looking Statements
     This quarterly report on Form 10-Q for the quarter ended June 30, 2009, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in

M & F Worldwide Corp. and Subsidiaries
reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:
•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries, Mafco Worldwide and its subsidiaries and M & F Worldwide;

•	further adverse changes in or worsening of general economic and market conditions, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’, Mafco Worldwide’s and M & F Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors, and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes, or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

M & F Worldwide Corp. and Subsidiaries
•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts in additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
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

M & F Worldwide Corp. and Subsidiaries
     At June 30, 2009, Harland Clarke Holdings had $1,764.0 million of term loans outstanding under its credit agreement, $12.4 million of letters of credit outstanding under its revolving credit facility, $229.0 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. At June 30, 2009, Mafco Worldwide had $59.2 million of term loans outstanding under its credit agreement and $0.3 million of letters of credit outstanding under its revolving credit facility. At June 30, 2009, M & F Worldwide had $26.3 million of short-term debt outstanding. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at June 30, 2009 would have resulted in an increase or decrease in its interest expense for the six months ended June 30, 2009 of approximately $1.1 million, excluding the impact of the interest rate derivative transactions discussed below.
     In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2007 and 2009 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $855.0 million currently outstanding, as further described in the notes to the consolidated financial statements included elsewhere in this quarterly report. The Harland Clarke Holdings’ derivatives currently swap the underlying variable rate for fixed rates ranging from 2.353% to 5.362%.
     Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2009.
     The Company’s investments include $34.7 million of ARS as of June 30, 2009, which are classified as available-for-sale and are recorded at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
     The ARS are securities with long-term maturities ranging from 28 to 40 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS investments collateralized by student loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2009 the ARS were classified as long-term investments.
     The fair value of the ARS as of June 30, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.
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

M & F Worldwide Corp. and Subsidiaries
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

M & F Worldwide Corp. and Subsidiaries
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Mr. Kitson and BOE have reached a tentative settlement of the claims against BOE, but the settlement remains subject to the approval of the District Court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.
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
Item 1A. Risk Factors
     There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 during the three months ended June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     There was no event of default upon senior securities during the three months ended June 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s Annual Meeting of Stockholders was held on May 21, 2009.

(b)	Item not required to be presented.

(c)	At the Annual Meeting of Stockholders, the following matters were voted upon: the election of four individuals to the Board of Directors of the Company for terms expiring in 2012; the ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for 2009; and the approval of the Company’s 2003 Stock Incentive Plan for purposes of allowing compensation paid pursuant to the Plan to be deductible under Section 162(m) of the Internal Revenue Code of 1986.

M & F Worldwide Corp. and Subsidiaries
     The results of the voting on matters presented at the Company’s Annual Meeting of Stockholders were as follows:
Description

Election of Directors:	Votes For	Votes Withheld
Charles T. Dawson	15,502,636	2,694,060
Paul M. Meister	15,500,409	2,696.287
Barry F. Schwartz	15,455,253	2,741,443
Carl B. Webb	15,468,919	2,727,777
     There were no abstentions or broker non-votes in the election of the Directors.
Description

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes
Ratification of Auditors for 2009	18,144,789	27,290	24,617	—
Approval of the Company’s 2003 Stock Incentive Plan for 162(m) purposes	13,368,114	86,402	6,017	4,736,163
     (d) Item not required to be presented.
Item 5. Other Information
     No additional information need be presented.
Item 6. Exhibits

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 7, 2009.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 7, 2009.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 7, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 7, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: August 7, 2009	By:	/s/ Paul G. Savas
Paul G. Savas
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2009	By:	/s/ Alison M. Horowitz
Alison M. Horowitz
Vice President, Treasurer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 7, 2009.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 7, 2009.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 7, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 7, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.