Form 10-Q
period 2009-09-30
M & F WORLDWIDE CORP
filed 2009-11-06
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐   No ☑
As of September 30, 2009, there were 19,333,931 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 946,000 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2009

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$170.3	$102.2
Accounts receivable (net of allowances of $3.3 and $2.9)	141.9	144.0
Inventories	140.5	127.1
Income taxes receivable	0.5	9.0
Deferred tax assets	24.6	24.7
Prepaid expenses and other current assets	65.9	52.4

Total current assets	543.7	459.4
Property, plant and equipment	388.7	362.2
Less accumulated depreciation	(208.5)	(170.0)

Property, plant and equipment, net	180.2	192.2
Goodwill	1,510.1	1,509.1
Other intangible assets, net	1,364.2	1,438.3
Pension asset	11.3	11.2
Contract acquisition payments, net	35.0	39.8
Investments in auction-rate securities	34.8	33.6
Other assets	86.9	99.5

Total assets	$3,766.2	$3,783.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$52.9	$60.1
Deferred revenues	113.5	103.8
Short-term debt	26.3	26.3
Current maturities of long-term debt	24.5	26.7
Accrued liabilities:
Salaries, wages and employee benefits	58.5	72.9
Income and other taxes payable	20.3	13.9
Customer incentives	26.2	25.7
Other current liabilities	47.3	59.6

Total current liabilities	369.5	389.0
Long-term debt	2,298.9	2,429.6
Deferred tax liabilities	485.7	480.5
Other liabilities	103.4	103.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at September 30, 2009 and December 31, 2008	0.2	0.2
Additional paid-in capital	74.3	73.3
Treasury stock at cost; 4,541,900 shares at September 30, 2009 and December 31, 2008	(106.6)	(106.6)
Retained earnings	553.9	437.2
Accumulated other comprehensive loss, net of taxes:
Currency translation adjustment	7.2	4.5
Funded status of benefit plans	(8.9)	(9.0)
Derivative fair-value adjustment	(11.0)	(16.6)
Unrealized gains (losses) on investments, net	(0.4)	(2.7)

Total accumulated other comprehensive loss, net of taxes	(13.1)	(23.8)

Total stockholders’ equity	508.7	380.3

Total liabilities and stockholders’ equity	$3,766.2	$3,783.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Product revenues, net	$379.3	$404.6	$1,145.5	$1,214.7
Service revenues, net	71.4	77.7	221.4	224.5

Total net revenues	450.7	482.3	1,366.9	1,439.2
Cost of products sold	222.4	247.0	682.8	736.2
Cost of services provided	36.4	40.7	114.3	116.9

Total cost of revenues	258.8	287.7	797.1	853.1

Gross profit	191.9	194.6	569.8	586.1
Selling, general and administrative expenses	96.0	116.5	310.9	357.3
Restructuring costs	4.3	1.4	29.0	6.7

Operating income	91.6	76.7	229.9	222.1
Interest income	0.3	0.7	1.2	3.5
Interest expense	(33.2)	(46.4)	(108.0)	(143.0)
Gain on early extinguishment of debt	0.5	—	62.0	—
Other (expense) income, net	(0.1)	—	0.7	1.3

Income before income taxes and extraordinary gain	59.1	31.0	185.8	83.9
Provision for income taxes	22.6	10.9	68.9	32.7

Net income before extraordinary gain	36.5	20.1	116.9	51.2
Extraordinary gain	—	—	—	0.7

Net income	$36.5	$20.1	$116.9	$51.9

Earnings per common share before extraordinary gain:
Basic	$1.89	$1.04	$6.05	$2.48

Diluted	$1.88	$1.04	$6.02	$2.48

Extraordinary gain per common share:
Basic	$—	$—	$—	$0.04

Diluted	$—	$—	$—	$0.04

Earnings per common share:
Basic	$1.89	$1.04	$6.05	$2.52

Diluted	$1.88	$1.04	$6.02	$2.52

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income	$116.9	$51.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44.9	52.1
Amortization of intangible assets	77.2	73.3
Amortization of deferred financing fees	5.4	6.2
Gain on early extinguishment of debt	(62.0)	—
Restricted stock amortization	1.0	1.2
Asset impairments	0.1	1.0
Deferred income taxes	0.6	(22.6)
Tax benefits from stock options exercised	—	(11.0)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	1.3	(20.9)
Inventories	(12.5)	(7.5)
Prepaid expenses and other assets	(13.1)	(1.1)
Pension asset	(0.1)	(1.0)
Contract acquisition payments, net	4.8	6.9
Accounts payable and accrued liabilities	(24.6)	(3.8)
Deferred revenues	10.8	8.1
Income and other taxes	15.0	23.0
Other, net	5.4	0.3

Net cash provided by operating activities	171.1	156.1
Investing activities
Purchase of Data Management	—	(223.3)
Investment in related party notes receivable	—	(14.4)
Net repayments of related party notes receivable	5.2	1.6
Proceeds from sale of property, plant and equipment	0.5	3.5
Redemption of auction-rate securities	—	1.9
Capital expenditures	(32.3)	(39.0)
Capitalized interest	(0.2)	(0.5)
Other, net	(3.2)	(3.9)

Net cash used in investing activities	(30.0)	(274.1)
Financing activities
Tax benefits from stock options exercised	—	11.0
Purchase of notes	(50.6)	—
Repurchase of common stock	—	(91.8)
Borrowings on credit agreements and other borrowings	—	62.0
Repayments of credit agreements and other borrowings	(21.9)	(77.1)
Proceeds from issuance of short-term debt	—	27.2
Repayments of short-term debt	—	(0.5)
Other, net	(0.6)	—

Net cash used in financing activities	(73.1)	(69.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)

Net increase (decrease) in cash and cash equivalents	68.1	(187.4)
Cash and cash equivalents at beginning of period	102.2	265.1

Cash and cash equivalents at end of period	$170.3	$77.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$104.6	$122.5
Income taxes, net of refunds	56.7	34.1
See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)
1. Description of Business and Basis of Presentation
     M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect, wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”) and Mafco Worldwide Corporation (“Mafco Worldwide”). At September 30, 2009, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.
     The Company has organized its business and corporate structure along the following four business segments: Harland Clarke, Harland Financial Solutions, Scantron and Licorice Products.
     The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for their clients, including sales and ordering services for checks and related products and services, customer care, banking support and marketing services.
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
     Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company and has no independent assets and no operations at September 30, 2009. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several.
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
Subsequent Events
     The Company has considered subsequent events through November 6, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.
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
Recently Adopted Accounting Pronouncements
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
     The Company adopted the amended guidance for other-than-temporary impairments effective April 1, 2009 (see Note 17). The adoption resulted in a cumulative effect adjustment as of April 1, 2009 to reclassify credit losses related to auction-rate debt securities (“ARS”) of $0.2, net of taxes of $0.1, previously recognized as a component of accumulated other comprehensive loss to retained earnings. The Company will continue to estimate the present value of cash flows expected to be collected over the life of its investments in debt securities. If upon subsequent evaluation, there is a

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
decrease in present value of the cash flows expected to be collected (for example, in the case of a credit rating decline), the Company will recognize additional credit losses in earnings, and any amounts related to other factors in its comprehensive income, net of applicable taxes. The previous amortized cost basis less the credit losses recognized in earnings will become the new amortized cost basis of the Company’s investments in debt securities. If upon subsequent evaluation, there is an increase in present value of the cash flows expected to be collected or if actual cash flows collected are greater than previously estimated, these changes will be accounted as a prospective adjustment to the accretable yield. In addition, the Company will continue to assess whether (a) it has the intent to sell its debt securities or (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery. If the Company’s assessment indicates that either of these conditions are met, additional impairments may be recognized in earnings.
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
Recently Issued Accounting Pronouncements
     In August 2009, the FASB issued new guidance for measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain valuation techniques. It also clarifies that an entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. The new guidance is effective for the first reporting period after its issuance, which is the fourth quarter of 2009 for the Company. The new guidance is not expected to have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.
     In October 2009, the FASB issued new guidance for certain arrangements that include software elements. The new guidance removes non-software components of tangible products and software components of tangible products that have software components essential to the functionality of the tangible product from the scope of software revenue recognition.
     In October 2009, the FASB issued new guidance for multiple-deliverable revenue arrangements. The new guidance requires entities to allocate revenue in a multiple-deliverable arrangement within the scope of the guidance using estimated selling prices based on a selling price hierarchy. It also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. In addition, the new guidance significantly expands qualitative and quantitative disclosure requirements for multiple-deliverable arrangements.
     The new guidance for certain arrangements that include software elements and multiple-deliverable revenue arrangements is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied retrospectively for all periods presented, or prospectively to all arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact of the new guidance on its consolidated financial condition and results of operations.

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
     Transaction Holdings’ results of operations have been included in the Company’s operations since December 31, 2008, the date of the Transaction Holdings Acquisition. The allocation of the purchase price is complete and resulted in identified intangible assets of $9.0, goodwill of $2.5 and $2.6 of net deferred tax liabilities.
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
     As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.0 and $0.4 was expensed during the three and nine months ended September 30, 2008, respectively).
     Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.0 and $0.2 was reflected as reduced revenues during the three and nine months ended September 30, 2009, respectively, and $0.3 and $0.7 was reflected as reduced revenues during the three and nine months ended September 30, 2008, respectively).
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

Pro Forma
Nine Months Ended
September 30, 2008
Net revenues	$1,456.5
Operating income	223.7
Net income	52.9
Depreciation and amortization (excluding amortization of deferred financing fees)	127.1

Basic earnings per common share	$2.59
Diluted earnings per common share	$2.59
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
     The pro forma information above includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $1.1 for the nine months ended September 30, 2008.
     The pro forma information also gives effect to certain identified cost savings totaling $0.8 in the nine months ended September 30, 2008 as if they had been implemented in their entirety at the beginning of the period presented. These cost savings pertain to the termination of certain Data Management employees for which the related liability was recognized in the purchase price allocation. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
4. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Finished goods	$36.8	$33.9
Work-in-process	10.5	10.3
Raw materials	93.2	82.9

	$140.5	$127.1

5. Assets Held For Sale
     At September 30, 2009 and December 31, 2008, assets held for sale consist of the Harland Clarke segment’s printing facility and operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to these facilities classification as assets held for sale, there have been significant changes in the real estate market. The Company continues to make appropriate changes to the marketing plan and believes these facilities will be sold within twelve months. Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.
     Assets held for sale consist of the following:

	September 30,	December 31,
	2009	2008
Land	$1.0	$1.0
Buildings and improvements	1.8	1.7

	$2.8	$2.7

6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill for the nine months ended September 30, 2009 is as follows:

Balance as of December 31, 2008	$1,509.1
Adjustments to goodwill	(0.1)
Effect of exchange rate changes	1.1

Balance as of September 30, 2009	$1,510.1

     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	September 30,	December 31,	September 30,	December 31,
	(in years)	2009	2008	2009	2008
Amortized intangible assets:
Customer relationships	3-30	$1,231.6	$1,231.8	$239.1	$171.2
Trademarks and tradenames	2-15	8.4	8.3	1.9	1.1
Software and other	2-10	63.4	60.6	25.7	18.2
Patents and patents pending	3-20	20.0	19.6	3.5	2.3

		1,323.4	1,320.3	270.2	192.8

Indefinite-lived intangible assets:
Product formulations		110.0	109.8	—	—
Trademarks and tradenames		201.0	201.0	—	—

Total other intangibles		$1,634.4	$1,631.1	$270.2	$192.8

     Amortization expense was $25.8 and $77.2 for the three and nine months ended September 30, 2009, respectively, and $24.7 and $73.3 for the three and nine months ended September 30, 2008, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Estimated aggregate amortization expense for intangible assets through December 31, 2013 is as follows:

Three months ending December 31, 2009	$25.7
Year ending December 31, 2010	100.4
Year ending December 31, 2011	93.3
Year ending December 31, 2012	86.4
Year ending December 31, 2013	76.3
     During 2008, the Company experienced declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of income for the nine months ended September 30, 2008.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Selected summarized financial information for the three months ended September 30, 2009 and 2008 was as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke(1)	Solutions	Scantron	Products	Other	Total
Product revenues, net:
Three months ended September 30, 2009	$303.7	$17.1	$33.5	$25.0	$—	$379.3
Three months ended September 30, 2008	321.6	19.1	35.6	28.3	—	404.6
Service revenues, net:
Three months ended September 30, 2009	$1.3	$50.8	$19.3	$—	$—	$71.4
Three months ended September 30, 2008	1.1	53.7	22.9	—	—	77.7
Intersegment revenues:
Three months ended September 30, 2009	$—	$—	$0.1	$—	$(0.1)	$—
Three months ended September 30, 2008	—	—	0.1	—	(0.1)	—
Operating income (loss):
Three months ended September 30, 2009	$69.4	$9.5	$11.1	$8.0	$(6.4)	$91.6
Three months ended September 30, 2008	57.0	8.0	9.0	9.1	(6.4)	76.7
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended September 30, 2009	$26.8	$6.5	$6.4	$0.4	$—	$40.1
Three months ended September 30, 2008	28.0	7.2	6.1	0.5	—	41.8
Capital expenditures (excluding capital leases):
Three months ended September 30, 2009	$5.3	$1.3	$1.4	$0.7	$—	$8.7
Three months ended September 30, 2008	6.1	1.0	4.3	0.5	—	11.9
Selected summarized financial information for the nine months ended September 30, 2009 and 2008 was as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke(1)	Solutions	Scantron(2)	Products	Other	Total
Product revenues, net:
Nine months ended September 30, 2009	$923.1	$52.4	$93.8	$76.2	$—	$1,145.5
Nine months ended September 30, 2008	980.1	58.5	92.8	83.3	—	1,214.7
Service revenues, net:
Nine months ended September 30, 2009	$3.3	$154.4	$63.7	$—	$—	$221.4
Nine months ended September 30, 2008	3.4	159.4	61.7	—	—	224.5
Intersegment revenues:
Nine months ended September 30, 2009	$—	$—	$0.5	$—	$(0.5)	$—
Nine months ended September 30, 2008	0.3	—	0.4	—	(0.7)	—
Operating income (loss):
Nine months ended September 30, 2009	$172.6	$28.1	$24.6	$24.3	$(19.7)	$229.9
Nine months ended September 30, 2008	173.4	20.8	19.2	29.2	(20.5)	222.1
Depreciation and amortization (excluding amortization of deferred financing fees):
Nine months ended September 30, 2009	$81.5	$20.0	$19.3	$1.3	$—	$122.1
Nine months ended September 30, 2008	85.2	21.7	17.1	1.4	—	125.4
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2009	$21.7	$3.4	$5.9	$1.3	$—	$32.3
Nine months ended September 30, 2008	26.9	3.4	7.8	0.9	—	39.0

(1)	Includes results of the acquired Transaction Holdings business from the date of acquisition.

(2)	Includes results of the acquired Data Management business from the date of acquisition.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
8. Comprehensive Income
     Total comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$36.5	$20.1	$116.9	$51.9
Other comprehensive income (loss):
Foreign currency translation adjustments	2.0	(4.9)	2.7	(1.0)
Changes in fair value of cash flow hedging instruments, net of tax (benefit) provision of $(0.3), $1.9, $3.7 and $3.6	(0.3)	2.9	5.6	5.6
Changes in fair value of available-for-sale securities, net of tax provision (benefit) of $0.7, $—, $1.3 and $(0.6)	0.9	(0.1)	2.1	(1.1)
Changes in unrecognized amounts included in pension obligation, net of tax provision of $—, $—, $— and $—	0.1	—	0.1	—

Comprehensive income	$39.2	$18.0	$127.4	$55.4

9. Earnings Per Share
     The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	19.3	19.2	19.3	20.4
Diluted weighted average common shares outstanding	19.4	19.2	19.3	20.4
     Common equivalent shares consisting of directors stock units and restricted stock are included in the diluted earnings per share calculations.
10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2005 through 2008 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
     The Internal Revenue Service previously commenced examinations of Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005. The Internal Revenue Service recently completed examinations of John H. Harland Company (“Harland”), a predecessor to a Company subsidiary for the tax years 2005 through May 1, 2007 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In connection with completion of the audits, Harland settled its research and development credit claims with the Internal Revenue Service. This resulted in a $5.9 reduction of the accrual for the Company’s uncertain tax positions, of which $3.4 (inclusive of interest) was recorded as a benefit in the tax provision for the nine months ended September 30, 2009.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Net periodic pension expense (income) for Mafco Worldwide’s pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.2	0.2	0.7	0.6
Expected return on plan assets	(0.4)	(0.6)	(1.2)	(1.6)
Net amortization	0.2	0.1	0.7	0.2

Net pension expense (income)	$0.1	$(0.2)	$0.5	$(0.5)

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
     Net periodic postretirement costs for these plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest cost	$0.3	$0.3	$0.8	$0.7
Net amortization	—	—	—	—

Net postretirement benefit cost	$0.3	$0.3	$0.8	$0.7

12. Short-Term Debt
     On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provides for a loan in the amount of $27.2. The loan is secured by M & F Worldwide’s investments in auction-rate securities. The Secured Loan Agreement was amended in June 2009 to extend the maturity date from June 12, 2009 to June 11, 2010 and to change the interest rate from the federal funds rate plus 1.0% to the federal funds rate plus 2.25%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events. The outstanding balance was $26.3 at both September 30, 2009 and December 31, 2008.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
13. Long-Term Debt

	September 30,	December 31,
	2009	2008
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,759.5	$1,773.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	227.4	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	310.0
Mafco Worldwide $125.0 Senior Secured Credit Facilities	59.2	65.7
Capital lease obligations and other indebtedness	6.0	2.6

	2,323.4	2,456.3
Less: current maturities	(24.5)	(26.7)

Long-term debt, net of current maturities	$2,298.9	$2,429.6

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at September 30, 2009. As of September 30, 2009, there were no outstanding borrowings under the Revolver and there was $87.5 available for borrowing (giving effect to the issuance of $12.5 of letters of credit).
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
     Under the terms of the Credit Agreement, Harland Clarke Holdings was required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bear interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, Harland Clarke Holdings entered into interest rate derivative arrangements described in “Interest Rate Hedges” below.
Harland Clarke Holdings Senior Notes due 2015
     On May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 6.0% at September 30, 2009. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Gain on Early Extinguishment of Debt
     During the nine months ended September 30, 2009, the Company extinguished debt with a total principal amount of $116.2 by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $50.6, resulting in a gain of $62.0 after the write-off of $3.6 of unamortized deferred financing fees related to the extinguished debt.
Mafco Worldwide $125.0 Senior Secured Credit Facilities
     On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 2.3% at September 30, 2009.
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
     The Mafco Worldwide term loan is repayable in quarterly installments of approximately $0.2. Due to repayments made in 2007, there were no quarterly installment requirements in 2008 and the nine months ended September 30, 2009. The Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility. On March 6, 2009, Mafco Worldwide made a $6.5 excess cash flow payment related to fiscal year 2008. As of September 30, 2009, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $14.7 available for borrowing (giving effect to the issuance of $0.3 of letters of credit).
Capital Lease Obligations and Other Indebtedness
     Harland Clarke Holdings has outstanding capital lease obligations and other indebtedness with principal balances totaling $6.0 and $2.6 at September 30, 2009 and December 31, 2008, respectively. These obligations have imputed interest rates ranging from 6.0% to 8.5% and have required payments, including interest, of $0.4 remaining in 2009, $1.4 in 2010, $1.1 in 2011, $1.1 in 2012 and $1.1 in 2013. During the nine months ended September 30, 2009, Harland Clarke Holdings entered into a capital lease and other indebtedness totaling $5.1 and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statement of cash flows.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Mafco Worldwide’s French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.2 at September 30, 2009) for working capital purposes. The subsidiary had no borrowings at September 30, 2009 and December 31, 2008.
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
     During June 2007, Harland Clarke Holdings entered into interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. The two-year hedge, which expired on June 30, 2009, swapped the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. During August 2007, Harland Clarke Holdings entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge, which expired on September 28, 2009, swapped the underlying variable rate for a fixed rate of 4.977%.
     During June 2009, Harland Clarke Holdings entered into an interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $350.0, which became effective on June 30, 2009. This hedge swaps the underlying variable rate for a fixed rate of 2.353%. During September 2009, Harland Clarke Holdings entered into an additional interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $250.0, which became effective on September 30, 2009. This hedge swaps the underlying variable rate for a fixed rate of 2.140%.
     During February 2006, Mafco Worldwide entered into an interest rate derivative transaction, which expired on March 19, 2008, in the form of a two-year non-cancelable interest rate zero-cost collar with a notional amount of $50.0 that capped the underlying variable rate at 5.25% and set a floor at 4.79%.
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		September 30,	December 31,
Derivatives designated as cash flow hedging instruments:	Balance sheet classification	2009	2008

Interest rate swaps	Other current liabilities	$9.2	$13.8
	Other liabilities	8.9	13.7
     See Note 17 for information regarding the valuation of these derivative instruments.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     These derivative instruments had no ineffective portions during the three and nine months ended September 30, 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Loss reclassified from accumulated
	Loss recognized in other		other comprehensive loss into
	comprehensive income		interest expense
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Derivatives designated as cash flow hedging instruments:	2009	2009	2009	2009
Interest rate swaps	$8.3	$15.8	$7.7	$25.2
     The Company expects to reclassify approximately $22.2 into net income as additional interest expense during the twelve months ending September 30, 2010.
     The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

Nine Months
Ended
September 30,
2009

Balance at the beginning of the period	$16.6
Amount reclassified to income, net of tax benefit of $9.8	(15.4)
Net change in fair value of interest rate swaps, net of tax benefit of $6.0	9.8

Balance at end of period	$11.0

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
     Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary commenced litigation in 1982 against a portion of these insurers in order to confirm the availability of this coverage. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of September 30, 2009, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.
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
Other
     In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. HFS removed the action to the United States District Court for the Southern District of Illinois. In February 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2. The class settlement agreement has been preliminarily approved by the District Court and the fairness hearing is scheduled for January 25, 2010. HFS’s settlement payment remains in escrow pending this approval.
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
15. Restructuring
Harland Clarke and Corporate
     During the second quarter of 2007, as a result of the Harland acquisition, the Company adopted a plan to restructure the Harland Clarke segment and Corporate, focused on improving operating margins through consolidating facilities and

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
reducing duplicative expenses. The Company’s plan primarily included workforce rationalization, facility closures, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services.
     In addition to restructuring liabilities recorded in the Harland acquisition purchase accounting, the Company also adopted plans during 2008 and 2009 to realize incremental synergies in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions. The Company also recorded restructuring liabilities in connection with the Transaction Holdings Acquisition of $1.5 in 2008. The liabilities were reduced by $0.6 in 2009, which is reflected as non-cash utilization in the table below.
     The Company expensed $1.7 and $17.0 for severance and severance-related costs and $1.7 and $4.8 for facilities closures and other costs during the three and nine months ended September 30, 2009, respectively, and expensed $0.5 and $0.9 for severance and severance-related costs and $0.1 and $0.5 for facilities closures and other costs during the three and nine months ended September 30, 2008, respectively. The Company expects to incur in future periods an additional $5.4 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2013.
     The following table details the components of the Company’s restructuring accruals under its plans established since 2007 related to the Harland Clarke segment and Corporate for the nine months ended September 30, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-Cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance
Nine months ended September 30, 2009:
Severance and severance-related	$7.4	$—	$17.0	$(19.1)	$—	$5.3
Facilities closures and other costs	2.3	—	4.8	(1.8)	(4.0)	1.3

Total	$9.7	$—	$21.8	$(20.9)	$(4.0)	$6.6

Nine months ended September 30, 2008:
Severance and severance-related	$8.5	$1.5	$0.9	$(7.7)	$—	$3.2
Facilities closures and other costs	2.9	(0.5)	0.5	(1.5)	—	1.4

Total	$11.4	$1.0	$1.4	$(9.2)	$—	$4.6

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
     During the second quarter of 2008, the Company implemented and completed a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. The plan focused on improving operating margins through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities. During the first quarter of 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product-centric organization to a functional organization in order to enhance customer support.
     The Company expensed $0.9 and $3.1 for severance and severance-related costs and $0.0 and $1.0 for facilities closures and other costs during the three and nine months ended September 30, 2009, respectively, and expensed $0.1 and $3.0 for severance and severance-related costs during the three and nine months ended September 30, 2008. The Company currently expects to incur additional costs of $0.3 related to these plans, which is subject to refinement as the reorganization progresses.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the nine months ended September 30, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance
Nine months ended September 30, 2009:
Severance and severance-related	$1.4	$—	$3.1	$(3.0)	$1.5
Facilities and other costs	0.7	—	1.0	(0.8)	0.9

Total	$2.1	$—	$4.1	$(3.8)	$2.4

Nine months ended September 30, 2008:
Severance and severance-related	$0.7	$—	$3.0	$(2.3)	$1.4
Facilities and other costs	1.7	(0.1)	—	(0.5)	1.1

Total	$2.4	$(0.1)	$3.0	$(2.8)	$2.5

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
     As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $2.2 for severance and severance-related costs and $0.1 of facilities and other costs for the consolidation of certain printing operations during the nine months ended September 30, 2008, of which $0.7 was expensed during the three months ended September 30, 2008. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the Data Management Acquisition as of March 31, 2009.
     The Company expensed $0.0 and $2.8 for severance and severance-related costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses, and $0.0 and $0.3 for facilities closures and other costs during the three and nine months ended September 30, 2009, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the nine months ended September 30, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-Cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance
Nine months ended September 30, 2009:
Severance and severance-related	$1.0	$—	$2.8	$(2.9)	$(0.1)	$0.8
Facilities and other costs	—	—	0.3	—	(0.3)	—

Total	$1.0	$—	$3.1	$(2.9)	$(0.4)	$0.8

Nine months ended September 30, 2008:
Severance and severance-related	$—	$2.5	$2.2	$(3.4)	$—	$1.3
Facilities and other costs	—	—	0.1	(0.1)	—	—

Total	$—	$2.5	$2.3	$(3.5)	$—	$1.3

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
Restricted Stock
     On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vests in equal installments on each of the first three anniversaries of the issuance date, provided that from the issuance date to each such vesting date, Mr. Perelman continues to provide services to the Company as a director, officer or consultant. The Restricted Stock will vest 100% upon the occurrence of a change in control of the Company, as defined in the Indenture (as defined in Note 13). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. The Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.3 and $1.0 related to the Restricted Stock during the three and nine months ended September 30, 2009, respectively, and $0.7 and $1.2 during the three and nine months ended September 30, 2008, respectively.
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
     The outstanding balances on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During the nine months ended September 30, 2009, Harland Clarke Holdings received $15.0 in payments and released $9.8 in draws on the revolver, bringing the principal balance of the debt to $7.0 at September 30, 2009. Interest income of $0.2 and $0.7 was recorded during the three and nine months ended September 30, 2009, respectively. Interest income of $0.3 was recorded during the three months ended September 30, 2008.
Other
     As discussed in Note 3, the Company paid $2.0 to Holdings in February 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.
     The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings’ affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $0.7 through June 2011 with interest rates ranging from 6.4% to 7.5%.
     At September 30, 2009, the Company recorded prepaid expenses and other assets of $0.8 and $0.8 and other current liabilities and other liabilities of $0.4 and $0.3, respectively, relating to the directors and officers insurance programs and financing arrangements. At December 31, 2008, the Company recorded prepaid expenses and other assets of $1.7 and $1.7, respectively, and other current liabilities and other liabilities of $0.7 and $0.6 relating to the directors and officers insurance program. The Company paid $0.6 and $0.0 to Holdings during the nine months ended September 30, 2009 and 2008, respectively, under the insurance programs, including amounts due under the financing arrangements.
17. Financial Instruments
     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, short-term debt and accrued liabilities approximate fair value. The estimated fair value of long-term debt at September 30, 2009 and December 31, 2008 was approximately $1,974.9 and $1,135.7, respectively, based on bid prices available at these respective dates. The carrying value of long-term debt at September 30, 2009 and December 31, 2008 was $2,323.4 and $2,456.3, respectively.

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
     As of September 30, 2009 and December 31, 2008, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. The marketable securities are included in investments in auction-rate securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of September 30, 2009 and December 31, 2008 were as follows:

	Balance at
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$37.0	$2.2	$—	$34.8
Liability for interest rate swaps	18.1	—	18.1	—

	Balance at
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$33.8	$0.2	$—	$33.6
Liability for interest rate swaps	27.5	—	27.5	—
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparties, adjusted for the Company’s credit risk.
     The Company’s marketable securities are classified as available-for-sale and are reported at their fair values, which were as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Balance at September 30, 2009:
Equity securities	$0.3	$2.0	$(0.1)	$2.2
ARS	37.1	—	(2.3)	34.8

Total marketable securities	$37.4	$2.0	$(2.4)	$37.0

Balance at December 31, 2008:
Equity securities	$0.3	$0.1	$(0.2)	$0.2
ARS	37.6	—	(4.0)	33.6

Total marketable securities	$37.9	$0.1	$(4.2)	$33.8

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
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2009 the ARS were classified as long-term investments. There were no sales of the ARS during the three and nine months ended September 30, 2009 and 2008.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The fair value of the ARS as of September 30, 2009 and December 31, 2008 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future principal and interest payments as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. Prior to the April 1, 2009 adoption of amended accounting guidance as discussed in Note 2, any fluctuations in fair value related to these securities that the Company deemed to be temporary, including any recoveries of previous write-downs, were recorded in accumulated other comprehensive income (loss). The Company recorded an unrealized gain of $0.2, net of taxes, in accumulated other comprehensive loss during the three months ended March 31, 2009. The Company recorded an unrealized gain that was negligible and an unrealized loss of $1.1, net of taxes, in accumulated other comprehensive loss during the three and nine months ended September 30, 2008, respectively.
     Effective April 1, 2009, under the amended guidance, the Company recognized a cumulative effect adjustment as a decrease to retained earnings of $0.2, net of taxes of $0.1, which represents a reclassification of credit losses related to available-for-sale debt securities previously recognized in accumulated other comprehensive loss. During the three and six months ended September 30, 2009, the Company recorded an unrealized gain of $0.1, net of taxes of $0.0 and $0.5, net of taxes of $0.2, respectively, in accumulated other comprehensive loss related to an increase in the fair value of ARS attributable to factors other than credit losses, such as changes in interest rates. The estimated credit losses attributable to ARS decreased by $0.0 and $0.1 during the three and six months ended September 30, 2009, respectively. Such amount is being recognized as interest income over the remaining lives of the securities and the effect on net income for the three and six months ended September 30, 2009 was insignificant. The credit loss component represents the value in the discounted cash flow calculation attributed to the amount estimated to be recovered in a potential default at each auction date for the remaining life of each security times the probability of default at each date. Forecasted probabilities of default and recovery rates are based on various factors specific to each security, including credit ratings, the nature and amount of credit enhancements related to government guarantees, and collateral ratios.
     The following table presents a roll-forward of credit losses on ARS held by the Company for which a portion of an other-than-temporary impairment is recognized in accumulated other comprehensive loss:

Balance at April 1, 2009	$0.3
Reductions of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(0.1)

Balance at September 30, 2009	$0.2

     The following table presents the Company’s marketable securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$34.7	$37.0	$33.6	$—
Transfers to Level 3	—	—	—	40.0
Par value redemption	—	(0.7)	—	(1.9)
Unrealized gain (losses) recorded in accumulated other comprehensive loss	—	0.1	—	(1.7)
Reduction in other-than-temporary impairment loss	0.1	—	1.2	—

Balance at end of period	$34.8	$36.4	$34.8	$36.4

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

M & F Worldwide Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.
Overview of Business
     M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings and Mafco Worldwide. The Company’s businesses are organized along four business segments together with a corporate group for certain support services.
     The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for their clients, including sales and ordering services for checks and related products and services, customer care, banking support and marketing services.
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
     While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks printed continues to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent quarters, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue, which are discussed in more detail in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and the relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the declines in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.
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
     The Harland Clarke segment’s operating results are also affected by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also affects revenues through the number of new checking accounts being opened. The Harland Clarke segment’s operating results have been negatively affected by slow or negative growth of, or downturns in, the United States economy. Business confidence also affects a portion of the Harland Clarke segment. In addition, as Harland Clarke’s financial institution customers fail or merge with other financial institutions, Harland Clarke may lose some or all revenues from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Clarke’s operating results.

M & F Worldwide Corp. and Subsidiaries
Harland Financial Solutions
     Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services which is based upon the information technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the FDIC and NCUA in the wake of the financial crisis, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, as Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose some or all revenues from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
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
Scantron
     While the number of tests given annually in K-12 and higher education markets continues to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron’s forms and purchase of additional hardware to process these forms. Scantron’s education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse impact on Scantron’s operating results. Data collection is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. While Scantron’s non-paper data collection business could benefit from this trend, Scantron’s paper-based data collection business could be negatively affected by this trend. Changes in the overall economy can impact the demand for data collection as companies look for ways to adjust their expenditures.
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

M & F Worldwide Corp. and Subsidiaries
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
Asset Impairments
     Changes in estimates and assumptions used in the Company’s financial projections resulting from the factors discussed above for any of the Company’s business segments could have a material impact on the fair value of goodwill, indefinite-lived intangible assets or other long-lived assets in future periods, which may result in material asset impairments, as more fully described in Item 1A, “Risk Factors — Weak economic conditions, further acceleration of check unit declines and further consumption declines in tobacco products using licorice may continue to have an adverse effect on our revenues and profitability and could result in impairment charges.”
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

M & F Worldwide Corp. and Subsidiaries
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     The operating results for the three months ended September 30, 2009, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Transaction Holdings business in the Harland Clarke segment from December 31, 2008, the date of the Transaction Holdings Acquisition.
Net Revenues:

	Three Months Ended September 30,
$ in millions	2009	2008
Consolidated Net Revenues:
Harland Clarke segment	$305.0	$322.7
Harland Financial Solutions segment	67.9	72.8
Scantron segment	52.9	58.6
Licorice Products segment	25.0	28.3
Eliminations	(0.1)	(0.1)

Total	$450.7	$482.3

     Net revenues decreased by $31.6 million, or 6.6%, to $450.7 million in the 2009 period from $482.3 million in the 2008 period.
     Net revenues for the Harland Clarke segment decreased by $17.7 million, or 5.5%, to $305.0 million in the 2009 period from $322.7 million in the 2008 period. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn. Declines in volumes were partially offset by increased revenues per unit.
     Net revenues for the Harland Financial Solutions segment decreased by $4.9 million, or 6.7%, to $67.9 million in the 2009 period from $72.8 million in the 2008 period. Net revenues from the enterprise solutions product lines decreased $3.0 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in license, hardware and professional services revenues. Additionally, there was a decrease in early termination fees in the 2009 period as compared to the 2008 period. Net revenues from the risk management product lines decreased $1.4 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in lending products. The Company believes the declines were partially affected by the economic downturn, which has negatively affected information technology purchases by financial institutions.
     Net revenues for the Scantron segment decreased by $5.7 million, or 9.7%, to $52.9 million in the 2009 period from $58.6 million in the 2008 period. The decrease was primarily due to volume declines in hardware and forms products and a decrease in service and maintenance revenues. The Company believes these product lines and services were partially affected by the economic downturn.
     Net revenues for the Licorice Products segment decreased by $3.3 million, or 11.7%, to $25.0 million in the 2009 period from $28.3 million in the 2008 period. Pure licorice derivative sales decreased by $0.6 million and sales of licorice extract to the worldwide tobacco industry decreased by $2.0 million, primarily as the result of a decline in shipment volumes to licorice derivative and tobacco customers. Sales of licorice extract to non-tobacco customers decreased by $0.7 million as a result of lower shipment volumes and the unfavorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the stronger dollar in the 2009 period versus the 2008 period, which were not fully offset by price increases. The decline in shipment volumes for the 2009 period compared to the 2008 period for all of Mafco Worldwide’s products was primarily the result of order shipment timing, continued worldwide consumption declines in tobacco products using licorice and the continued rationalization of inventories by Altria, Inc. (“Altria”) and Philip Morris International, Inc. (“PMI”) subsequent to Altria’s spin-off of PMI in 2008.

M & F Worldwide Corp. and Subsidiaries
Cost of Revenues:

	Three Months Ended September 30,
$ in millions	2009	2008
Consolidated Cost of Revenues:
Harland Clarke segment	$186.1	$206.1
Harland Financial Solutions segment	30.3	32.2
Scantron segment	28.3	32.8
Licorice Products segment	14.2	16.7
Eliminations	(0.1)	(0.1)

Total	$258.8	$287.7

     Cost of revenues decreased by $28.9 million, or 10.0%, to $258.8 million in the 2009 period from $287.7 million in the 2008 period.
     Cost of revenues for the Harland Clarke segment decreased by $20.0 million, or 9.7%, to $186.1 million in the 2009 period from $206.1 million in the 2008 period. The decrease was primarily due to lower volumes, which resulted in decreases in delivery, materials, and other variable overhead costs. Labor costs also decreased due to cost reduction and restructuring activities. Decreases in travel expenses and depreciation also contributed to the decrease in cost of revenues. These decreases were partially offset by inflation in delivery and materials expenses, as well as an increase in the amortization of intangible assets of $1.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.0% in the 2009 period as compared to 63.9% in the 2008 period.
     Cost of revenues for the Harland Financial Solutions segment decreased by $1.9 million, or 5.9%, to $30.3 million in the 2009 period from $32.2 million in the 2008 period. The decrease was primarily due to lower hardware and other third-party costs related to volume declines. Labor cost decreases related to cost reduction activities and decreases in depreciation and amortization also contributed to the decrease in cost of revenues. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 44.6% in the 2009 period as compared to 44.2% in the 2008 period.
     Cost of revenues for the Scantron segment decreased by $4.5 million, or 13.7%, to $28.3 million in the 2009 period from $32.8 million in the 2008 period. The decrease was primarily due to volume declines and cost reductions related to the Data Management Acquisition, in addition to other restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 53.5% in the 2009 period as compared to 56.0% in the 2008 period.
     Cost of revenues for the Licorice Products segment was $14.2 million in the 2009 period and $16.7 million in the 2008 period, a decrease of $2.5 million, or 15.0%. This decrease was due to the decrease in sales and a change in the mix of products sold partially offset by increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 56.8% in the 2009 period as compared to 59.0% in the 2008 period.

M & F Worldwide Corp. and Subsidiaries
Selling, General and Administrative Expenses:

	Three Months Ended September 30,
$ in millions	2009	2008
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$46.1	$59.0
Harland Financial Solutions segment	27.2	32.5
Scantron segment	13.5	16.1
Licorice Products segment	2.8	2.5
Corporate	6.4	6.4

Total	$96.0	$116.5

     Selling, general and administrative expenses decreased by $20.5 million, or 17.6%, to $96.0 million in the 2009 period from $116.5 million in the 2008 period.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $12.9 million, or 21.9%, to $46.1 million in the 2009 period from $59.0 million in the 2008 period. The decrease was primarily due to labor cost reductions and lower integration-related and travel expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 15.1% in the 2009 period as compared to 18.3% in the 2008 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $5.3 million, or 16.3%, to $27.2 million in the 2009 period from $32.5 million in the 2008 period. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy and travel expenses. Selling, general and administrative expenses in the 2009 and 2008 periods included charges of $0.8 million and $2.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 40.1% in the 2009 period as compared to 44.6% in the 2008 period.
     Selling, general and administrative expenses for the Scantron segment decreased $2.6 million, or 16.1%, to $13.5 million in the 2009 period from $16.1 million in the 2008 period. The decrease was primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities and a decrease in integration-related expenses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 25.5% in the 2009 period as compared to 27.5% in the 2008 period.
     Selling, general and administrative expenses for the Licorice Products segment increased $0.3 million, or 12.0%, to $2.8 million in the 2009 period from $2.5 million in the 2008 period as a result of lower income earned on the Company’s overfunded pension plan and an increase in foreign currency transaction losses. Selling, general and administrative expenses as a percentage of revenues for the Licorice Product segment was 11.2% in the 2009 period as compared to 8.8% in the 2008 period.
     Corporate selling, general and administrative expenses remained constant at $6.4 million in both the 2009 and 2008 periods.
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

M & F Worldwide Corp. and Subsidiaries
centers and selling, general and administrative areas by leveraging the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
     During the 2009 period, the Company recorded restructuring costs of $3.4 million for the Harland Clarke segment and $0.9 million for the Harland Financial Solutions segment related to these plans. During the 2008 period, the Company recorded restructuring costs of $0.6 million for the Harland Clarke segment, $0.1 million for the Harland Financial Solutions segment and $0.7 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.3 million in the 2009 period as compared to $0.7 million in the 2008 period. The decrease in interest income was primarily due to lower interest rates on investments in cash equivalents in the 2009 period as compared to the 2008 period, partially offset by higher cash balances available for investment in the 2009 period as compared to the 2008 period.
Interest Expense
     Interest expense was $33.2 million in the 2009 period as compared to $46.4 million in the 2008 period. The decrease in interest expense was due to lower effective interest rates and also a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $1.5 million by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $0.9 million, resulting in a gain of $0.5 million after the write-off of $0.1 million of unamortized deferred financing fees related to the extinguished debt.
Other (Expense) Income, Net
     Other (expense) income, net was an expense of $0.1 million in the 2009 period. This amount primarily relates to non-recurring miscellaneous expenses.
Provision for Income Taxes
     The Company’s effective tax rate was 38.2% in the 2009 period and 35.2% in the 2008 period. The change was primarily due to tax benefits from export activities recorded in the 2008 period.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     The operating results for the nine months ended September 30, 2009, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Transaction Holdings business in the Harland Clarke segment from December 31, 2008, the date of the Transaction Holdings Acquisition. The operating results for the Scantron segment include Data Management operations from February 22, 2008, the date of the Data Management Acquisition.

M & F Worldwide Corp. and Subsidiaries
Net Revenues:

	Nine Months Ended September 30,
$ in millions	2009	2008
Consolidated Net Revenues:
Harland Clarke segment	$926.4	$983.8
Harland Financial Solutions segment	206.8	217.9
Scantron segment	158.0	154.9
Licorice Products segment	76.2	83.3
Eliminations	(0.5)	(0.7)

Total	$1,366.9	$1,439.2

     Net revenues decreased by $72.3 million, or 5.0%, to $1,366.9 million in the 2009 period from $1,439.2 million in the 2008 period. The Data Management Acquisition accounted for an increase of $14.6 million in net revenues.
     Net revenues for the Harland Clarke segment decreased by $57.4 million, or 5.8%, to $926.4 million in the 2009 period from $983.8 million in the 2008 period. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn, as well as one less production day in the 2009 period. Declines in volumes were partially offset by increased revenues per unit. Additionally, there was $0.7 million of revenue for contract termination fees in the 2009 period compared to $2.3 million in the 2008 period.
     Net revenues for the Harland Financial Solutions segment decreased by $11.1 million, or 5.1%, to $206.8 million in the 2009 period from $217.9 million in the 2008 period. Net revenues from the enterprise solutions product lines decreased $9.5 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in license, hardware and professional services revenues. Additionally, there was a decrease in early termination fees in the 2009 period as compared to the 2008 period. Net revenues from the risk management product lines decreased $1.0 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in mortgage products, partially offset by organic growth in lending products. The Company believes the declines were partially affected by the economic downturn, which has negatively affected information technology purchases by financial institutions.
     Net revenues for the Scantron segment increased by $3.1 million, or 2.0%, to $158.0 million in the 2009 period from $154.9 million in the 2008 period. The Data Management Acquisition accounted for an increase of $14.6 million. The remaining $11.5 million decrease was a result of volume declines in hardware and forms products, partially offset by organic growth in software products. The Company believes the hardware and forms product lines were partially affected by the economic downturn.
     Net revenues for the Licorice Products segment decreased by $7.1 million, or 8.5%, to $76.2 million in the 2009 period from $83.3 million in the 2008 period. Pure licorice derivative sales decreased by $1.3 million and sales of licorice extract to the worldwide tobacco industry decreased by $4.4 million, primarily as the result of a decline in shipment volumes to licorice derivative and tobacco customers. Sales of licorice extract to non-tobacco customers decreased by $1.4 million as a result of lower shipment volumes and the unfavorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the stronger dollar in the 2009 period versus the 2008 period, which were not fully offset by price increases. The decline in shipment volumes for the 2009 period compared to the 2008 period for all of Mafco Worldwide’s products was primarily the result of order shipment timing, continued worldwide consumption declines in tobacco products using licorice and the continued rationalization of inventories by Altria and PMI subsequent to Altria’s spin-off of PMI in 2008.

M & F Worldwide Corp. and Subsidiaries
Cost of Revenues:

	Nine Months Ended September 30,
$ in millions	2009	2008
Consolidated Cost of Revenues:
Harland Clarke segment	$577.4	$625.6
Harland Financial Solutions segment	89.8	93.1
Scantron segment	87.8	89.1
Licorice Products segment	42.6	46.0
Eliminations	(0.5)	(0.7)

Total	$797.1	$853.1

     Cost of revenues decreased by $56.0 million, or 6.6%, to $797.1 million in the 2009 period from $853.1 million in the 2008 period. The Data Management Acquisition accounted for an increase of $9.4 million in cost of revenues.
     Cost of revenues for the Harland Clarke segment decreased by $48.2 million, or 7.7%, to $577.4 million in the 2009 period from $625.6 million in the 2008 period. The decrease was primarily due to lower volumes, which resulted in decreases in delivery, materials, and other variable overhead expenses, and one less production day in the 2009 period. Labor costs also decreased due to cost reduction and restructuring activities. Decreases in travel expenses and depreciation also contributed to the decrease in cost of revenues. These decreases were partially offset by inflation in delivery and materials expenses, as well as an increase in the amortization of intangible assets of $3.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.3% in the 2009 period as compared to 63.6% in the 2008 period.
     Cost of revenues for the Harland Financial Solutions segment decreased by $3.3 million, or 3.5%, to $89.8 million in the 2009 period from $93.1 million in the 2008 period. The decrease was primarily due to lower hardware and other third-party costs related to volume declines. Decreases in telecom, travel, depreciation and other overhead costs also contributed to the decrease in cost of revenues. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.4% in the 2009 period as compared to 42.7% in the 2008 period.
     Cost of revenues for the Scantron segment decreased by $1.3 million, or 1.5%, to $87.8 million in the 2009 period from $89.1 million in the 2008 period. The Data Management Acquisition accounted for an increase of $9.4 million. The remaining $10.7 million decrease was primarily due to volume declines and cost reductions related to the Data Management Acquisition, in addition to other restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 55.6% in the 2009 period as compared to 57.5% in the 2008 period.
     Cost of revenues for the Licorice Products segment was $42.6 million in the 2009 period and $46.0 million in the 2008 period, a decrease of $3.4 million, or 7.4%. The decrease was due to the decrease in sales and a change in the mix of products sold partially offset by increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 55.9% in the 2009 period as compared to 55.2% in the 2008 period.

M & F Worldwide Corp. and Subsidiaries
Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
$ in millions	2009	2008
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$154.6	$183.4
Harland Financial Solutions segment	84.8	101.0
Scantron segment	42.5	44.3
Licorice Products segment	9.3	8.1
Corporate	19.7	20.5

Total	$310.9	$357.3

     Selling, general and administrative expenses decreased by $46.4 million, or 13.0%, to $310.9 million in the 2009 period from $357.3 million in the 2008 period.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $28.8 million, or 15.7%, to $154.6 million in the 2009 period from $183.4 million in the 2008 period. The decrease was primarily due to labor cost reductions and decreases in integration-related and travel expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 16.7% in the 2009 period as compared to 18.6% in the 2008 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $16.2 million, or 16.0%, to $84.8 million in the 2009 period from $101.0 million in the 2008 period. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy, travel and depreciation expenses. Selling, general and administrative expenses in the 2009 and 2008 periods included charges of $2.9 million and $7.2 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 41.0% in the 2009 period as compared to 46.4% in the 2008 period.
     Selling, general and administrative expenses for the Scantron segment decreased $1.8 million, or 4.1%, to $42.5 million in the 2009 period from $44.3 million in the 2008 period. The Data Management Acquisition accounted for an increase of $3.3 million, which was more than offset by a $5.1 million decrease, primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities, and a decrease in integration-related expenses. In the 2009 period, the Scantron segment incurred approximately $1.3 million in one-time expenses related to a contractual obligation owing to a former employee upon termination of employment. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.9% in the 2009 period as compared to 28.6% in the 2008 period.
     Selling, general and administrative expenses for the Licorice Products segment increased $1.2 million, or 14.8%, to $9.3 million in the 2009 period from $8.1 million in the 2008 period. The increase was due to lower income earned on the Company’s overfunded pension plan and an increase in foreign currency transaction losses. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 12.2% in the 2009 period as compared to 9.7% in the 2008 period.
     Corporate selling, general and administrative expenses decreased $0.8 million, or 3.9%, to $19.7 million in the 2009 period from $20.5 million in the 2008 period, primarily due to lower professional fees.
Restructuring Costs
     During 2007 and 2008, as a result of acquisition activity, the Company adopted plans to restructure its businesses. These plans focused on improving operating margins through consolidating facilities and reducing duplicative expenses,

M & F Worldwide Corp. and Subsidiaries
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
     During the 2009 period, the Company recorded restructuring costs of $21.8 million for the Harland Clarke segment, $4.1 million for the Harland Financial Solutions segment and $3.1 million for the Scantron segment related to these plans. During the 2008 period, the Company recorded restructuring costs of $1.4 million for the Harland Clarke segment, $3.0 million for the Harland Financial Solutions segment and $2.3 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $1.2 million in the 2009 period as compared to $3.5 million in the 2008 period. The decrease in interest income was primarily due to higher average cash equivalents balances in the 2008 period as compared to the 2009 period and lower interest rates on investments in cash equivalents in the 2009 period as compared to the 2008 period, partially offset by higher interest income on notes receivable from a related party in the 2009 period.
Interest Expense
     Interest expense was $108.0 million in the 2009 period as compared to $143.0 million in the 2008 period. The decrease in interest expense was due to lower effective interest rates and also a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $116.2 million by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $50.6 million, resulting in a gain of $62.0 million after the write-off of $3.6 million of unamortized deferred financing fees related to the extinguished debt.
Other (Expense) Income, Net
     Other (expense) income, net was income of $0.7 million in the 2009 period as compared to income of $1.3 million in the 2008 period. The income in the 2009 period was due to the favorable settlement of a claim against the Company related to a previously owned business. The income in the 2008 period was primarily attributable to an insurance settlement, partially offset by a $0.3 million write-down of an equity investment due to an other-than-temporary decline in its market value.
Provision for Income Taxes
     The Company’s effective tax rate was 37.1% in the 2009 period and 39.0% in the 2008 period. The change was primarily due to the effects of a net reduction in reserves for uncertain tax positions in the 2009 period.
Extraordinary Gain
     The 2008 period included an extraordinary gain of $0.7 million, resulting from an amendment in May 2008 to a purchase agreement for an acquisition, which reduced the total consideration paid below the value of the assets acquired after reducing long-lived assets to zero.

M & F Worldwide Corp. and Subsidiaries
Liquidity and Capital Resources
Cash Flow Analysis
     The Company’s net cash provided by operating activities during the nine months ended September 30, 2009 was $171.1 million as compared to $156.1 million during the nine months ended September 30, 2008. The increase in net cash provided by operating activities of $15.0 million was due to an increase in cash flow from operations, partially offset by changes in working capital. Working capital was negatively affected by lower incentive compensation and interest accruals in addition to higher materials and spare parts inventories.
     The Company’s net cash used in investing activities was $30.0 million during the nine months ended September 30, 2009 as compared to $274.1 million during the nine months ended September 30, 2008. The decrease in cash used in investing activities was primarily due to the Data Management Acquisition and an investment in related party notes receivable in the 2008 period, decreased capital expenditures in the 2009 period and increased net repayments on related-party notes receivable in the 2009 period.
     The Company’s net cash used in financing activities was $73.1 million during the nine months ended September 30, 2009 as compared to $69.2 million during the nine months ended September 30, 2008. The increase in net cash used in financing activities was primarily due to cash used to extinguish $116.2 million principal amount of Harland Clarke Holdings’ 2015 Senior Notes for an aggregate purchase price of $50.6 million and higher net repayments under the Company’s credit agreements in the 2009 period. In the 2008 period, cash used to repurchase common stock and to make net repayments under the Company’s credit agreements was partially offset by the issuance of short-term debt.
     M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $14.8 million in cash and cash equivalents and $34.8 million in auction-rate securities (“ARS”), which are pledged to secure short-term debt, as of September 30, 2009. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and ARS on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.
Investments
     The Company’s investments include $34.8 million of ARS as of September 30, 2009, which are classified as available-for-sale and are recorded at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
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
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2009 the ARS were classified as long-term investments. There were no sales of the ARS during the three and nine months ended September 30, 2009 and 2008.

M & F Worldwide Corp. and Subsidiaries
     The fair value of the ARS as of September 30, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.
The Company’s Consolidated Contractual Obligations and Commitments
     Estimated future cash payments for interest on the Company’s outstanding long-term and short-term debt decreased from $934.7 million as of December 31, 2008 to $500.0 million as of September 30, 2009, primarily due to the impact of a decrease in interest rates on the Company’s floating rate debt, the extinguishment of $116.2 million principal amount of Harland Clarke Holdings’ 2015 Senior Notes and Mafco Worldwide’s excess cash flow payment during the nine months ended September 30, 2009. The estimate for future interest payments assumes that interest rates on the Company’s floating rate debt remain constant with September 30, 2009 market rates. Other contractual obligations and commitments have not changed materially since December 31, 2008. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 with respect to the Company’s other contractual obligations and commitments.
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
Harland Clarke Holdings
     In addition to normal operating cash, working capital requirements and service of indebtedness, Harland Clarke Holdings also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:
•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2009 and 2008, Harland Clarke Holdings incurred $31.0 million and $38.1 million of capital expenditures and $0.2 million and $0.5 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the nine months ended September 30, 2009 and 2008, Harland Clarke Holdings made $31.3 million and $30.7 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings’ historical operations, as well as related to the Data Management Acquisition and the Transaction Holdings Acquisition. During the nine months ended September 30, 2009 and 2008, Harland Clarke Holdings made $27.6 million and $15.5 million of payments for restructuring, respectively.
     The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During the nine months ended September 30, 2009, Harland Clarke Holdings

M & F Worldwide Corp. and Subsidiaries
extinguished debt with a total principal amount of $116.2 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $50.6 million.
Mafco Worldwide
     In addition to normal operating cash, working capital requirements and service of indebtedness, Mafco Worldwide also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.
•	Capital Expenditures. During the nine months ended September 30, 2009 and 2008, Mafco Worldwide incurred $1.3 million and $0.9 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.
Cash Flow Risks
     Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay debt or fund other liquidity needs. As of September 30, 2009, Harland Clarke Holdings had $87.5 million of availability under its revolving credit facility (after giving effect to the issuance of $12.5 million of letters of credit) and Mafco Worldwide had $14.7 million of availability under its revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). The Company may also use the revolving credit facilities to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital, or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.
     Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At September 30, 2009, Mafco Worldwide had on hand a supply of licorice root raw material between two and three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

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
Forward-Looking Statements
     This quarterly report on Form 10-Q for the quarter ended September 30, 2009, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

M & F Worldwide Corp. and Subsidiaries
under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:
•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries, Mafco Worldwide and its subsidiaries and M & F Worldwide;

•	further adverse changes in or worsening of general economic and market conditions, including the depth and length of the economic recession and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’, Mafco Worldwide’s and M & F Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors, and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes, or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

M & F Worldwide Corp. and Subsidiaries
•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts in additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances;

•	unanticipated internal control deficiencies or weaknesses; and

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges.
     The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in this quarterly report on Form 10-Q in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
     At September 30, 2009, Harland Clarke Holdings had $1,759.5 million of term loans outstanding under its credit agreement, $12.5 million of letters of credit outstanding under its revolving credit facility, $227.4 million of floating rate

M & F Worldwide Corp. and Subsidiaries
senior notes and $271.3 million of 9.50% fixed rate senior notes. At September 30, 2009, Mafco Worldwide had $59.2 million of term loans outstanding under its credit agreement and $0.3 million of letters of credit outstanding under its revolving credit facility. At September 30, 2009, M & F Worldwide had $26.3 million of short-term debt outstanding. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at September 30, 2009 would have resulted in an increase or decrease in its interest expense for the nine months ended September 30, 2009 of approximately $1.4 million, excluding the impact of the interest rate derivative transactions discussed below.
     In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2007 and 2009 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $855.0 million currently outstanding, as further described in the notes to the consolidated financial statements included elsewhere in this quarterly report. The Harland Clarke Holdings’ derivatives currently swap the underlying variable rate for fixed rates ranging from 2.140% to 5.362%.
     Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2009.
     The Company’s investments include $34.8 million of ARS as of September 30, 2009, which are classified as available-for-sale and are recorded at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
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
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2009 the ARS were classified as long-term investments.
     The fair value of the ARS as of September 30, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.
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
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the

M & F Worldwide Corp. and Subsidiaries
quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. HFS removed the action to the United States District Court for the Southern District of Illinois. In February 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2 million. The class settlement agreement has been preliminarily approved by the District Court and the fairness hearing is scheduled for January 25, 2010. HFS’s settlement payment remains in escrow pending this approval.
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
Item 1A. Risk Factors
     There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 during the three months ended September 30, 2009, other than the risk factor set forth below.
Weak economic conditions, further acceleration of check unit declines and further consumption declines in tobacco products using licorice may continue to have an adverse effect on the Company’s revenues and profitability and could result in impairment charges.
     The Company has substantial intangible assets, including substantial goodwill arising from previous acquisitions. Goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired. No event or change in circumstances has occurred to date in 2009 that required an interim impairment test. The Company also has a significant amount of property, plant and equipment and amortizable intangible assets, such as customer relationships, which are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test processes are more fully described in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K.
     The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates and assumptions made by management regarding specific business and operating factors as well as discount rates. Changes in estimates and assumptions, as well as the occurrence of various events or changes in circumstances, could have a material impact on the fair value of goodwill or indefinite-lived intangible assets in future periods, which in turn may result in material asset impairments. Similar considerations apply to any impairment evaluation of our property, plant and equipment and amortizable intangible assets as well as our determinations as to whether interim impairment tests are necessary.

M & F Worldwide Corp. and Subsidiaries
     During the fourth quarter of 2009, the Company will be updating its long-range business plans and forecasts, which will include financial projections that will be incorporated in the annual impairment tests. Estimated revenue growth rates for all reporting units may be lower than past projections due to the various factors discussed in this report, including, but not limited to, the following:
•	the continued adverse economic environment, which may negatively affect future revenue and margins as a result of lower demand and pricing pressure;

•	check unit declines that have continued at a higher rate than in the past and are expected to continue to decline at higher rates than in recent years, which may negatively affect future revenue for our Harland Clarke segment; and

•	continued worldwide consumption declines in tobacco products using licorice, which may negatively affect future revenue for our Licorice Products segment.
     Depending on the nature of these factors and the expected relative magnitude and permanency of their effects, the Company’s businesses may not be able to achieve previous levels of performance even when overall economic conditions improve. Although the Company’s revenues have declined in 2009, the Company has experienced higher operating margins in 2009 as compared to 2008 due to restructuring and cost-reduction activities. However, benefits from future cost-reduction and containment activities may not be sufficient to fully offset possible future decreases in revenues and margins. As a result, future impairment tests may result in a determination that there have been material asset impairments. Any asset impairment would be reported as a non-cash operating loss, would have a negative effect on the Company’s earnings and could have a negative impact on the market prices of the Company’s outstanding securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     There was no event of default upon senior securities during the three months ended September 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     There was no matter submitted to a vote of security holders during the three months ended September 30, 2009.
Item 5. Other Information
     No additional information need be presented.
Item 6. Exhibits
31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 6, 2009.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 6, 2009.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: November 6, 2009	By:	/s/ Paul G. Savas
Paul G. Savas
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2009	By:	/s/ Alison M. Horowitz
Alison M. Horowitz
Vice President, Treasurer and Controller (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 6, 2009.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 6, 2009.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 6, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.