Form 10-K
period 2009-12-31
M & F WORLDWIDE CORP
filed 2010-02-26
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13780

M & F WORLDWIDE CORP.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	02-0423416 (I.R.S. Employer Identification No.)

35 East 62nd Street, New York, N.Y. (Address of principal executive offices)	10065 (Zip Code)

212-572-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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
☐ Yes  ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant (using the New York Stock Exchange closing price as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter) was $218,798,620. The number of shares of common stock outstanding as of February 26, 2010 was 19,333,931; of which 7,248,000 shares were held by MFW Holdings One LLC and 1,012,666 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

Portions of the registrant’s 2010 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

This Form 10-K is being distributed to stockholders in lieu of a separate annual report.

M & F WORLDWIDE CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2009

*	Incorporated by reference from M & F Worldwide Corp. 2010 Proxy Statement

i

PART I

Item 1.	Business

M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”), formerly known as Clarke American Corp. (“Clarke American”), and Mafco Worldwide Corporation (“Mafco Worldwide”). At December 31, 2009, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions, for aggregate consideration of $12.9 million, subject to achievement of certain revenue targets in 2010 and 2011. The aggregate consideration of $12.9 million includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of revenue targets, with a maximum contingent consideration of $2.0 million if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include B2B strategic services, B2C strategic services, database marketing and analytics, outbound B2B teleservices and production and fulfillment.

In December 2008, Harland Clarke Corp. acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 million (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

In February 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

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

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition, the Harland Clarke segment provides check-related delivery and fraud prevention services, stationery, business cards and other business and home office products to consumers and small businesses.

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide, including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.

The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools, including software, scanning equipment, forms, and related field maintenance services.

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 67% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice products to food processors, confectioners, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

Company Overview

Harland Clarke Holdings

Harland Clarke

Harland Clarke provides checks and related products, direct marketing services and customized business and home office products to financial services, retail and software providers as well as consumers and small business. In 2009, Harland Clarke generated revenues of $1,226.0 million (68% of the Company’s 2009 consolidated net revenues).

Products and Services

Checks and Related Products

In addition to offering basic consumer and small business checks, Harland Clarke also offers checks customized with licensed designs and characters, such as cartoon characters, collegiate designs and photographs. Harland Clarke also offers a variety of financial documents in conjunction with consumer and small business financial software packages. Accessory products include leather checkbook covers, endorsement stamps, address labels, recording registers and other bill paying accessories. In addition, Harland Clarke also offers its clients a variety of fraud prevention solutions.

Harland Clarke offers various delivery options, including expedited and trackable delivery. Check users often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide. These delivery services represent an important component of the range of value-added service offerings.

Harland Clarke also offers a wide variety of standard financial forms and flexible formats to suit clients’ needs, and the products are also compatible with image processing systems. Harland Clarke also provides treasury management supplies, such as integrated cash deposit products, customized deposit tickets and security bags.

Marketing Services

Harland Clarke also offers integrated, multi-channel marketing services that help clients measure, understand, manage and optimize their business-to-consumer and business-to-business relationships as well as their returns on marketing investments. These services include:

•	marketing strategies such as acquisition, lead generation and nurturing, retention, activation, cross-selling and up-selling;

•	data management and analytics;

•	database design, development and hosting;

•	print production and lettershop;

•	teleservices; and

•	online and e-mail marketing with advanced filtering to deliver targeted messages, social media and web analytics integration, and tools to manage complex enterprise and channel programs.

Customized Business and Home Office Products

In addition to a wide variety of checks and related products, Harland Clarke offers consumers and small businesses customized products including stationery, business cards, notepads, invitations, announcements, labels, rubber stamps and envelopes.

Sales and Marketing

Harland Clarke manages relationships with large and complex financial and commercial institutions through dedicated account management teams composed of relationship management, marketing, operations and service oriented skill sets. In addition, Harland Clarke has a national sales force targeting distinct financial institution segments ranging from major nationwide and large regional banks and securities firms to community banks and credit unions. Hosted websites, contact center services and mail order forms enable clients to offer convenient ordering options to their customers.

Harland Clarke also markets its products directly to consumers and small businesses through advertising inserts in newspapers, advertisements sent directly to residences, and online and e-mail advertising. Online shopping, contact center access and mail order forms enable consumers to order at their convenience.

Clients

The clients of Harland Clarke range from major national and large regional banks and securities firms to community banks, credit unions, brokerage houses, retailers and software companies. In addition, Harland Clarke clients include consumers and small businesses.

Harland Clarke contracts with its clients are generally sole-source contracts for the sale of its checks and related products to the clients’ customers. The initial terms of the agreements generally range from three to five years and generally are terminable for cause, although some of its financial institution clients, including Bank of America, can terminate their contracts for convenience.

Competition

Harland Clarke’s primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelly & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.

Environmental Matters

Harland Clarke’s current check printing operations use hazardous materials in the printing process and generate solid wastes, wastewater and air emissions. Consequently, its facilities are subject to many existing and proposed federal, state and local laws and regulations designed to protect human health and the environment. While enforcement of these laws may require the expenditure of material amounts for environmental compliance or cleanup, Harland Clarke believes that its facilities are currently in material compliance with such laws and regulations.

Historic check printing operations at Harland Clarke’s current and former facilities used hazardous materials and generated regulated wastes in greater quantities than Harland Clarke’s current operations. In some instances Harland Clarke has sold these facilities and agreed to indemnify the buyer of the facility for potential environmental liabilities. Harland Clarke may also be subject to liability under environmental laws for environmental conditions at these current or former facilities or in connection with the disposal of waste generated at these facilities. Harland Clarke is not aware of any fact or circumstance that would require the expenditure of material amounts for environmental cleanup or indemnification in connection with its historic operations. However, if environmental contamination is discovered at any of these former facilities or at locations where wastes were disposed, Harland Clarke could be required to spend material amounts for environmental cleanup.

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

Harland Financial Solutions

Harland Financial Solutions provides technology products and services to financial services clients worldwide including lending and mortgage applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems. In 2009, Harland Financial Solutions generated revenues of $278.9 million (15% of the Company’s 2009 consolidated net revenues).

Products and Services

Harland Financial Solutions provides host processing systems on both an in-house and outsourced basis to financial institutions, including banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. Harland Financial Solutions has integrated its compliance, branch automation, Internet banking, mobile banking and business intelligence products into its core processing solutions. Management believes that this integration capability differentiates Harland Financial Solutions from other providers. Harland Financial Solutions helps financial institutions increase the profitability of customer relationships through business intelligence and branch automation software. Harland Financial Solutions offers Internet banking, mobile banking and branch automation systems designed to enhance the customer experience through integrated teller, platform, call center and self-service tools.

Harland Financial Solutions also sells loan and deposit origination and compliance software to financial institutions. Harland Financial Solutions offers a complete product suite, Pro Suite, including solutions for lending, account opening, sales management and loan underwriting. Harland Financial Solutions also offers a commercial lending risk management, underwriting and portfolio management product suite marketed as CreditQuest. Harland Financial Solutions provides mortgage loan origination, production and servicing solutions through its Interlinq solution.

Backlog

Harland Financial Solutions’ backlog, which consists primarily of contracted products and services prior to delivery, was $363.8 million at December 31, 2009. The Company expects to deliver approximately 32% of this backlog during 2010. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2011 and beyond.

Sales and Marketing

Harland Financial Solutions predominately sells its products and services directly to financial institutions through its own national sales organization supported by dedicated product management, marketing, and client support organizations.

Clients

Harland Financial Solutions is a leading supplier of financial software and services to financial institutions, including banks, credit unions and thrifts. Harland Financial Solutions contracts generally provide for a license with ongoing maintenance or a term-based service arrangement.

Competition

Providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several large and diversified financial technology providers, including, among others, Fidelity National Information Services, Inc., FISERV, Inc., Jack Henry & Associates, Inc., Open Solutions Inc., Computer Services Inc., and many regional providers. Many multi-national and international providers of technological solutions to financial institutions also compete with products or services offered by Harland Financial Solutions both domestically and internationally, including TEMENOS Group AG, Misys plc, Infosys Technologies Limited, Tata Consultancy and BISYS Group, Inc. There are also many other competitors that offer one or more specialized products or services that compete with products and services offered by Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.

Scantron

Scantron provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. Scantron’s solutions combine a variety of data collection, analysis and management tools, including web-based software tools, scanning equipment, forms, and related field maintenance services. For the year ended December 31, 2009, Scantron generated revenue of $208.0 million (11% of the Company’s 2009 consolidated net revenues).

Products and Services

Education-Related Products

Scantron’s sales to K-12 educational institutions have historically represented the largest portion of Scantron’s revenues, although it also generates revenues from sales to higher education, healthcare, government and commercial institutions. In 2009, Scantron derived approximately 33% of its revenues from sales to K-12 educational institutions.

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

Scantron has integrated Achievement Series and Performance Series to provide an overall diagnostic, achievement testing, monitoring and data reporting solution. These solutions also allow the easy integration of disparate technologies and content. Scantron’s Achievement Series and Performance Series solutions generate subscription revenues and the opportunity for the sale of associated products, including forms and scanner solutions, testing content, testing-based instruction applications and data management tools.

Scantron provides educational institutions with a patented forms and scanner solution for standardized and classroom-based testing needs. The Scantron forms and scanner solution has achieved widespread acceptance among educational institutions. Scantron generates forms and scanner solutions revenues by charging for the purchase or lease of scanners and the purchase of forms by the client. In addition, Scantron has a loan marketing program, under which a scanner is loaned to a client in exchange for a minimum annual forms purchase.

Scantron also offers custom form and scanner solutions, course evaluations and classroom testing software packages, and student response devices.

Commercial, Healthcare, and Government-Related Products

Scantron provides data management outsourcing services for clients using web-based, telephone and paper-based methods for data collection, processing, analysis and reporting. These services include customer and employee surveys, patient information tracking, and a wide variety of other data collection, analysis and management applications.

Scantron provides custom form and scanner solutions for a wide variety of data collection applications such as patient information collection, safety assessments and employee testing or information collection. Scantron offers scanners with both optical mark and full image capabilities. The scanners range in size and speed for various customer applications. Scantron also provides software that converts optical marks and images into digital data for delivery to third-party applications.

In addition, Scantron offers software packages for client-managed survey and general data collection.

Field Maintenance Services

Scantron provides field maintenance services including installation, maintenance and repairs for computers and other third-party equipment as well as Scantron scanners.

Backlog

Scantron’s backlog, which consists primarily of contracted products and services prior to delivery, was $65.3 million at December 31, 2009. The Company expects to deliver approximately 68% of this backlog during 2010.

Sales, Marketing and Product Support

Scantron sells its products and services directly through sales organizations segmented by industry vertical or product category. Scantron provides comprehensive product support to its clients directly with telephone and online support and provides on-site and depot support for scanner products.

Clients

Clients for Scantron’s educational products range from K-12 institutions and districts to higher education institutions. Clients for Scantron’s other data management products include commercial, healthcare and government organizations.

Competition

Scantron competes with many education software providers at the K-12 and higher education levels. Scantron also faces significant competition from a number of local and regional education competitors. Scantron faces competition with respect to its forms and scanners from large international and regional printers and manufacturers. The business landscape for commercial, healthcare and governmental data management is highly fragmented, and Scantron faces competition for its products and services from many large and small companies.

Harland Clarke Holdings’ Suppliers

The main supplies used in check and form printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Harland Clarke has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Using alternative suppliers may, however, result in increased costs. Harland Clarke has not historically experienced any material shortages, and management believes Harland Clarke has redundancy in its supplier network for each of its key inputs.

Scantron purchases a majority of the paper for its business from a single supplier. It purchases scanner components from various equipment manufacturers and supply firms. Scantron historically has not experienced shortages of materials and believes it will continue to be able to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices.

Harland Clarke Holdings’ Foreign Sales

Harland Clarke Holdings conducts business outside the United States in Canada, Israel and Ireland. Its foreign sales totaled $18.1 million in 2009, $19.1 million in 2008 and $8.4 million in 2007.

Harland Clarke Holdings’ Employees

As of December 31, 2009, Harland Clarke Holdings had approximately 7,300 employees. None of Harland Clarke Holdings’ employees are represented by a labor union. Harland Clarke Holdings considers its employee relations to be good.

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

Mafco Worldwide

Overview

Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France; and Zhangjiagang, Jiangsu, People’s Republic of China (“ZFTZ”). Approximately 67% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. In addition, Mafco Worldwide manufactures and sells cocoa and carob products for use in the tobacco industry.

Mafco Worldwide also sells licorice products worldwide to food processors, confectioners, cosmetic companies and pharmaceutical manufacturers for use as flavoring and masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin and other products.

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

Raw Materials

Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant’s roots, which can be up to several inches thick and up to 25 feet long, are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, Mafco Worldwide acquires the root in local markets for shipment to Mafco Worldwide’s licorice extract processing facilities. Most of the licorice root processed by Mafco Worldwide originates in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Turkmenistan, Uzbekistan and Turkey. Through many years of experience, Mafco Worldwide has developed extensive knowledge and relationships with its suppliers in these areas. Although the amount of licorice root Mafco Worldwide purchases from any individual source or country varies from year to year depending on cost and quality, Mafco Worldwide endeavors to purchase some licorice root from all available sources. This sourcing strategy enables Mafco Worldwide to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomical, Mafco Worldwide will be able to replace that source with licorice root from another area or supplier. Mafco Worldwide has therefore been able to obtain licorice root raw materials without interruption since World War II, even though there has been periodic instability in the areas of the world where licorice root raw materials are obtained. During 2009, Mafco Worldwide had numerous suppliers of root, and one vendor who supplied approximately 54% of Mafco Worldwide’s total root purchases. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At December 31, 2009, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore Mafco Worldwide has experienced little, if any, raw material spoilage.

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

Sales and Marketing

All sales in the United States (including sales of licorice products to United States cigarette manufacturers for use in American blend cigarettes to be exported) are made through Mafco Worldwide’s offices located in Camden, New Jersey or Richmond, Virginia, with technical support from Mafco Worldwide’s research and development department. Outside the United States, Mafco Worldwide sells its products from its Camden, New Jersey offices, through its French and Chinese subsidiaries and its sales office in Dubai, United Arab Emirates and through exclusive agents as well as independent distributors.

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

The Tobacco Industry

Sales of licorice extract to the worldwide tobacco industry are a material part of the overall sales of Mafco Worldwide, so developments and trends within the tobacco industry may have a material effect on its operations.

Prior to 2009, Mafco Worldwide’s licorice extract sales to the worldwide tobacco industry experienced regular declines annually. These declines were primarily the result of a worldwide decline in the consumption of American blend cigarettes, which typically contain higher concentrations of licorice extract. The annual cigarette consumption decline was over 2% on a worldwide basis for several years. During 2009, Mafco Worldwide experienced a decline in its sales of licorice extract to the worldwide tobacco industry in excess of the rate of consumption decline of American blend cigarettes. This accelerated rate of decline was due in part to a shift in the strategy of worldwide cigarette manufacturers, which placed a greater emphasis on product changes and cost reductions to offer more value-positioned products to consumers.

Changing public attitudes toward tobacco products, an increased emphasis on the public health aspects of tobacco product consumption, increases in excise and other taxes on tobacco products and a constant expansion of tobacco regulations in a number of countries have contributed significantly to this worldwide decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry and taxation of tobacco products. Restrictive tobacco legislation has also included restrictions on where and how tobacco may be sold and used, imposition of warning labels and other graphic packaging images and, recently, restrictions on tobacco product ingredients.

Other tobacco products contain licorice extract, including chewing tobacco and moist snuff, and consumption of these products is concentrated primarily in the United States. Domestic consumption of chewing tobacco products has declined by approximately 7% per year over the past five years. Moist snuff consumption has increased approximately 4% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco.

Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. In 2009, the United States government enacted the Family Smoking Prevention and Tobacco Control Act, which provides greater regulatory oversight for the manufacture of tobacco products, including the ability to regulate tobacco product additives. The United States Food & Drug Administration now has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States. Other governments, for example Canada, have prohibited the use of certain ingredients, and public health authorities, including the European Commission, are considering further prohibitions.

Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Some of this litigation has been settled through the payment of substantial amounts to various state governments, and United States cigarette companies significantly increased the wholesale price of cigarettes in order to recoup a portion of the settlement cost. Cigarette companies have also sought to offset the cost of these payments by changing product formulations and introducing new products with decreased ingredient costs. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may become a party to such litigation. This litigation, if successful, could have a material adverse effect on Mafco Worldwide.

The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the United States government enacted the State Children’s Health Insurance Program (SCHIP). The health programs in this legislation are being funded by an increase in the federal tax on cigarettes to $1.0066 per pack from the previous $0.39 per pack and by significant increases in federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also regularly introduced in the United States and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales.

Mafco Worldwide is unable to predict whether there will be additional price or tax increases for tobacco products or the size of any such increases, or the effect of other developments in tobacco regulation or litigation or consumer attitudes on further declines in the consumption of either tobacco products containing licorice extract or on sales of licorice extract to the tobacco industry. Further material declines in sales to the tobacco industry are likely to have a material adverse effect on the financial performance of Mafco Worldwide.

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

Employees

At December 31, 2009, Mafco Worldwide had approximately 351 employees, of which approximately 141 were covered under collective bargaining agreements. The Mafco Worldwide collective bargaining agreement covering employees at the Camden, New Jersey facility expires at the end of May 2011. Management of Mafco Worldwide believes that employee relations are good.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary and its successors have pursued litigation against the insurers providing this coverage in order to confirm its availability and obtain its benefits. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2009, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

The Friction Guarantor has been fulfilling the Friction Buyer’s obligations since October 2001, when the successor in interest to the Friction Buyer filed for Chapter 11 bankruptcy.

In October 2008, Pneumo Abex received $2.0 million plus interest earned since December 2007, and the Friction Guarantor received $138.0 million plus interest in full satisfaction of the claims of Pneumo Abex and the Friction Guarantor in the Friction Buyer’s successor’s bankruptcy case. Resolution of these claims did not affect the Friction Guarantor’s guaranty in favor of Pneumo Abex.

Pneumo Abex’s former Aerospace business sold certain of its aerospace products to the United States Government or to private contractors for the United States Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. In the first quarter of 2009, Pneumo Abex resolved the final remaining pricing matter that it managed for a payment of $0.1 million, resulting in a gain of $0.9 million due to the release of a reserve previously accrued for this claim.

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in an Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). The amended complaint alleged, among other things, that HFS’s LaserPro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Following the removal of the action to the United States District Court for the Southern District of Illinois, the District Court entered an order granting with prejudice HFS’s motion to dismiss Mr. Kitson’s claims. In

August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all remaining claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2 million. The class settlement agreement was approved by the District Court in January 2010.

Other commercial borrowers that have obtained loans from other banks in Illinois, Ohio and South Carolina have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and their likely progress is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

M & F Worldwide is a holding company whose only material assets are the stock of its subsidiaries, approximately $57.8 million in cash and cash equivalents and $29.4 million in investments in auction-rate securities as of December 31, 2009. M & F Worldwide conducts all of its operations through its operating subsidiaries. M & F Worldwide’s ability to pay its expenses and dividends on its common stock depends on its cash and cash equivalents and marketable securities on hand and on the payment of dividends and tax sharing payments to it by Harland Clarke Holdings and Mafco Worldwide. Payments to M & F Worldwide by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and whether they meet the criteria to make dividend payments under the instruments governing their indebtedness.

Risks Related to Our Substantial Indebtedness

We and our subsidiaries have substantial indebtedness, which may adversely affect our ability to operate our businesses and prevent our subsidiaries from fulfilling their obligations under their respective debt agreements.

As of December 31, 2009, Harland Clarke Holdings had total indebtedness of $2,238.8 million (including $5.7 million of capital lease obligations and other indebtedness), and $87.5 million of additional availability under the Harland Clarke Holdings revolving credit facility (after giving effect to the issuance of $12.5 million of letters of credit). As of December 31, 2009, Mafco Worldwide had total indebtedness of $55.2 million and $14.7 million of additional availability under the Mafco Worldwide revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). As of December 31, 2009, M & F Worldwide had total indebtedness of $22.2 million. In addition, under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of Harland Clarke Holdings’ senior secured credit facilities and notes allow it to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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

Harland Clarke Holdings is required to make scheduled payments of principal on its senior secured term loan in the amount of $18.0 million per year in equal quarterly installments. In addition, Harland Clarke Holdings’ term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed under that facility. No such excess cash flow payment was paid in 2009 with respect to 2008 and no such excess cash flow payment is required to be paid in 2010 with respect to 2009. Harland Clarke Holdings is required to repay its senior secured term loan in full in 2014 and is required to repay its senior notes in 2015. Harland Clarke Holdings’ revolving credit facility will mature in 2013.

Mafco Worldwide is required to make scheduled payments of principal on its senior secured term loan in the amount of $1.1 million per year in equal quarterly installments. In addition, Mafco Worldwide’s term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed under that facility. No excess cash flow payment or quarterly installments are required to be paid in 2010. Mafco Worldwide is required to repay its senior secured term loan in full in December 2011. Mafco Worldwide’s revolving credit facility will mature in 2010.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of Harland Clarke Holdings’ senior secured credit facilities, the indenture governing Harland Clarke Holdings’ senior notes and the terms of Mafco Worldwide’s credit facilities do not fully prohibit Harland Clarke Holdings or Mafco Worldwide from doing so. In addition, as of December 31, 2009, there was $87.5 million of additional availability under Harland Clarke Holdings’ $100.0 million revolving credit facility (after giving effect to the issuance of $12.5 million of letters of credit) and $14.7 million of additional availability under Mafco Worldwide’s $15.0 million revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). Under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness under its senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of Harland Clarke Holdings’ senior secured credit facilities and senior notes allow Harland Clarke Holdings to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

Risks Related to Our Business

Weak economic conditions and further acceleration of check unit declines may continue to have an adverse effect on the Company’s revenues and profitability and could result in additional impairment charges.

The Company has substantial intangible assets, including substantial goodwill arising from previous acquisitions. Goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired. The Company also has a significant amount of property, plant and equipment and amortizable intangible assets, such as customer relationships, which are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test processes are more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included elsewhere in this Annual Report on Form 10-K.

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

The Company periodically updates its long-range business plans and forecasts, which include financial projections that are incorporated in the annual impairment tests. Estimated revenue growth rates for all reporting units may be lower than past projections due to the various factors discussed in this report, including, but not limited to, the following:

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

Depending on the nature of these factors and the expected relative magnitude and permanency of their effects, the Company’s businesses may not be able to achieve previous levels of performance even when overall economic conditions improve. During the 2009 annual impairment test for goodwill and indefinite-lived tradenames, the Company determined the fair value of the Harland Clarke tradename was less than its carrying value due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. As a result of this impairment, the useful life of the Harland Clarke tradename was reassessed and determined to no longer be indefinite. Based on an analysis of future cash flows attributable to the Harland Clarke tradename, the Company determined the economic life for the Harland Clarke tradename is 25 years. A non-cash impairment charge of $44.2 million was recorded in the fourth quarter of 2009 based on the current fair value of the Harland Clarke tradename being less than its carrying value and the useful life was reclassified from an indefinite life to a life of 25 years.

Future impairment tests may result in a determination that there have been additional material asset impairments. Any asset impairment would be reported as a non-cash operating loss, would have a negative effect on the Company’s earnings and total assets, and could have a negative impact on the market prices of the Company’s outstanding securities. Impairment charges in the future would not impact the Company’s consolidated cash flows, current liquidity, capital resources and covenants under its existing credit facilities.

Difficult conditions in the financial markets and a general economic downturn may adversely affect the business and results of operations of the Company and we cannot determine if these conditions will improve or worsen in the near future.

The economic conditions in late 2008 and 2009 and the volatility in the financial markets during this period have contributed and may continue to contribute to high unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. During this period, a number of financial institutions have taken significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We cannot determine whether the difficult conditions in the economy in general and/or the financial markets will improve or worsen in the near future. Our businesses have been and may continue to be adversely affected by these difficult conditions. Harland Clarke may experience reduced revenues due to losses of customers in the event the financial institutions upon which it depends either merge with or are sold to other institutions, or fail, or in the event that consumer spending continues to decline, or checking account openings continue to decrease, resulting in further acceleration in the decline of check usage and the use of Harland Clarke’s other products. Similarly, Harland Financial Solutions, which also depends on its financial institution customers, may be adversely affected due to losses of financial institution customers from mergers, consolidations or failures. Reductions in financial institution information technology budgets in response to market difficulties could continue to result in further delays or cancellations of Harland Financial Solutions client purchases, as well as potential pricing pressure on Harland Financial Solutions products. Economic slowdown and liquidity constraints may also cause state and local public and private education budgets to be further reduced, which could continue to result in reduced revenues at Scantron, as well as pricing pressure on

Scantron products. In addition, further disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance.

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

We may not successfully implement any or all components of our business strategies or realize all of our continued cost savings, which could reduce our revenues and profitability.

Important components of our business strategies for the businesses operated by Harland Clarke Holdings are to cross-sell between business segments, capitalize on complementary offerings across the client base of our Harland Clarke segment, cross-sell software products into our combined client base, continue focusing on software-enabled testing and assessment products while expanding the offering of survey services to financial institutions, and continue to reduce costs and generate strong cash flow.

We may not be able to fully implement any or all components of our business strategies or realize, in whole or in part or within the timeframes anticipated, the efficiency improvements or cost savings from these strategies. These strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Financial industry turmoil and the general economic slowdown may continue to adversely affect our ability to implement our business strategies. Additionally, our business strategies may change from time to time. As a result, we may not be able to achieve our expected results of operations.

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

Our business is largely driven by the personal relationships of our senior management teams. Despite executing employment agreements with certain members of our senior management teams, these individuals may discontinue service with us and we may not be able to find individuals to replace them at the same cost, or at all. We have not obtained “key person” insurance for any member of our senior management teams. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to changes in interest rates on our variable-rate debt. A hypothetical increase of 1 percentage point in the variable component of interest rates applicable to floating rate debt outstanding as of December 31, 2009 would have resulted in an increase to interest expense of approximately $9.8 million per year including the effect of interest rate swaps outstanding at December 31, 2009. Adverse interest rate changes could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the success of our research and development and the failure to develop new and improved products could adversely affect our business.

We have in the past made, and intend to continue in the future to make, investments in research and development in order to enable us to identify and develop new products. The development process for new products can be lengthy. Despite investments in this area, our research and development may not result in the discovery or successful development of new products. The success of our new product offerings will depend on several factors, including our ability to:

•	accurately anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	obtain necessary regulatory approvals;

•	differentiate our products from competitors’ products; and

•	use our research and development budget efficiently.

The continuous introduction of new products is important to our growth. Our financial condition could deteriorate if we cannot timely and cost effectively develop and commercialize new products.

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

Our operations are subject to many existing and proposed federal, state, local and foreign laws and regulations pertaining to pollution and protection of human health and the environment, the violation of which can result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to air emissions; wastewater discharges; occupational safety and health; the generation, handling, treatment, remediation, use, storage, transport, release, and exposure to hazardous substances and wastes. Under certain of these laws and regulations, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. In addition, environmental laws and regulations, and interpretation or enforcement thereof, are constantly evolving and any such changes could affect the business, financial condition or results of operations. Enforcement of these laws and regulations may require the expenditure of material amounts for environmental compliance or cleanup.

The operations of our Harland Clarke segment use hazardous materials in the printing process and generate wastewater and air emissions. Some of our historic check and form printing operations at current and former facilities used hazardous materials in greater quantities. In some instances, we have sold these facilities and agreed to indemnify the buyer of the facility for certain environmental liabilities. We may also be subject to liability under environmental laws and regulations for environmental conditions at our current or former facilities or in connection with the disposal of waste generated at these facilities. Although we are not aware of any fact or circumstance that would require the expenditure of material amounts for environmental compliance or cleanup, if environmental liabilities are discovered at our current or former facilities or at locations where our wastes were disposed, we could be required to spend material amounts for environmental compliance or cleanup.

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

Holdings is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through Holdings, beneficially owned, as of December 31, 2009, approximately 43.4% of our outstanding common stock. In addition, two of our directors, as well as the senior executives of M & F Worldwide, are affiliated with Holdings. As a result, Holdings and its sole stockholder possess significant influence over our business decisions.

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects. In recent quarters, Harland Clarke had experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2009, financial institutions accounted for approximately 85% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2009, the top 20 clients of our Harland Clarke segment represented approximately 42% of its revenues, with sales to Bank of America representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or “for cause.” A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients could have a material adverse effect on our revenues and profitability.

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

The direct-to-consumer business of our Harland Clarke segment has experienced declines in response and retention rates related to direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers, and the multi-box promotional strategies employed by us and our competitors. To offset these factors, we may have to modify and/or increase our marketing efforts, which could result in increased expense.

The profitability of the direct-to-consumer business of our Harland Clarke segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising. Suitable advertising media may not be available at a reasonable cost, or available at all. Furthermore, the advertising we utilize may not be effective. Competitive pricing pressure may inhibit our ability to reflect any of these increased costs in the prices of our products. We may not be able to sustain our current levels of profitability as a result.

Risks Related to our Harland Financial Solutions and Scantron Segments

If we fail to continually improve our Harland Financial Solutions and Scantron products, effectively manage our product offerings and introduce new products and service offerings, our business may suffer.

Harland Financial Solutions’ and Scantron’s businesses are affected by technological change, evolving industry standards, changes in client requirements and frequent new product introductions and enhancements. The businesses of providing technological solutions to financial institutions, educational organizations and other enterprises have been and continue to be intensely competitive, requiring us to continually improve our existing products and create new products while at the same time controlling our costs. We face intense competition from a number of multi-national, international, national, regional and local providers of software and services, some of whom may have greater financial and other resources than we have, greater familiarity with our prospective clients than we do, or the ability to offer more attractive products and services than we do. Our future success will depend in part upon our ability to:

•	continue to enhance and expand existing Harland Financial Solutions and Scantron products and services;

•	make Harland Financial Solutions and Scantron products compatible with future and existing operating systems and applications that achieve popularity within the business application marketplace, including current and future versions of Windows, Unix and IBM iSeries;

•	engage in new business initiatives; and

•	develop and introduce new products and new services that satisfy increasingly sophisticated client requirements, keep pace with technological and regulatory developments, provide client value and are attractive to customers.

We may not successfully anticipate and develop product enhancements or new products and services to adequately address changing technologies and client requirements. Any such products, solutions or services may not be successful or may not generate expected revenues or cash flow, and the business and results of operations of our Harland Financial Solutions and Scantron businesses may be materially and adversely affected as a result.

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

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2009, financial institutions accounted for substantially all of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.

Downturns in general economic and industry conditions, enhanced regulatory burdens and reductions in information technology budgets could cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation (“FDIC”) and National Credit Union Administration (“NCUA”) or due to newly proposed Federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. Such reductions and longer lead times could result in delays or cancellations of client purchases and could have a material adverse effect on our business, financial position, results of operations and cash flows. Recent financial industry turmoil and the general economic slowdown may adversely affect our financial institution clients’ ability or willingness to commit financial resources to our products, and spending decisions by these clients may continue to be delayed. Prolonged economic slowdowns may result in clients requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts.

As our software offerings increase in number, scope and complexity, our need to prevent any undetected errors and to correct any identified errors may increase our costs, slow the introduction of new products and we may become subject to warranty or product liability claims which could be costly to resolve and result in negative publicity.

Although our Harland Financial Solutions and Scantron businesses test each of their new products and product enhancement releases and evaluate and test the products obtained through acquisition before introducing them to customers, significant errors may be found in existing or future releases of our software products, and vulnerability to cyber attacks may arise, with the possible result that significant resources and expenditures may be required in order to correct such errors or otherwise satisfy client demands. In addition, defects in our products or difficulty integrating our products with our clients’ systems could result in delayed or lost revenues, warranty or other claims against us by clients or third parties, adverse client reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

For example, Harland Financial Solutions has been named in at least one lawsuit challenging certain provisions in Harland Financial Solutions’ lending products.

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

Failure to hire and retain a sufficient number of qualified information technology professionals could have a material adverse effect on our business, results of operations and financial condition.

Our business of delivering professional information technology services is labor intensive, and, accordingly, our success depends upon our ability to attract, develop, motivate, retain and effectively utilize highly skilled information technology professionals. We believe that there is a growing shortage of, and significant competition for, information technology professionals in the United States who possess the technical skills and experience necessary to deliver our services, and that such information technology professionals are likely to remain a limited resource for the foreseeable future. We believe that, as a result of these factors, we operate within an industry that experiences a significant rate of annual turnover of information technology personnel. Our business plans are based on hiring and training a significant number of additional information technology professionals each year to meet anticipated turnover and increased staffing needs. Our ability to maintain and renew existing engagements and to obtain new business depends, in large part, on our ability to hire and retain qualified information technology professionals. We may not be able to recruit and train a sufficient number of qualified information technology professionals, and we may not be successful in retaining current or future employees. Increased hiring by technology companies and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which we operate and hire. Failure to hire and train or retain qualified information technology professionals in sufficient numbers could have a material adverse effect on our business, results of operations and financial condition.

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

Our Harland Financial Solutions segment provides services to clients that are subject to government regulations that could constrain its operations.

The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Harland Financial Solutions operations are examined by the Office of the Comptroller of the Currency, the FDIC and the NCUA, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively impact our current Harland Financial Solutions’ operations or limit its future growth.

We may not be able to successfully develop new products and services for our Scantron segment, and those products and services may not receive widespread acceptance. As a result, the business, prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

The data collection and educational testing industry has also changed significantly during recent years due to technological advances and regulatory changes, and we must successfully develop new products and solutions in our Scantron segment to respond to those changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new testing methods and technologies depends on the timing and costs of the development effort, product performance, functionality, customer acceptance, adoption rates and competition, all of which could have a negative impact on our business. If we are not able to adopt new electronic data collection solutions at a rate that keeps pace with other technological advances, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

Budget deficits may reduce funding available for Scantron products and services and have a negative impact on our revenue.

Our Scantron segment derives a significant portion of its revenues from public schools and colleges, which are heavily dependent on local, state and federal governments for financial support. Government budget deficits, including deficits arising from the current economic slowdown, may have a negative effect on the availability of funding for Scantron products. Budget deficits experienced by schools or colleges may also cause those institutions to react negatively to future price increases for Scantron products. If budget deficits significantly reduce funding available for Scantron products and services, our revenue could be adversely affected.

If we are not able to obtain paper and other supplies at acceptable quantities and prices, our revenue could be adversely affected.

Our Scantron segment purchases a majority of its paper from one supplier. Scantron purchases scanner components from equipment manufacturers, supply firms and others. Scantron may not be able to purchase those supplies in adequate quantities or at acceptable prices. Rising inflation will also cause Scantron’s material and delivery costs to rise. If Scantron is forced to obtain paper and other supplies at higher prices or lower quantities, our profitability could be adversely affected.

Risks Related to Mafco Worldwide’s Business and Industry

Mafco Worldwide’s business is heavily dependent on sales to the worldwide tobacco industry, and negative developments and trends within the tobacco industry could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

In 2009, approximately 67% of Mafco Worldwide’s licorice sales and 4% of the Company’s consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Negative developments and trends within the tobacco industry, such as those described below, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Consumption of tobacco products worldwide has declined steadily for years.

Prior to 2009, Mafco Worldwide’s licorice extract sales to the worldwide tobacco industry experienced regular declines annually. These declines were primarily the result of a worldwide decline in the consumption of American blend cigarettes, which typically contain higher concentrations of licorice extract. The annual cigarette consumption decline was over 2% on a worldwide basis for several years. During 2009, Mafco Worldwide experienced a decline in its sales of licorice extract to the worldwide tobacco industry in excess of the rate of consumption decline of American blend cigarettes. This accelerated rate of decline was due in part to a shift in the strategy of worldwide cigarette manufacturers, which placed a greater emphasis on product changes and cost reductions to offer more value-positioned products to consumers.

Changing public attitudes toward tobacco products, an increased emphasis on the public health aspects of tobacco product consumption, increases in excise and other taxes on tobacco products and a constant expansion of tobacco regulations in a number of countries have contributed significantly to this worldwide decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry and taxation of tobacco products. Restrictive tobacco legislation has also included restrictions on where and how tobacco may be sold and used, imposition of warning labels and other graphic packaging images and, recently, restrictions on tobacco product ingredients.

Other tobacco products contain licorice extract, including chewing tobacco and moist snuff, and consumption of these products is concentrated primarily in the United States. Domestic consumption of chewing tobacco products has declined by approximately 7% per year over the past five years. Moist snuff consumption has increased approximately 4% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco.

The tobacco industry has been subject to increased governmental taxation and regulation and in recent years has been subject to substantial litigation. These trends are likely to continue and it is likely that these trends will negatively affect tobacco product consumption and tobacco product manufacturers.

Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. In 2009, the United States government enacted the Family Smoking Prevention and Tobacco Control Act, which provides greater regulatory oversight for the manufacture of tobacco products, including the ability to regulate tobacco product additives. The United States Food & Drug Administration now has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States. Other governments, for example Canada, have prohibited the use of certain ingredients, and public health authorities, including the European Commission, are considering further prohibitions.

Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Some of this litigation has been settled through the payment of substantial amounts to various state governments, and United States cigarette companies significantly increased the wholesale price of cigarettes in order to recoup a portion of the settlement cost. Cigarette companies have also sought to offset the cost of these payments by changing product formulations and introducing value-priced products with different ingredient formulations. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may become a party to such litigation. This litigation, if successful, could have a material adverse effect on Mafco Worldwide.

The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the United States government enacted the State Children’s Health Insurance Program (SCHIP). The health programs in this legislation are being funded by an increase in the federal tax on cigarettes to $1.0066 per pack from the previous $0.39 per pack and by significant increases in federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also regularly introduced in the United States and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales.

Mafco Worldwide is unable to predict whether there will be additional price or tax increases for tobacco products or the size of any such increases, or the effect of other developments in tobacco regulation or litigation or consumer attitudes on further declines in the consumption of either tobacco products containing licorice extract or on sales of licorice extract to the tobacco industry. Further material declines in sales to the tobacco industry are likely to have a material adverse effect on the financial performance of Mafco Worldwide.

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

Licorice confections are primarily purchased by consumers in the European Union. During 2009, the European Union issued regulations that imposed limitations on certain chemical substances commonly found in licorice root and licorice extracts. These regulations are effective beginning July 2010 and could potentially result in decreased demand for Mafco Worldwide’s products from its confectionery customers in the European Union in the future. Sales of licorice extracts to confectionary customers in the European Union totaled $13.4 million for the year ended December 31, 2009.

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

In 2009, Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 66% of its net revenues or 4% of the Company’s consolidated net revenues. If any of Mafco Worldwide’s significant customers were to stop purchasing licorice products from Mafco Worldwide, it would have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

Many of Mafco Worldwide’s employees belong to labor unions, and strikes, work stoppages and other labor disturbances could adversely affect Mafco Worldwide’s operations and could cause its costs to increase.

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

Mafco Worldwide is dependent on its relationships with suppliers of licorice root. Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. Most of the licorice root Mafco Worldwide purchases originates in Afghanistan, the Peoples’ Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan and Turkey. During 2009, one of Mafco Worldwide’s suppliers of licorice root supplied approximately 54% of its total root purchases. Mafco Worldwide also purchases licorice extracts and licorice derivatives. If any material licorice root supplier or any other material supplier modifies its relationship with Mafco Worldwide, such a loss, reduction or modification could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Fluctuations in costs of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

The price of licorice root and intermediary licorice extracts increased significantly during 2009 and 2008. Prior to this, the price of licorice root and intermediary licorice extract had been relatively stable for several years. The price of licorice root and intermediary licorice extract are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries where Mafco Worldwide’s suppliers are located. Although Mafco Worldwide often enters into purchase contracts for these products, significant or prolonged increases in the prices of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide is subject to risks associated with economic, climatic or political instability in countries in which Mafco Worldwide sources licorice root and intermediary licorice extract.

Most of the licorice root Mafco Worldwide processes originates in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan and Turkey. Producers of intermediary licorice extract are located primarily in the People’s Republic of China, Iraq and Central Asia. Mafco Worldwide’s wholly owned derivative manufacturing facility, the primary source of Mafco Worldwide’s licorice derivatives, is located in the People’s Republic of China. These countries and regions have, from time to time, been subject to political instability, corruption and violence. Economic, climatic or political instability in these countries and regions could result in reduced supply, material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import or export quotas, embargos, sanctions, significant raw material price increases or exposure to liability under the Foreign Corrupt Practices Act and could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition. Furthermore, military action in Iraq and Afghanistan, increasing military tension involving Pakistan, as well as continuing threats of terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the countries and regions from which Mafco Worldwide’s raw materials originate. Acts of terrorism and threats of armed conflicts in or around these countries and regions could adversely affect Mafco Worldwide’s business, results of operations and financial condition in ways the Company cannot predict at this time.

Mafco Worldwide’s business is exposed to domestic and foreign currency fluctuations and changes in interest rates.

Mafco Worldwide’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 25% of Mafco Worldwide’s sales were from international operations in 2009. Mafco Worldwide’s primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and the United States dollar versus the Chinese Yuan. Changes in currency exchange rates could also affect the relative prices at which Mafco Worldwide and its foreign competitors sell products in the same market. Adverse foreign currency fluctuations could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide is also exposed to changes in interest rates on its variable rate debt. A hypothetical increase of 1 percentage point in the variable component of interest rates applicable to floating rate debt outstanding as of December 31, 2009 would have resulted in an increase in its annual interest expense of approximately $0.6 million. Adverse interest rate changes could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Mafco Worldwide’s failure to accurately forecast and manage inventory could result in an unexpected shortfall of its products which could harm its business.

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

The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities. The Company’s investments included $29.4 million of auction rate securities (“ARS”) held by M & F Worldwide as of December 31, 2009. These investments are classified as available-for-sale and are reported as non-current assets on the accompanying consolidated balance sheet at market value. These types of ARS investments are backed by student loans. The Company does not own any other type of ARS investments.

The ARS held by the Company are securities with long-term maturities ranging between 22 and 37 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction (also known as failure to settle) for ARS investments backed by student loans, including auctions for ARS investments held by M & F Worldwide. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. The Company believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments.

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

Harland Clarke is headquartered in San Antonio, Texas, Harland Financial Solutions is headquartered in Lake Mary, Florida and Scantron is headquartered in Eagan, Minnesota. Mafco Worldwide is headquartered in Camden, New Jersey. The principal properties for each segment are as follows:

Harland Clarke

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Atlanta, GA	Holding Company Headquarters and Harland Clarke Administration, Sales and Marketing	96,400	Owned
Atlanta, GA	Information Technology	36,000	Owned
Atlanta, GA (a)	Closed	54,000	Owned
Atlanta, GA (a)	Closed	132,300	Owned
Atlanta, GA	Tech Center	14,294	Leased
Atlanta, GA	Operations Support	9,665	Leased
Boulder City, NV	Administration and Production	4,000	Leased
Braintree, MA	Marketing Services and Production	102,000	Leased
Charlotte, NC	Administration	4,906	Leased
Clayton, MO	Services	1,803	Leased
Colorado Springs, CO	Services	22,665	Leased
Des Moines, IA	Printing	65,250	Leased
Glen Burnie, MD	Marketing Services and Production	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Greensboro, NC (a)	Closed	66,250	Owned
Hato Rey, Puerto Rico	Printing	22,125	Leased
Hato Rey, Puerto Rico	Sales	2,356	Leased
High Point, NC	Printing	135,000	Leased
Jeffersonville, IN	Printing	141,332	Leased
Kansas City, MO	Marketing Services	5,401	Leased
Lisle, IL	Marketing Services	7,050	Leased
Louisville, KY	Printing	50,000	Leased
Milton, WA	Printing	87,640	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Redwood City, CA	Administration	10,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
San Antonio, TX	Warehouse	18,675	Leased

(a)	Held for sale.

Harland Financial Solutions

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	5,500	Leased
Bothell, WA	Development and Support	20,784	Leased
Carmel, IN	Development and Support	5,931	Leased
Cincinnati, OH	Administration and Service Bureau	63,901	Leased
Clive, IA	Service Bureau	36,466	Leased
Cotuit, MA	Development and Support	3,200	Leased
Englewood, CO	Development and Support	28,800	Leased
Fargo, ND	Development and Support	18,371	Leased
Grand Rapids, MI	Development and Support	5,703	Leased
Lake Mary, FL	Corporate Headquarters, Development and Support	80,390	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Orlando, FL	Processing	14,800	Leased
Pleasanton, CA	Development and Support	49,115	Leased
Portland, OR	Administration, Development and Support	79,089	Leased
Tel Aviv, Israel	Development and Support	4,693	Leased

Scantron

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Columbia, PA	Printing	121,370	Owned
Eagan, MN	Corporate Headquarters, Development and Support	109,500	Owned
Irvine, CA	Development and Support	110,000	Leased
Lawrence, KS	Administration	21,000	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
San Diego, CA	Development and Support	10,175	Leased

Mafco Worldwide

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Camden, NJ	Licorice Manufacturing, Warehousing and Administration	390,000	Owned
Camden, NJ	Warehousing	78,000	Leased
Pennsauken, NJ	Warehousing	58,160	Leased
Camden, NJ	Warehousing	48,000	Leased
Gardanne, France	Licorice Manufacturing and Administration	48,900	Owned
Richmond, VA	Manufacturing and Administration for Non-licorice products	65,000	Owned
Zhangjiagang, China	Licorice Extract Blending and Licorice Derivative Manufacturing, Warehousing and Administration	55,563	Owned
Zhangjiagang, China	Warehousing	31,065	Leased
Shanghai, China	Administration	1,352	Leased
Xianyang, China	Administration	743	Leased
Dubai, UAE	Sales	3,724	Leased

Item 3.	Legal Proceedings

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in an Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). The amended complaint alleged, among other things, that HFS’s LaserPro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Following removal of the action to the United States District Court for the Southern District of Illinois, the District Court entered an order granting with prejudice HFS’s motion to dismiss Mr. Kitson’s claims. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all remaining claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2 million. The class settlement agreement was approved by the District Court in January 2010.

Other commercial borrowers that have obtained loans from other banks in Illinois, Ohio and South Carolina have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and their likely progress is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

Pneumo Abex’s former Aerospace business sold certain of its aerospace products to the United States Government or to private contractors for the United States Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the United States Government made with respect to certain of these products. In the first quarter of 2009, Pneumo Abex resolved the final remaining pricing matter that it managed for a payment of $0.1 million, resulting in a gain of $0.9 million due to the release of a reserve previously accrued for this claim.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2009.

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

	High	Low

Calendar 2008
First Quarter	$51.92	$34.76
Second Quarter	42.47	33.12
Third Quarter	49.50	35.28
Fourth Quarter	38.72	13.07
Calendar 2009
First Quarter	$16.80	$7.73
Second Quarter	25.74	11.51
Third Quarter	20.87	18.46
Fourth Quarter	42.20	19.65

The number of holders of record of the M & F Worldwide common stock as of February 18, 2010 was 5,047.

M & F Worldwide has not paid any cash dividend on its common stock to date and does not intend to pay regular cash dividends on its common stock. M & F Worldwide’s Board of Directors expect to review M & F Worldwide’s dividend policy from time to time in light of M & F Worldwide’s results of operations and financial position and such other business considerations as the Board of Directors considers relevant. Mafco Worldwide’s credit agreement and Harland Clarke Holdings’ credit agreement and indenture limit Mafco Worldwide’s and Harland Clarke Holdings’ respective ability to pay dividends to M & F Worldwide, which in turn may limit the ability of M & F Worldwide to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During the fourth quarter of 2009, M & F Worldwide did not repurchase any of its equity securities.

The Chief Executive Officer of M & F Worldwide certified to the NYSE in June 2009 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Common Stock Performance

The graph and table set forth below present a comparison of cumulative stockholder return through December 31, 2009, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2004 in each of (i) the M & F Worldwide common stock, (ii) the S&P 500 Composite Index (the “S&P 500 Index”), (iii) Deluxe Corporation common stock, and (iv) R.R. Donnelley & Sons Co. common stock.

Comparison of Cumulative Total Return Among the Company’s Common Stock, the S&P 500 Index,
Deluxe Corporation Common Stock and R.R. Donnelley & Sons Co. Common Stock

Value of Initial Investment	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

M & F Worldwide Corp.	$100.00	$119.83	$185.47	$395.38	$113.42	$290.01
S&P 500 Index	$100.00	$104.89	$121.46	$128.13	$80.73	$102.08
Deluxe Corporation	$100.00	$84.23	$74.65	$100.23	$48.48	$52.09
R.R. Donnelley & Sons Co.	$100.00	$99.90	$107.07	$116.86	$44.01	$77.81

Item 6.	Selected Financial Data

The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2009.

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009(a)	2008(b)	2007(c)	2006	2005(d)
	(in millions, except per share amounts)

Statement of Operations Data:
Net revenues	$1,814.1	$1,906.2	$1,472.8	$722.0	$121.4
Cost of revenues	1,055.4	1,128.3	889.3	439.2	66.5

Gross profit	758.7	777.9	583.5	282.8	54.9
Selling, general and administrative expenses	415.6	467.9	357.5	162.0	21.4
Asset impairment charges	44.4	2.4	3.1	—	—
Restructuring costs	32.5	14.6	5.6	3.3	—

Operating income	266.2	293.0	217.3	117.5	33.5
Interest expense, net	(137.4)	(186.7)	(163.3)	(65.3)	(1.5)
Gain (loss) on early extinguishment of debt	65.0	—	(54.6)	—	—
Other (expense) income, net	(1.1)	2.7	0.1	—	3.9

Income (loss) before income taxes	192.7	109.0	(0.5)	52.2	35.9
Provision for income taxes	73.0	42.0	3.7	16.0	11.9

Net income (loss) before extraordinary gain	119.7	67.0	(4.2)	36.2	24.0
Extraordinary gain	—	0.7	—	—	—

Net income (loss)	$119.7	$67.7	$(4.2)	$36.2	$24.0

Earnings (loss) per common share before extraordinary gain:
Basic	$6.20	$3.30	$(0.20)	$1.82	$1.25

Diluted	$6.17	$3.30	$(0.20)	$1.78	$1.21

Extraordinary gain per common share:
Basic	$—	$0.04	$—	$—	$—

Diluted	$—	$0.04	$—	$—	$—

Earnings (loss) per common share:
Basic	$6.20	$3.34	$(0.20)	$1.82	$1.25

Diluted	$6.17	$3.34	$(0.20)	$1.78	$1.21

	December 31,
	2009(a)	2008(b)	2007(c)	2006	2005(d)
	(in millions)

Balance Sheet Data:
Total assets	$3,686.0	$3,783.1	$3,811.7	$1,455.4	$1,462.1
Long-term debt including current portion and short-term borrowings(e)	2,316.2	2,482.6	2,475.6	692.7	733.2
Stockholders’ equity	514.0	380.3	405.5	410.5	361.4

(a)	Includes the financial position and results of operations of Transaction Holdings from the date of its acquisition on December 31, 2008, financial position and results of operations of Protocol IMS from the date of its acquisition on December 4, 2009 and financial position of SubscriberMail from the date of its acquisition on December 31, 2009. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(b)	Includes the financial position and results of operations of Data Management from the date of its acquisition on February 22, 2008. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(c)	Includes the financial position and results of operations of Harland from the date of its acquisition on May 1, 2007 and financial position and the results of operations of Wei Feng from the date of its acquisition on July 2, 2007. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(d)	Includes the financial position and results of operations of Clarke American from the date of its acquisition on December 15, 2005.
(e)	Includes capital leases of $5.7 million, $2.6 million and $3.4 million at December 31, 2009, 2008 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition, the Harland Clarke segment provides check-related delivery and fraud prevention services, stationery, business cards and other business and home office products to consumers and small businesses.

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.

The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools including software, scanning equipment, forms, and related field maintenance services.

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 67% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice products to food processors, cosmetic companies, confectioners and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

The SubscriberMail and Protocol IMS Acquisitions

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions, for aggregate consideration of $12.9 million, subject to achievement of certain revenue targets in 2010 and 2011. The aggregate consideration of $12.9 million includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of revenue targets, with a maximum contingent consideration of $2.0 million if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include B2B strategic services, B2C strategic services, database marketing and analytics, outbound B2B teleservices and production and fulfillment.

The Transaction Holdings Acquisition

In December 2008, Harland Clarke Corp. acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 million (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

The Data Management Acquisition

In February 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson, for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designed, manufactured and serviced scannable data collection products, including printed forms, scanning equipment and related software, and provided survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings.

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

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent quarters, Harland Clarke had experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.

Harland Clarke’s primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelly & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.

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

Harland Financial Solutions

Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the FDIC and NCUA or due to newly proposed Federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.

Harland Financial Solutions’ business is affected by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions and enhancements. The business of providing technological solutions to financial institutions and other enterprises requires that we continually improve our existing products and create new products while at the same time controlling our costs to remain price competitive.

Providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several large and diversified financial technology providers, including, among others, Fidelity National Information Services, Inc., FISERV, Inc., Jack Henry & Associates, Inc., Open Solutions Inc., Computer Services Inc., and many regional providers. Many multi-national and international providers of technological solutions to financial institutions also compete with Harland Financial Solutions both domestically and internationally, including TEMENOS Group AG, Misys plc, Infosys Technologies Limited, Tata Consultancy and BISYS Group, Inc. There are also many other competitors that offer one or more specialized products or services that compete with Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.

Scantron

While the number of tests given annually in K-12 and higher education continues to grow, the demand for optical mark reader paper-based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper-based testing but also slowing the demand for Scantron’s on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron’s forms and purchase of additional hardware to process these forms. Scantron’s education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse impact on Scantron’s operating results. Data collection is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. While Scantron’s non-paper data collection business could benefit from this trend, Scantron’s paper-based data collection business could be negatively affected by this trend. Changes in the overall economy can affect the demand for data collection to the extent that Scantron’s customers adjust their research or testing expenditures.

Mafco Worldwide

Sales of licorice extract to the worldwide tobacco industry are a material part of the overall sales of Mafco Worldwide, so developments and trends within the tobacco industry may have a material effect on its operations.

Prior to 2009, Mafco Worldwide’s licorice extract sales to the worldwide tobacco industry experienced regular declines annually. These declines were primarily the result of a worldwide decline in the consumption of American blend cigarettes, which typically contain higher concentrations of licorice extract. The annual cigarette consumption decline was over 2% on a worldwide basis for several years. During 2009, Mafco Worldwide experienced a decline in its sales of licorice extract to the worldwide tobacco industry in excess of the rate of consumption decline of American blend cigarettes. This accelerated rate of decline was due in part to a shift in the strategy of worldwide cigarette manufacturers, which placed a greater emphasis on product changes and cost reductions to offer more value-positioned products to consumers.

Changing public attitudes toward tobacco products, an increased emphasis on the public health aspects of tobacco product consumption, increases in excise and other taxes on tobacco products and a constant expansion of tobacco regulations in a number of countries have contributed significantly to this worldwide decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry and taxation of tobacco products. Restrictive tobacco legislation has also included restrictions on where and how tobacco may be sold and used, imposition of warning labels and other graphic packaging images and, recently, restrictions on tobacco product ingredients.

Other tobacco products contain licorice extract, including chewing tobacco and moist snuff, and consumption of these products is concentrated primarily in the United States. Domestic consumption of chewing tobacco products has declined by approximately 7% per year over the past five years. Moist snuff consumption has increased approximately 4% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco.

Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. In 2009, the United States government enacted the Family Smoking Prevention and Tobacco Control Act, which provides greater regulatory oversight for the manufacture of tobacco products, including the ability to regulate tobacco product additives. The United States Food & Drug Administration now has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States. Other governments, for example Canada, have prohibited the use of certain ingredients, and public health authorities, including the European Commission, are considering further prohibitions.

Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Some of this litigation has been settled through the payment of substantial amounts to various state governments, and United States cigarette companies significantly increased the wholesale price of cigarettes in order to recoup a portion of the settlement cost. Cigarette companies have also sought to offset the cost of these payments by changing product formulations and introducing new products with decreased ingredient costs. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may become a party to such litigation. This litigation, if successful, could have a material adverse effect on Mafco Worldwide.

The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the United States government enacted the State Children’s Health Insurance Program (SCHIP). The health programs in this legislation are being funded by an increase in the federal tax on cigarettes to $1.0066 per pack from the previous $0.39 per pack and by significant increases in federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also regularly introduced in the United States and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales.

Mafco Worldwide is unable to predict whether there will be additional price or tax increases for tobacco products or the size of any such increases, or the effect of other developments in tobacco regulation or litigation or consumer attitudes on further declines in the consumption of either tobacco products containing licorice extract or on sales of licorice extract to the tobacco industry. Further material declines in sales to the tobacco industry are likely to have a material adverse effect on the financial performance of Mafco Worldwide.

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

Revenue Recognition — The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Harland Financial Solutions and Scantron segments. Revenue recognition requires judgment, including, amongst other things, whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers receive certain elements of the Company’s products and services over time.

Changes to the elements in a software arrangement or in the Company’s ability to identify VSOE for those elements could materially affect the amount of earned and unearned revenue reflected in the financial statements.

For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements include multiple products and services or “elements.” None of these elements are deemed to be essential to the functionality of the other elements. The accounting guidance generally requires revenue earned on software arrangements involving multiple elements to be allocated proportionally to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

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

Goodwill and Acquired Intangible Assets — Goodwill represents the excess of consideration transferred over the fair value of identifiable net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired, such as a significant adverse change in the business climate.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. In 2009, the Company reduced the number of reporting units from six to five as a result of an organizational realignment and the integration of two former reporting units into a single reporting unit. Certain of the Company’s reporting units are the same as its reportable segments and certain reporting units are one level below the reportable segment, which is at the operating segment level.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally, except where guideline companies are not similar enough to provide a reasonable value using the market approach. When that occurs, the market approach is weighted less than the income approach. The Company assesses the results of the reporting unit valuations in relation to the value indicated by the Company’s market capitalization to ensure that the results are reasonable relative to market pricing.

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

The Company measures impairment of its indefinite-lived tradenames and trademarks based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames and trademarks are licensed in the marketplace. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The Company measures impairment of Mafco Worldwide’s indefinite-lived product formulations based on the excess earnings method of the income approach. Under this methodology, the estimated fair value of the product formulations is determined by the sum of the present values of the projected annual earnings attributable to the product formulations. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite-lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed above in “Long-Lived Assets.”

Contingencies and Indemnification Agreements — The Company records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are “contingencies,” and the accounting for such events follows accounting guidance for contingencies.

The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and consults with outside experts, as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. See Item 3. Legal Proceedings and Note 19 — Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Pensions and Other Postretirement Benefits — The Company sponsors defined benefit pension plans, which cover certain current and former Company employees who meet eligibility requirements. The Company also sponsors unfunded defined benefit postretirement plans that cover certain former salaried and non-salaried employees. One postretirement benefit plan provides health care benefits and the other provides life insurance benefits. The Company consults with outside actuaries who use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on pension plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected health care cost trend rate to estimate these factors.

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

Derivative Financial Instruments — The Company uses derivative financial instruments to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities on the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

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

Investments — The Company has investments classified as available-for-sale securities, consisting of auction rate debt securities (“ARS”) collateralized by student loans, United States treasury securities and corporate equity securities which are stated at fair value, with unrealized gains and losses on such investments reflected in other income (expense), or as other comprehensive income (loss). Realized gains and losses on investments are included in other income (expense), net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method.

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

Through the third quarter of 2009, the Company recorded changes in fair value on the ARS in accumulated other comprehensive loss, except for a cumulative effect adjustment recorded as a decrease to retained earnings of $0.2, net of taxes of $0.1, during the second quarter of 2009 under the amended accounting guidance discussed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The cumulative effect adjustment represents a reclassification of credit losses previously recognized in accumulated other comprehensive income (loss). During the fourth quarter of 2009, the Company sold certain of the ARS issues and reclassified all unrealized losses on the ARS from accumulated other comprehensive loss to earnings.

Accounting Guidance

See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of recently issued accounting guidance on the Company’s financial condition and results of operations.

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

Asset Impairments

Changes in estimates and assumptions used in the Company’s financial projections resulting from the factors discussed above for any of the Company’s business segments could have a material impact on the fair value of goodwill, indefinite-lived intangible assets or other long-lived assets in future periods, which may result in material asset impairments, as more fully described in Item 1A, “Risk Factors — Weak economic conditions and further acceleration of check unit declines may continue to have an adverse effect on the Company’s revenues and profitability and could result in additional impairment charges.”

Restructuring

The Company has taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and other cost savings. Past restructuring actions have related to both acquisitions and ongoing cost reduction initiatives and have included manufacturing plant closures, contact center closures and workforce rationalization. The Company anticipates future restructuring actions, where appropriate, to realize process efficiencies, to continue to align our cost structure with business needs and remain competitive in the marketplace. The Company expects to incur severance and severance-related costs, facilities closures costs and other costs such as inventory write-offs, training, hiring and travel in connection with future restructuring actions.

Consolidated Operating Results

The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.

In the tables below, dollars are in millions.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The operating results for the years ended December 31, 2009 and 2008, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Protocol IMS, Transaction Holdings and Data Management businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2009	2008

Consolidated Net Revenues:
Harland Clarke segment	$1,226.0	$1,290.4
Harland Financial Solutions segment	278.9	293.7
Scantron segment	208.0	211.3
Licorice Products segment	101.8	111.6
Eliminations	(0.6)	(0.8)

Total	$1,814.1	$1,906.2

Net revenues decreased by $92.1 million, or 4.8%, to $1,814.1 million in 2009 from $1,906.2 million in 2008.

Net revenues from the Harland Clarke segment decreased by $64.4 million, or 5.0%, to $1,226.0 million in 2009 from $1,290.4 million in 2008. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn. Declines in volumes were partially offset by increased revenues per unit.

Net revenues from the Harland Financial Solutions segment decreased by $14.8 million, or 5.0%, to $278.9 million in 2009 from $293.7 million in 2008. The decrease was primarily due to declines in license, hardware and professional services revenues as well as in mortgage products, partially offset by increases in lending products. The Company believes the declines were partially affected by the economic downturn, which has negatively affected financial institution purchases.

Net revenues from the Scantron segment decreased by $3.3 million, or 1.6%, to $208.0 million in 2009 from $211.3 million in 2008. The Data Management Acquisition accounted for an increase of $14.6 million. The remaining $17.9 million decrease was a result of volume declines in hardware and forms products, partially offset by organic growth in software products. The Company believes transactions related to hardware and forms product lines were partially affected by the economic downturn.

Net revenues for the Licorice Products segment decreased by $9.8 million, or 8.8%, to $101.8 million in 2009 from $111.6 million in 2008. Sales of licorice extract to the worldwide tobacco industry decreased by $8.1 million as the result of a decline in shipment volumes primarily due to continued worldwide consumption declines in tobacco products using licorice, a shift in the strategy of worldwide cigarette manufacturers which placed a greater emphasis on product changes and costs reductions and the continued rationalization of inventories by Altria, Inc. (“Altria”) and Philip Morris International, Inc. (“PMI”) subsequent to Altria’s spin-off of PMI in 2008. Magnasweet and pure licorice derivative sales decreased by $0.3 million as the result of shipment volume declines in pure licorice derivatives, which were partially offset by an increase in sales to international Magnasweet customers. Sales of licorice extract to non-tobacco customers decreased by $1.4 million as a result of lower shipment volumes and the unfavorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the stronger dollar in 2009 versus 2008, which were not fully offset by price increases.

Cost of Revenues:

	Year Ended December 31,
	2009	2008

Consolidated Cost of Revenues:
Harland Clarke segment	$764.3	$822.5
Harland Financial Solutions segment	119.6	124.1
Scantron segment	114.4	121.1
Licorice Products segment	57.7	61.4
Eliminations	(0.6)	(0.8)

Total	$1,055.4	$1,128.3

Cost of revenues decreased by $72.9 million, or 6.5%, to $1,055.4 million in 2009 from $1,128.3 million in 2008.

Cost of revenues for the Harland Clarke segment decreased by $58.2 million, or 7.1%, to $764.3 million in 2009 from $822.5 million in 2008. The decrease was primarily due to lower volumes, which resulted in decreases in delivery, materials, and other variable overhead expenses. Labor costs decreased due to cost reduction and restructuring activities. Decreases in travel expenses and depreciation also contributed to the decrease in cost of revenues. These decreases were partially offset by inflation in delivery and materials expenses, as well as an increase in the amortization of intangible assets of $5.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.3% in 2009 as compared to 63.7% in 2008.

Cost of revenues for the Harland Financial Solutions segment decreased by $4.5 million, or 3.6%, to $119.6 million in 2009 from $124.1 million in 2008. The decrease was primarily due to lower hardware and third-party license costs related to volume declines, as well as reductions in labor and related expenses due to cost reduction activities. Decreases in depreciation and amortization also contributed to the decrease in cost of revenues. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.9% in 2009 as compared to 42.3% in 2008.

Cost of revenues for the Scantron segment decreased by $6.7 million, or 5.5%, to $114.4 million in 2009 from $121.1 million in 2008. The Data Management Acquisition accounted for an increase of $9.4 million. The remaining $16.1 million decrease was primarily due to volume declines and cost reductions related to the Data Management Acquisition, in addition to other restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 55.0% in 2009 as compared to 57.3% in 2008.

Cost of revenues for the Licorice Products segment was $57.7 million in 2009 and $61.4 million in 2008, a decrease of $3.7 million, or 6.0%. The decrease was due to the decrease in sales and a change in the mix of products sold, partially offset by increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 56.7% in 2009 as compared to 55.0% in 2008.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2009	2008

Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$206.6	$240.1
Harland Financial Solutions segment	112.1	131.6
Scantron segment	55.9	59.4
Licorice Products segment	12.0	10.8
Corporate	29.0	26.0

Total	$415.6	$467.9

Selling, general and administrative expenses decreased by $52.3 million, or 11.2%, to $415.6 million in 2009 from $467.9 million in 2008.

Selling, general and administrative expenses for the Harland Clarke segment decreased by $33.5 million, or 14.0%, to $206.6 million in 2009 from $240.1 million in 2008. The decrease was primarily due to labor cost reductions and lower integration-related and travel expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 16.9% in 2009 as compared to 18.6% in 2008.

Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $19.5 million, or 14.8%, to $112.1 million in 2009 from $131.6 million in 2008. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy, travel and depreciation expenses. Selling, general and administrative expenses in 2009 and 2008 included charges of $3.5 million and $8.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 40.2% in 2009 as compared to 44.8% in 2008.

Selling, general and administrative expenses for the Scantron segment decreased $3.5 million, or 5.9%, to $55.9 million in 2009 from $59.4 million in 2008. The Data Management Acquisition accounted for an increase of $3.3 million, which was more than offset by a $6.8 million decrease, primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities, and a decrease in integration-related expenses. In 2009, the Scantron segment incurred approximately $1.3 million in one-time expenses related to a contractual obligation owing to a former employee upon termination of employment. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.9% in 2009 as compared to 28.1% in 2008.

Selling, general and administrative expenses for the Licorice Products segment increased $1.2 million, or 11.1%, to $12.0 million in 2009 from $10.8 million in 2008. The increase was primarily due to lower income earned on the Company’s overfunded pension plan and an increase in foreign currency transaction losses. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 11.8% in 2009 as compared to 9.7% in 2008.

Corporate selling, general and administrative expenses increased $3.0 million, or 11.5%, to $29.0 million in 2009 from $26.0 million in 2008, primarily due to increased deferred directors’ compensation and increased amortization expense for restricted stock due to an increase in the price of the Company’s common stock during 2009, partially offset by lower professional fees.

Asset Impairment Charges

During 2009, the Company recorded non-cash asset impairment charges of $33.6 million for the Harland Clarke segment, $10.6 million for the Harland Financial Solutions segment and $0.2 million for the Scantron segment, of which $44.2 million related to an impairment of the Harland Clarke tradename. This impairment resulted from the 2009 annual impairment test for indefinite-lived tradenames and the Company’s decision to reclassify the Harland Clarke tradename to a definite life.

During 2008, the Company recorded non-cash asset impairment charges of $2.4 million for the Harland Clarke segment. The charges consisted of $1.9 million primarily related to the Company’s decision to consolidate facilities as a result of the Harland Acquisition. In addition, the Company experienced declines in customer revenues from Alcott Routon operations in 2008 and assessed the customer relationship intangible asset for impairment resulting in an impairment charge of $0.5 million.

See Notes 6, 7 and 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these asset impairment charges.

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

During 2009, the Company recorded restructuring costs of $25.7 million for the Harland Clarke segment and Corporate, $3.8 million for the Harland Financial Solutions segment and $3.0 million for the Scantron segment related to these plans. During 2008, the Company recorded restructuring costs of $8.3 million for the Harland Clarke segment and Corporate, $3.9 million for the Harland Financial Solutions segment and $2.4 million for the Scantron segment related to these plans (see Notes 3 and 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Interest Income

Interest income was $1.7 million in 2009 as compared to $4.2 million in 2008. The decrease in interest income was primarily due to lower average cash equivalents balances in 2009 as compared to 2008 and lower interest rates on investments in cash equivalents in 2009 as compared to 2008, partially offset by higher interest income on notes receivable from a related party in 2009.

Interest Expense

Interest expense was $139.1 million in 2009 as compared to $190.9 million in 2008. The decrease in interest expense was due to lower effective interest rates and also a decrease in total debt outstanding.

Gain (Loss) on Early Extinguishment of Debt

During 2009, the Company extinguished debt with a total principal amount of $136.9 million by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million, resulting in a gain of $65.0 million after the write-off of $4.3 million of unamortized deferred financing fees related to the extinguished debt (see Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other (Expense) Income, Net

Other (expense) income, net was an expense of $1.1 million in 2009 as compared to income of $2.7 million in 2008. The expense in 2009 was primarily due to the sale of certain ARS issues and the reclassification of all unrealized losses on ARS from accumulated other comprehensive income (loss) to earnings, partially offset by the favorable settlement of a claim against the Company related to a previously owned business and a gain on the sale of the Company’s remaining interest in a joint venture. The income in 2008 was primarily attributable to an insurance settlement and the receipt of payments pursuant to indemnification agreements, partially offset by a $0.8 million write-down of an equity investment due to an other-than-temporary decline in its market value.

Provision for Income Taxes

The Company’s effective tax rate was 37.9% in 2009 and 38.5% in 2008. The change was primarily due to the effects of a net reduction in reserves for uncertain tax positions in 2009, partially offset by foreign losses with no tax benefit.

Extraordinary Gain

An extraordinary gain of $0.7 million in 2008 resulted from an amendment in May 2008 to a purchase agreement for an acquisition, which reduced the total consideration paid below the value of the assets acquired after reducing long-lived assets to zero.

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

Net revenues for the Harland Clarke segment increased by $185.9 million to $1,290.4 million in 2008 from $1,104.5 million in 2007, due to the Harland Acquisition, which accounted for an increase of $210.9 million. The remaining $25.0 million decrease is primarily due to declines in marketing services products, which were negatively affected by the economic downturn, and volume declines in check and related products, partially offset by increased revenues per unit. Net revenues in 2007 also included charges of $0.6 million for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

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

Cost of Revenues:

	Year Ended December 31,
	2008	2007

Consolidated Cost of Revenues:
Harland Clarke segment	$822.5	$711.8
Harland Financial Solutions segment	124.1	75.7
Scantron segment	121.1	47.5
Licorice Products segment	61.4	55.5
Eliminations	(0.8)	(1.2)

Total	$1,128.3	$889.3

Cost of revenues increased by $239.0 million to $1,128.3 million in 2008 from $889.3 million in 2007 primarily as a result of the Harland Acquisition, which accounted for an increase of $207.2 million, and the Data Management Acquisition, which accounted for an increase of $57.2 million.

Cost of revenues for the Harland Clarke segment increased by $110.7 million to $822.5 million in 2008 from $711.8 million in 2007 due to the Harland Acquisition, which accounted for an increase of $146.6 million. Cost reductions and lower expenses due to volume declines were partially offset by increases in delivery, labor and materials costs. Cost of revenues in 2007 also included charges of $1.4 million for non-cash fair value purchase accounting adjustments to inventory related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.7% in 2008 as compared to 64.4% in 2007.

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

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2008	2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$240.1	$202.9
Harland Financial Solutions segment	131.6	90.5
Scantron segment	59.4	23.7
Licorice Products segment	10.8	11.9
Corporate	26.0	28.5

Total	$467.9	$357.5

Selling, general and administrative expenses increased by $110.4 million to $467.9 million in 2008 from $357.5 million in 2007, due to the Harland Acquisition, which accounted for an increase of $91.7 million and the Data Management Acquisition, which accounted for an increase of $20.1 million.

Selling, general and administrative expenses for the Harland Clarke segment increased by $37.2 million to $240.1 million in 2008 from $202.9 million in 2007, primarily due to the Harland Acquisition, which accounted for $26.3 million of the increase. The remaining $10.9 million of the increase was primarily due to an increase in integration expenses related to the Harland Acquisition and a change in vacation policy, partially offset by labor cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.6% and 18.4% in 2008 and 2007, respectively.

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

Asset Impairment Charges

During 2008, the Company recorded non-cash asset impairment charges of $2.4 million for the Harland Clarke segment. The charges consisted of $1.9 million primarily related to the Company’s decision to consolidate facilities as a result of the Harland Acquisition. In addition, the Company experienced declines in customer revenues from Alcott Routon operations in 2008 and assessed the customer relationship intangible asset for impairment resulting in an impairment charge of $0.5 million. During 2007, the Company recorded non-cash asset impairment charges of $3.1 million for the Harland Clarke segment. These charges resulted from the Company’s impairment assessments of tradename and customer relationship intangible assets of Alcott Routon operations due to greater revenue attrition than expected.

See Notes 6, 7 and 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these asset impairment charges.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focused on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During 2008, the Company adopted further restructuring plans within the Harland Clarke segment to leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focused on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of 2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focused on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $8.3 million for the Harland Clarke segment and Corporate, $3.9 million for the Harland Financial Solutions segment and $2.4 million for the Scantron segment for the year ended December 31, 2008 related to these plans. The Company also recorded $0.6 million, $1.5 million and $2.5 million of restructuring costs in the purchase accounting for the Harland Acquisition, the Transaction Holdings Acquisition and the Data Management Acquisition, respectively, for the year ended December 31, 2008 (see Notes 3 and 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded $5.6 million of restructuring costs for the Harland Clarke segment and Corporate in the year ended December 31, 2007 related primarily to these plans.

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

Gain (Loss) on Early Extinguishment of Debt

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

Other Income (Expense), Net

Other income (expense), net was income of $2.7 million in 2008 as compared to income of $0.1 million in 2007. The income in 2008 was primarily attributable to an insurance settlement and the receipt of payments pursuant to indemnification agreements. The income in 2007 primarily related to non-recurring miscellaneous income.

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

The Management Services Agreement provides for termination of the agreement on December 31, 2009, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company. Neither party provided notice in 2009; therefore MacAndrews & Forbes LLC will continue to provide these services in 2010 under the terms of the existing agreement.

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. Two-thirds of the Restricted Stock vested in equal installments on each of the first two anniversaries of the issuance date, and the remaining third will vest on May 30, 2010 provided that Mr. Perelman continues to provide services to the Company as a director, officer or consultant through such date. The remaining Restricted Stock will vest 100% upon the occurrence of a change in control of the Company as defined in the Indenture (as defined in Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock at its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. The Company is recognizing non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $2.1 million, $0.9 million and $2.1 million related to the Restricted Stock in 2009, 2008 and 2007, respectively.

As discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company paid $2.0 million to Holdings in February 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third-party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $1.3 million through June 2011 at an interest rate of 7.5%.

At December 31, 2009, the Company recorded prepaid expenses and other assets of $1.2 million and $0.8 million and other current liabilities and other liabilities of $0.7 million and $0.2 million, respectively, relating to the directors and officers insurance programs and financing arrangements. At December 31, 2008, the Company recorded prepaid expenses and other assets of $1.7 million and $1.7 million and other current liabilities and other liabilities of $0.7 million and $0.6 million, respectively, relating to the directors and officers insurance programs and financing arrangements. The Company paid $0.8 million, $0.6 million and $0.4 million to Holdings in 2009, 2008 and 2007, respectively, under the insurance programs, including amounts due under the financing arrangements.

Stockholders Agreement

On January 20, 2009, the Company and Holdings entered into a Stockholders Agreement (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, Holdings agreed to provide advance notice and make certain representations and warranties to the Company in the event of certain future acquisitions of the Company’s common stock. In addition, Holdings agreed that, so long as the Company has public equity securities outstanding, Holdings would use its best efforts to assure that the Company will continue to maintain a Board of Directors comprised of a majority of independent directors (under applicable stock exchange rules) and nominating and compensation committees comprised solely of independent directors.

Notes Receivable

In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 million and a term loan of $0.5 million, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0 million, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the facility and note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 million of principal in 2010.

The outstanding balances on the senior secured credit facility and the note are included in other assets in the consolidated balance sheets included elsewhere in this Annual Report on Form 10-K. During 2009, Harland Clarke Holdings received $15.0 million in payments and released $9.8 million in draws on the revolver, bringing the principal balance of the debt to $7.0 million at December 31, 2009. During 2008, Harland Clarke Holdings received $15.2 million in payments and released $13.5 million in draws on the revolver, bringing the principal balance of the debt to $12.2 million at December 31, 2008. Interest income of $0.8 million and $0.4 million was recorded in 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities for the year ended December 31, 2009 was $206.4 million as compared to $199.1 million during the year ended December 31, 2008. The increase in net cash provided by operating activities of $7.3 million was due to an increase in cash flow from operations, partially offset by changes in working capital. Working capital increased primarily due to lower incentive compensation and interest accruals in addition to higher materials and spare parts inventories in 2009, as well as the timing of year-end payments related to prepaid expenses and other accrued expenses.

The Company’s net cash used in investing activities was $72.1 million for year ended December 31, 2009 as compared to $290.5 million for the year ended December 31, 2008. The decrease in cash used in investing activities was primarily due to the Data Management Acquisition in 2008 and an investment in related party notes receivable in 2008, decreased capital expenditures in 2009 and increased net repayments on related-party notes receivable in 2009, partially offset by an investment in marketable securities and acquisitions in 2009.

The Company’s net cash used in financing activities was $102.8 million for the year ended December 31, 2009 as compared to $71.0 million for the year ended December 31, 2008. The increase in net cash used in financing activities was primarily due to cash used to extinguish $136.9 million principal amount of Harland Clarke Holdings’ 2015 Senior Notes for an aggregate purchase price of $67.6 million and higher net repayments under the Company’s credit agreements in 2009. In 2008, cash used to repurchase common stock and to make net repayments under the Company’s credit agreements was partially offset by the issuance of short-term debt.

M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $57.8 million in cash and cash equivalents and $29.4 million in auction-rate securities (“ARS”), which are pledged to secure short-term debt as of December 31, 2009. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and ARS on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions. During the year ended December 31, 2009, M & F Worldwide received cash dividend payments in the amount of $41.3 million and $1.5 million from Harland Clarke Holdings and Mafco Worldwide, respectively. Funds from these 2009 dividends covered certain public company and other overhead expenses incurred by M & F Worldwide since the Harland Acquisition. During the year ended December 31, 2008, M & F Worldwide received cash dividend payments in the amount of $65.0 million and $1.5 million from Harland Clarke Holdings and Mafco Worldwide, respectively. Funds from these 2008 dividends were used in the stock repurchase program described below.

Stock Repurchase Program

In June 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to 2.0 million shares of its outstanding common stock, at times and in such amounts as management deemed appropriate. Purchases could be made through the open market, privately-negotiated transactions, block purchases, accelerated stock repurchase programs, issuer self-tender offers or other similar purchase techniques.

During 2008, the Company completed the stock repurchase program by repurchasing 2.0 million shares of its outstanding common stock, at an average price per share of $45.89 and aggregate cost of $91.8 million. These shares are reflected in treasury stock on the consolidated balance sheets.

Investments

The Company’s investments include $29.4 million of ARS as of December 31, 2009. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).

The ARS are securities with long-term maturities ranging between 22 and 37 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS investments collateralized by student loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of December 31, 2009 the ARS were classified as long-term investments. During 2009, the Company sold ARS with a face value of $6.0 million for total proceeds of $5.3 million.

The fair value of these securities as of December 31, 2009 and 2008 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2009, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 year	years	years	5 years
	(in millions)

Secured loan agreement(1)	$22.4	$22.4	$—	$—	$—
Revolving credit facilities(2)(8)	—	—	—	—	—
Senior secured term loans(3)(8)	1,810.2	23.0	86.2	1,701.0	—
Senior notes(4)(8)	478.1	—	—	—	478.1
Interest on long-term debt(5)(8)	457.3	106.1	190.9	146.0	14.3
Capital lease obligations and other indebtedness	6.4	1.8	2.8	1.8	—
Operating lease obligations	132.4	27.7	47.3	30.8	26.6
Raw material purchase obligations	23.4	22.7	0.7	—	—
Other long-term liabilities	31.9	0.6	16.9	1.8	12.6
Client incentive payments(6)	58.6	24.5	25.2	8.9	—
Other purchase obligations(7)	24.7	11.1	5.5	8.1	—
Directors & Officers insurance financing	1.3	0.7	0.6	—	—
Postretirement benefit payments	12.4	1.2	2.5	2.4	6.3

Total	$3,059.1	$241.8	$378.6	$1,900.8	$537.9

(1)	Secured loan agreement consists of M & F Worldwide’s loan with a financial institution that matures on June 11, 2010 and related interest. See Note 13 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Revolving credit facilities consist of Harland Clarke Holdings’ and Mafco Worldwide’s revolving credit facilities. Harland Clarke Holdings’ $100.0 million revolving credit facility will mature on June 28, 2013. Mafco Worldwide’s $15.0 million revolving credit facility will mature on December 8, 2010. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Harland Clarke Holdings’ $1,800.0 million senior secured term loan will mature on June 30, 2014, and Harland Clarke Holdings is required to make payments of principal in the amount of $18.0 million per year in equal quarterly installments. Mafco Worldwide’s $110.0 million term loan will mature on December 8, 2011, and Mafco Worldwide is required to make payments of principal in the amount of up to $1.1 million per year in equal quarterly installments. No excess cash flow payments are required in 2010 for Harland Clarke Holdings and Mafco Worldwide. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	The senior notes will mature in 2015 and include $271.3 million of Harland Clarke Holdings’ fixed rate notes and $206.8 million of Harland Clarke Holdings’ floating rate notes. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(5)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2009 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowing under the Harland Clarke Holdings and Mafco Worldwide revolving credit facilities remain at zero, as it was on December 31, 2009, and all mandatory payments are made.

(6)	Represents unpaid amounts under existing client contracts.

(7)	Purchase obligations include amounts due under contracts with third-party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.

(8)	The credit facilities and senior notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.

At December 31, 2009, the Company had a net deferred tax liability of $440.2 million. Deferred tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. At December 31, 2009, the Company had unrecognized tax benefits of $13.7 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table.

Mafco Worldwide expects to contribute approximately $0.3 million to its defined benefit pension plans in 2010.

M & F Worldwide Secured Loan Agreement

On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provides for a loan in the amount of $27.2 million that was fully drawn at closing. The loan is secured by M & F Worldwide’s investments in auction-rate securities. The Secured Loan Agreement was amended in June 2009 to extend the maturity date from June 12, 2009 to June 11, 2010 and to change the interest rate from the federal funds rate plus 1.0% to the federal funds rate plus 2.25%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 million without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During the years ended December 31, 2009 and 2008, M & F Worldwide made $4.1 million and $0.9 million, respectively, of mandatory payments on the loan. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events. The Company anticipates M & F Worldwide’s cash and cash equivalents on hand of $57.8 million, along with dividends from its subsidiaries, will be sufficient to meet M & F Worldwide’s debt service requirements.

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

The Mafco Worldwide term loan is repayable in quarterly installments of up to approximately $0.2 million. In addition, a mandatory repayment is required in each year based upon prior year excess cash flow (as defined in the Mafco Worldwide credit agreement). No excess cash flow payment was required in 2008 due to repayments of $23.3 million made during 2007, which included mandatory repayments of $1.1 million. On March 6, 2009, Mafco Worldwide made a $6.5 million excess cash flow payment related to fiscal year 2008. No excess cash flow payment or quarterly installments are required to be paid in 2010. At December 31, 2009, there was $55.2 million principal amount outstanding under the term loan. At December 31, 2009, there were no borrowings under the Mafco Worldwide $15.0 million revolving credit facility and there was $14.7 million available for borrowing after giving effect to the issuance of $0.3 million of letters of credit.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.2 million at December 31, 2009) for working capital purposes. The French subsidiary had no borrowings at December 31, 2009.

Harland Clarke Holdings Credit Agreement

On April 4, 2007, Harland Clarke Holdings, as borrower, entered into senior secured credit facilities, which provided for a revolving credit facility of $100.0 million maturing on June 28, 2013 and a $1,800.0 million term loan maturing on June 30, 2014. Portions of the Harland Clarke Holdings revolving credit facility are available for the issuance of letters of credit and swing line loans.

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

The term loan facility has an aggregate principal amount of $1,800.0 million which was drawn in full on May 1, 2007. The term loan facility is required to be repaid in quarterly installments of $4.5 million until maturity. The term loan facility requires that a portion of Harland Clarke Holdings’ excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. No such excess cash flow payment was paid in 2009 with respect to 2008 and no such excess cash flow payment is required to be paid in 2010 with respect to 2009. The balance of the term loan facility is due in full in 2014.

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

As of December 31, 2009, $1,755.0 million principal amount was outstanding under the term loan facility. As of December 31, 2009, no amounts were drawn under Harland Clarke Holdings’ $100.0 million revolving credit facility, and Harland Clarke Holdings had $87.5 million available for borrowing (giving effect to the issuance of $12.5 million of letters of credit).

During 2007 and 2009, Harland Clarke Holdings entered into interest derivative transactions in the form of two- and three-year interest rate swaps with notional amounts totaling $855.0 million currently outstanding, which swap the underlying variable rate for fixed rates ranging from 2.140% to 5.362%. Those derivatives are being accounted for as cash flow hedges. The purpose of the transactions is to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable rate term loan.

Harland Clarke Holdings Senior Notes

Concurrent with the completion of the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the senior secured credit facilities. The Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings’ ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland

Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by each of Harland Clarke Holdings’ existing subsidiaries other than unrestricted and certain immaterial subsidiaries, all of which are wholly owned by Harland Clarke Holdings.

During 2009, Harland Clarke Holdings extinguished $136.9 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million.

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

Harland Clarke Holdings

In addition to normal operating cash, working capital requirements and service of indebtedness, Harland Clarke Holdings also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2009, 2008 and 2007, Harland Clarke Holdings incurred $42.2 million, $48.2 million, and $25.5 million of capital expenditures and $0.3 million, $0.7 million, and $0.4 million of capitalized interest, respectively. Capital expenditures for the years ended December 31, 2009 and 2008 include $11.8 million and $21.7 million, respectively, related to integration projects. Capital expenditures related to Harland operations are not included in periods prior to May 1, 2007, the date of the Harland Acquisition.

•	Contract Acquisition Payments. During the years ended December 31, 2009, 2008 and 2007, Harland Clarke Holdings made $42.9 million, $43.8 million and $15.6 million of contract acquisition payments to its clients, respectively. Payments related to Harland operations are not included in periods prior to May 1, 2007, the date of the Harland Acquisition.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Harland Clarke Holdings historical operations, as well as related to the Harland Acquisition, the Data Management Acquisition and the Transaction Holdings Acquisition. During the years ended December 31, 2009, 2008 and 2007, Harland Clarke Holdings made $33.6 million, $19.2 million and $15.3 million of payments for restructuring, respectively. Periods prior to May 1, 2007, the date of the Harland Acquisition, do not include payments related to the acquired Harland operations.

The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During 2009, Harland Clarke Holdings extinguished $136.9 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million.

Mafco Worldwide

In addition to normal operating cash, working capital requirements and service of indebtedness, Mafco Worldwide also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

•	Capital Expenditures. During the years ended December 31, 2009, 2008, and 2007, Mafco Worldwide incurred $1.6 million, $1.2 million and $1.4 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Cash Flow Risks

Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay their debt or to fund other liquidity needs. As of December 31, 2009, Harland Clarke Holdings had $87.5 million of availability under its revolving credit facility (after giving effect to the issuance of $12.5 million of letters of credit) and Mafco Worldwide had $14.7 million of availability under its revolving credit facility (after giving effect to the issuance of $0.3 million of letters of credit). The Company may also use the revolving credit facilities to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for approximately three years. At December 31, 2009, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

In 2009, Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 4% of the Company’s consolidated net revenues (and approximately 67% of Mafco Worldwide’s net revenues). If any of Mafco Worldwide’s significant customers were to stop purchasing licorice from Mafco Worldwide, it would have a material adverse effect on the financial results of Mafco Worldwide, which would also create severe liquidity difficulties for Mafco Worldwide.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary and its successors have pursued litigation against the insurers providing this coverage in order to confirm its availability and obtain its benefits. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2009, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

The Friction Guarantor has been fulfilling the Friction Buyer’s obligations since 2001, when the successor in interest to the Friction Buyer filed for Chapter 11 bankruptcy.

In October 2008, Pneumo Abex received $2.0 million plus interest earned since December 2007, and the Friction Guarantor received $138.0 million plus interest in full satisfaction of the claims of Pneumo Abex and the Friction Guarantor in the Friction Buyer’s successor’s bankruptcy case. Resolution of these claims did not affect the Friction Guarantor’s guaranty in favor of Pneumo Abex.

Pneumo Abex’s former Aerospace business of the Company formerly sold certain of its aerospace products to the United States Government or to private contractors for the United States Government. Pneumo Abex retained in the Aerospace sale certain claims for allegedly defective pricing that the Government made with respect to certain of these products. In the first quarter of 2009, Pneumo Abex resolved the final remaining pricing matter that it managed for a payment of $0.1 million, resulting in a gain of $0.9 million due to the release of a reserve previously accrued for this claim.

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in an Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). The amended complaint alleged, among other things, that HFS’s LaserPro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Following the removal of the action to the United States District Court for the Southern District of Illinois, the District Court entered an order granting with prejudice HFS’s motion to dismiss Mr. Kitson’s claims. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all remaining claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2 million. The class settlement agreement was approved by the District Court in January 2010.

Other commercial borrowers that have obtained loans from other banks in Illinois, Ohio and South Carolina have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and their likely progress is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2009, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries, Mafco Worldwide and its subsidiaries and M & F Worldwide;

•	further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic recession and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company’s earnings, total assets and market prices of the Company’s outstanding securities;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’, Mafco Worldwide’s and M & F Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts as additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

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

At December 31, 2009, Harland Clarke Holdings had $1,755.0 million of term loans outstanding under its credit agreement, $12.5 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. At December 31, 2009, Mafco Worldwide had $55.2 million of term loans outstanding under its credit agreement and $0.3 million of letters of credit outstanding under its revolving credit facility. At December 31, 2009, M & F Worldwide had $22.2 million of short-term debt outstanding. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding as of December 31, 2009 would have resulted in an increase in its annual interest expense of approximately $9.8 million, including the effect of the interest rate derivative transactions discussed below.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2007 and 2009 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $855.0 million currently outstanding, as further described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Harland Clarke Holdings’ derivatives currently swap the underlying variable rates for fixed rates ranging from 2.140% to 5.362%.

As of December 31, 2009, the Company’s net foreign currency market exposures were $48.5 million. This is the value of the equity of the investments in the foreign subsidiaries in France, Ireland, Canada, Israel and China. Most of the Company’s export sales and purchases of licorice raw materials are made in United States dollars. Mafco Worldwide’s French subsidiary sells in several foreign currencies as well as the United States dollar and purchases raw materials principally in United States dollars. Mafco Worldwide’s Chinese subsidiaries primarily sell finished products and purchase raw materials in United States dollars. Since the exposures are not material on these transactions, the Company does not generally hedge against foreign currency fluctuations.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $4.8 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $4.1 million decrease in the related assets or liabilities.

The Company’s investments include $29.4 million of auction-rate securities (“ARS”) as of December 31, 2009, which are classified as available-for-sale and are recorded at fair value. The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).

The ARS are securities with long-term nominal maturities ranging from 22 to 37 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS investments collateralized by student loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of December 31, 2009 the ARS were classified as long-term investments.

The fair value of the ARS as of December 31, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.

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

The Company’s management, with the participation of M & F Worldwide’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on that evaluation, M & F Worldwide’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

There were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of M & F Worldwide Corp.

We have audited M & F Worldwide Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). M & F Worldwide Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M & F Worldwide Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of M & F Worldwide Corp. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 26, 2010

Item 9B.	Other Information

None.

PART III

The Company will provide the information otherwise set forth in Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2010 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1 and 2) Financial statements and financial statement schedules.

See Index to Consolidated Financial Statements and Financial Statement Schedules, which appears on page F-1 herein. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)  Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and IC Industries, Inc. (predecessor of PepsiAmericas, Inc. (incorporated by reference to Exhibit 2.1 to Pneumo Abex’s Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to Exhibit 10.4 to Abex Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
2.2	Asset Purchase Agreement, dated as of November 21, 1994, by and between Pneumo Abex and Wagner Electric Corporation (incorporated by reference to Exhibit 1 to Abex Inc.’s Current Report on Form 8-K dated November 21, 1994.
2.3	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated October 31, 2005).
2.4	Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 20, 2006).
2.5	Membership Interest Purchase Agreement by and among M & F Worldwide Corp., NCS Pearson Inc. and Pearson Inc., dated as of February 13, 2008 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated April 30, 1996).
3.2	Certificate of Designations, Powers, Preferences and Rights of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide Corp. (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.’s Form 8-K dated April 20, 2001).
3.3	By-laws of M & F Worldwide Corp. as currently in effect (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated December 27, 2007).
4.1	Registration Rights Agreement between Holdings and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Holdings Inc., MCG Holdings Inc. and Holdings in connection with the Company’s capital stock).
4.2	Indenture dated as of May 1, 2007 among Harland Clarke Holdings Corp., the co-issuers and guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.3	Registration Rights Agreement (relating to the initial notes) dated as of May 1, 2007 by and among Harland Clarke Holdings Corp., the Guarantors (listed therein), Credit Suisse Securities (USA) LLC, Bear, Stearns & Co., Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit No.	Description

4.4	Credit Agreement dated as of December 8, 2005 among Flavors Holdings Inc., Mafco Worldwide Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents (incorporated by reference to Exhibit 4.4 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.5	Guarantee and Collateral Agreement made by Flavors Holdings Inc., Mafco Worldwide Corporation, and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.5 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.6	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent, Mortgagee, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.6 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.7	Credit Line Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Grantor, in favor of Kanawha Land Title Services, LLC, as Trustee, for the use and benefit of, JP Morgan Chase Bank, N.A., as Administrative Agent, Beneficiary, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.7 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.8	Notice of Grant of Security Interest in Trademarks, dated as of January 30, 2006, made by Mafco Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.8 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.9	Credit Agreement, dated as of April 4, 2007 among Harland Clarke Holdings Corp., the Subsidiary Borrowers (listed therein), the Lenders (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 4.5 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.10	First Amendment to Credit Agreement, dated as of May 4, 2007, by and among Harland Clarke Holdings Corp., the lender parties (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.6 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.11	Guarantee and Collateral Agreement, dated as of May 1, 2007, by and among Harland Clarke Holdings Corp. and certain subsidiaries in favor of Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.7 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.12	Assumption Agreement, dated as of May 1, 2007 by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc., Centralia Holding Corp. and John H. Harland Company of Puerto Rico in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.8 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.13	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among B(2)Direct, Inc., Checks in the Mail, Inc. and Clarke American Checks, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.9 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit No.	Description

4.14	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc. and HFS Core Systems, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.10 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.15	Joinder Agreement, dated as of May 1, 2007, by and among B(2)Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc., New CS, Inc., New SCSFH, Inc., H Acquisition Corp., New SCH, Inc., New SFH, Inc. and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.11 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.16	Joinder Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc. and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.12 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.17	Deed to Secure Debt by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5096 Panola Industrial Blvd, Decatur, Georgia and 2933-2939 Miller Road, Decatur, Georgia) (incorporated by reference to Exhibit 4.14 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.18	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Scantron Corporation in favor of First American Title Insurance Company, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2020 South 156 Circle, Omaha, Nebraska) (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.19	Mortgage by Clarke American Checks, Inc. to Credit Suisse, Cayman Islands Branch (124 Metropolitan Avenue, Salina, New York) (incorporated by reference to Exhibit 4.16 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.20	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Checks In The Mail Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2435 Goodwin Lane, New Braunfels, Texas) (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.21	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Clarke American Checks, Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (5734 Farinon Drive, San Antonio, Texas) (incorporated by reference to Exhibit 4.19 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.22	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Harland Clarke Corp. in favor of First American Title Insurance Agency, LLC, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (4867-4883 West Harold Gatty Road, Salt Lake City, Utah) (incorporated by reference to Exhibit 4.20 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
10.1	Mutual Guaranty Agreement, dated as of December 30, 1994, between Abex Inc. and Cooper Industries Inc. (incorporated by reference to Exhibit 10.29 to Abex Inc.’s Registration Statement on Form S-4, Commission File No. 33-92188).
10.2	Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT’s Current Report on Form 8-K dated June 28, 1995).
10.3	Letter Agreement, dated as of June 26, 1995, between the Company and Mafco Consolidated Group LLC (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 28, 1995).

Exhibit No.	Description

10.4	Letter Agreement, dated as of February 5, 1996, between the Company and Mafco Consolidated Group LLC (incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D dated February 8, 1996 filed by Holdings, Mafco Consolidated Group LLC and Mafco Consolidated Holdings Inc. in connection with the Company’s capital stock).
10.5	Contract between Mafco Worldwide Corporation and Licorice & Paper Employees Association of Camden, New Jersey effective June 1, 2008.
10.6+	Stephen G. Taub Executive Employment Agreement (incorporated by reference to Exhibit 10.29 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.7+	First Amendment to the Employment Agreement by and between Mafco Worldwide Corporation and Stephen G. Taub, dated as of October 31, 2006 (incorporated by reference to M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2006).
10.8+	Second Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of August 1, 2001, as amended as of October 31, 2006, between Mafco Worldwide Corporation and Stephen G. Taub (incorporated by reference to Exhibit 10.3 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.9	Second Amended and Restated Management Services Agreement, dated as of June 30, 2007, by and between MacAndrews & Forbes Inc., and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 25, 2007).
10.10+	M & F Worldwide Corp. Amended and Restated Outside Directors Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Registration Statement on Form S-8 dated November 21, 2008).
10.11+	M & F Worldwide Corp. 2003 Stock Option Plan (incorporated by reference to M & F Worldwide Corp.’s Definitive Proxy Statement on Schedule 14A dated April 2, 2004).
10.12	Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp., and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.13+	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10.14+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.15+	M & F Worldwide Corp. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10.16+	M & F Worldwide Corp. 2005 Long Term Incentive Plan — Form of Award Agreement for Participating Executives of Clarke American Corp. (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10.17+	M & F Worldwide Corp. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.18+	Amendment No. 1 to the M & F Worldwide Corp. 2008 Long Term Incentive Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.19+	M & F Worldwide Corp. 2008 Long Term Incentive Plan — Award Agreement for Participating Executives (incorporated by reference to Exhibit 10.16 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.20	M & F Worldwide Corp. Stockholders Agreement (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Form 8-K filed on January 22, 2009).

Exhibit No.	Description

10.21	Mafco Worldwide Amended & Restated Benefit Restoration Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.22+*	Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson.
21.1*	List of subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Barry F. Schwartz, Chief Executive Officer, dated February 26, 2010.
31.2*	Certification of Paul G. Savas, Chief Financial Officer, dated February 26, 2010.
32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated February 26, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Paul G. Savas, Chief Financial Officer, dated February 26, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M & F WORLDWIDE CORP.

Dated: February 26, 2010	By: /s/ Barry F. Schwartz Barry F. Schwartz President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 26, 2010	By: /s/ Paul G. Savas Paul G. Savas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: February 26, 2010	By: /s/ Alison M. Horowitz Alison M. Horowitz Vice President, Treasurer and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Perelman Ronald O. Perelman	Director	February 26, 2010

/s/ Philip E. Beekman Philip E. Beekman	Director	February 26, 2010

/s/ William C. Bevins William C. Bevins	Director	February 26, 2010

/s/ Martha L. Byorum Martha L. Byorum	Director	February 26, 2010

/s/ Charles T. Dawson Charles T. Dawson	Director	February 26, 2010

/s/ Viet D. Dinh Viet D. Dinh	Director	February 26, 2010

/s/ Theo W. Folz Theo W. Folz	Director	February 26, 2010

/s/ John M. Keane John M. Keane	Director	February 26, 2010

/s/ Paul M. Meister Paul M. Meister	Director	February 26, 2010

/s/ Barry F. Schwartz Barry F. Schwartz	Director	February 26, 2010

/s/ Bruce Slovin Bruce Slovin	Director	February 26, 2010

/s/ Stephen G. Taub Stephen G. Taub	Director	February 26, 2010

/s/ Carl B. Webb Carl B. Webb	Director	February 26, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2009

The following consolidated financial statements of M & F Worldwide Corp. and Subsidiaries are included in Item 8:

As of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F Worldwide Corp. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of determining whether an impairment of an investment in debt securities is other-than-temporary with the adoption of guidance originally issued in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (codified in FASB ASC Topic 320, Investments — Debt and Equity Securities) effective April 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M & F Worldwide Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2010

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$133.7	$102.2
Accounts receivable (net of allowances of $3.3 and $2.9)	133.1	144.0
Investments in marketable securities	24.6	—
Inventories	139.4	127.1
Income taxes receivable	12.2	9.0
Deferred tax assets	22.4	24.7
Prepaid expenses and other current assets	78.1	52.4

Total current assets	543.5	459.4
Property, plant and equipment, net	175.6	192.2
Goodwill	1,517.3	1,509.1
Other intangible assets, net	1,297.9	1,438.3
Pension asset	10.5	11.2
Contract acquisition payments, net	28.6	39.8
Investments in auction-rate securities	29.4	33.6
Other assets	83.2	99.5

Total assets	$3,686.0	$3,783.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41.0	$60.1
Deferred revenues	116.1	103.8
Short-term debt	22.2	26.3
Current maturities of long-term debt	24.5	26.7
Accrued liabilities:
Salaries, wages and employee benefits	56.7	72.9
Income and other taxes payable	15.5	13.9
Customer incentives	23.5	25.7
Other current liabilities	34.6	59.6

Total current liabilities	334.1	389.0
Long-term debt	2,269.5	2,429.6
Deferred tax liabilities	462.6	480.5
Other liabilities	105.8	103.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at December 31, 2009 and 2008	0.2	0.2
Additional paid-in capital	75.4	73.3
Treasury stock at cost; 4,541,900 shares at December 31, 2009 and 2008	(106.6)	(106.6)
Retained earnings	556.7	437.2
Accumulated other comprehensive (loss) income, net of taxes:
Currency translation adjustments	6.5	4.5
Funded status of benefit plans	(10.5)	(9.0)
Derivative fair-value adjustment	(8.6)	(16.6)
Unrealized gains (losses) on investments, net	0.9	(2.7)

Total accumulated other comprehensive loss, net of taxes	(11.7)	(23.8)

Total stockholders’ equity	514.0	380.3

Total liabilities and stockholders’ equity	$3,686.0	$3,783.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2009	2008	2007

Product revenues, net	$1,519.6	$1,603.4	$1,302.2
Service revenues, net	294.5	302.8	170.6

Total net revenues	1,814.1	1,906.2	1,472.8
Cost of products sold	904.3	971.8	808.6
Cost of services provided	151.1	156.5	80.7

Total cost of revenues	1,055.4	1,128.3	889.3

Gross profit	758.7	777.9	583.5
Selling, general and administrative expenses	415.6	467.9	357.5
Asset impairment charges	44.4	2.4	3.1
Restructuring costs	32.5	14.6	5.6

Operating income	266.2	293.0	217.3
Interest income	1.7	4.2	9.4
Interest expense	(139.1)	(190.9)	(172.7)
Gain (loss) on early extinguishment of debt	65.0	—	(54.6)
Other (expense) income, net	(1.1)	2.7	0.1

Income (loss) before income taxes and extraordinary gain	192.7	109.0	(0.5)
Provision for income taxes	73.0	42.0	3.7

Net income (loss) before extraordinary gain	119.7	67.0	(4.2)
Extraordinary gain	—	0.7	—

Net income (loss)	$119.7	$67.7	$(4.2)

Earnings (loss) per common share before extraordinary gain:
Basic	$6.20	$3.30	$(0.20)

Diluted	$6.17	$3.30	$(0.20)

Extraordinary gain per common share:
Basic	$—	$0.04	$—

Diluted	$—	$0.04	$—

Earnings (loss) per common share:
Basic	$6.20	$3.34	$(0.20)

Diluted	$6.17	$3.34	$(0.20)

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance, December 31, 2006	22.8	$0.2	$50.5	2.5	$(14.8)	$373.7	$0.9	$410.5
Net loss						(4.2)		(4.2)
Currency translation adjustment, net of taxes of $0.0							6.0	6.0
Change in unrecognized amounts included in pension and postretirement obligation, net of taxes of $0.1							(0.1)	(0.1)
Unrealized losses on investments, net of taxes of $0.3							(0.5)	(0.5)
Reclassification for investment write-down included in net income, net of taxes of $0.3							0.5	0.5
Derivative fair-value adjustment, net of taxes of $8.9							(14.0)	(14.0)

Total comprehensive loss								(12.3)

Stock options exercised	0.8		5.2					5.2
Issuance of restricted stock and amortization of unearned compensation, net of taxes of $0.0	0.2		2.1					2.1

Balance, December 31, 2007	23.8	$0.2	$57.8	2.5	$(14.8)	$369.5	$(7.2)	$405.5
Net income						67.7		67.7
Currency translation adjustment, net of taxes of $0.0							(3.8)	(3.8)
Change in unrecognized amounts included in pension and postretirement obligation, net of taxes of $4.6							(7.4)	(7.4)
Unrealized losses on investments, net of taxes of $1.7							(3.2)	(3.2)
Reclassification for investment write-downs included in net income, net of taxes of $0.3							0.5	0.5
Derivative fair-value adjustment, net of taxes of $2.0							(2.7)	(2.7)

Total comprehensive income								51.1

Repurchase of common stock				2.0	(91.8)			(91.8)
Tax benefits related to prior year stock option exercises			14.6					14.6
Amortization of unearned compensation and vesting of restricted stock, net of taxes of $0.0	0.1		0.9					0.9

Balance, December 31, 2008	23.9	$0.2	$73.3	4.5	$(106.6)	$437.2	$(23.8)	$380.3
Cumulative effect of adoption of amended guidance for determining whether an impairment is other-than-temporary for debt securities, net of taxes of $0.1						(0.2)	0.2	—
Net income						119.7		119.7
Currency translation adjustment, net of taxes of $0.0							2.0	2.0
Change in unrecognized amounts included in pension and postretirement obligation, net of taxes of $1.1							(1.5)	(1.5)
Unrealized gains on investments, net of taxes of $0.9							1.6	1.6
Reclassification for investment write-down and realized loss included in net income, net of taxes of $0.9							1.8	1.8
Derivative fair-value adjustment, net of taxes of $5.2							8.0	8.0

Total comprehensive income								131.6

Amortization of unearned compensation and vesting of restricted stock, net of taxes of $0.0			2.1					2.1

Balance, December 31, 2009	23.9	$0.2	$75.4	4.5	$(106.6)	$556.7	$(11.7)	$514.0

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2009	2008	2007

Operating activities
Net income (loss)	$119.7	$67.7	$(4.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	59.6	68.4	60.3
Amortization of intangible assets	104.3	98.1	68.3
Amortization of deferred financing fees and original discount	7.3	8.2	7.9
(Gain) loss on early extinguishment of debt	(65.0)	—	54.6
Restricted stock amortization	2.1	0.9	2.1
Deferred income taxes	(20.5)	(27.8)	(4.7)
Tax benefits from stock options exercised	—	(14.6)	—
Asset impairments	44.4	2.4	3.1
Realized and unrealized loss on marketable securities	2.7	0.8	0.8
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	13.7	(15.1)	1.7
Inventories	(11.5)	(18.7)	1.5
Prepaid expenses and other assets	(21.9)	(0.6)	(6.3)
Pension asset	(0.1)	(1.3)	(1.4)
Contract acquisition payments, net	11.2	11.8	20.6
Accounts payable and accrued liabilities	(54.8)	(13.3)	(0.3)
Deferred revenues	11.1	11.2	12.1
Income and other taxes	(1.1)	20.5	12.5
Other, net	5.2	0.5	1.0

Net cash provided by operating activities	206.4	199.1	229.6
Investing activities
Purchase of businesses, net of cash acquired	(11.4)	(235.3)	(1,452.9)
Proceeds from sale of joint venture	1.0	—	—
Purchase of marketable securities	(24.6)	—	(10.0)
Proceeds from sale and redemptions of marketable securities	5.3	2.4	—
Investment in related party notes receivable	—	(14.4)	—
Net repayments of related party notes receivable	5.2	1.8	—
Proceeds from sale of property, plant and equipment	0.7	5.7	3.3
Capital expenditures	(43.8)	(49.4)	(26.9)
Capitalized interest	(0.3)	(0.7)	(0.4)
Other, net	(4.2)	(0.6)	(0.7)

Net cash used in investing activities	(72.1)	(290.5)	(1,487.6)
Financing activities
Proceeds from stock options exercised	—	—	5.2
Tax benefits from stock options exercised	—	14.6	—
Repurchase of common stock	—	(91.8)	—
Issuance of notes	—	—	615.0
Redemption of notes	(67.6)	—	(175.0)
Borrowings on credit agreements	—	62.0	1,800.0
Repayments of credit agreements and other borrowings	(30.8)	(82.0)	(687.9)
Premiums, penalties and consent payments related to extinguishment of debt	—	—	(41.2)
Proceeds from issuance of short-term debt	—	27.2	—
Repayments of short-term debt	(4.1)	(0.9)	—
Insurance premium financing payments	(0.3)	(0.1)	—
Debt issuance cost	—	—	(56.6)

Net cash (used in) provided by financing activities	(102.8)	(71.0)	1,459.5
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)	0.2

Net increase (decrease) in cash and cash equivalents	31.5	(162.9)	201.7
Cash and cash equivalents at beginning of period	102.2	265.1	63.4

Cash and cash equivalents at end of period	$133.7	$102.2	$265.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$139.7	$175.2	$158.5
Income taxes, net of refunds	97.0	52.9	(8.5)

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)

1.	Description of the Business and Basis of Presentation

M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”), formerly known as Clarke American Corp. (“Clarke American”), and Mafco Worldwide Corporation (“Mafco Worldwide”). At December 31, 2009, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions, for aggregate consideration of $12.9, subject to achievement of certain revenue targets in 2010 and 2011. The aggregate consideration of $12.9 includes contingent consideration of $1.8 for SubscriberMail upon the achievement of revenue targets, with a maximum contingent consideration of $2.0 if the targets are met (see Note 3). SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include B2B strategic services, B2C strategic services, database marketing and analytics, outbound B2B teleservices and production and fulfillment.

In December 2008, Harland Clarke Corp. acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 (the “Transaction Holdings Acquisition”) (see Note 3). Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

In February 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”) (see Note 3). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

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

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition, the Harland Clarke segment provides check-related delivery and fraud prevention services, stationery, business cards and other business and home office products to consumers and small businesses.

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools including software, scanning equipment, forms and related field maintenance services.

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 67% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice products to food processors, confectioners, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

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

Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 14). Harland Clarke Holdings is a holding company, and has no independent assets at December 31, 2009, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are not significant.

Subsequent Events

The Company has considered subsequent events through February 26, 2010, the date of issuance, in preparing the consolidated financial statements and notes thereto.

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

For multiple-element software arrangements, total revenue is allocated to each element based on the fair value method or the residual method when applicable. Under the fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence (the price of a bundled element when sold separately). Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on vendor-specific objective evidence is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed.

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

Customer Incentives

The Company’s Harland Clarke segment has contracts with certain clients that provide both fixed and volume-based rebates. These rebates are recorded as a reduction of revenues to which they apply and as accrued liabilities.

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

Investments

The Company has investments classified as available-for-sale securities, consisting of auction rate debt securities (“ARS”) collateralized by student loans, corporate equity securities and United States treasury securities, which are stated at fair value. Realized gains and losses on investments are included in other income (expense), net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. The United States treasury securities are classified as current and included in investments in marketable securities in the accompanying consolidated balance sheets. The corporate equity securities are classified as noncurrent and are included in other assets in the accompanying consolidated balance sheets. Interest earned on ARS is included in interest income in the accompanying consolidated statements of operations ($0.6, $1.3, and $1.8 during 2009, 2008 and 2007, respectively). See Note 17.

If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary, or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the issuer or business and the Company’s intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established. See the section captioned “Recently Adopted Accounting Guidance” below regarding amended accounting guidance for other-than-temporary impairments for debt securities which the Company adopted during 2009.

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

Contract Acquisition Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

are offset against any unamortized contract acquisition payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to these contract terminations of $0.8, $2.2 and $1.7 in 2009, 2008 and 2007, respectively.

Advertising

Advertising costs, which are recorded predominately in selling, general and administrative expenses, consist mainly of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company.

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

At December 31, 2009 and 2008, the Company had prepaid advertising costs of $3.4 and $3.8, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company’s advertising expense was $22.2, $23.9 and $19.4 for 2009, 2008 and 2007, respectively.

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

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $15.4, $17.7 and $12.6 during 2009, 2008 and 2007, respectively, and were primarily costs incurred related to the development of software.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after establishing the technological feasibility of the subject software product and before its availability for sale are capitalized and are included in other intangible assets, net on the accompanying consolidated balance sheets. Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years with related amortization expense in cost of goods sold on the accompanying consolidated statements of operations. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

The Company capitalizes costs to develop or obtain computer software for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when significant, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and ready for its intended use and are included in property, plant and equipment, net on the accompanying consolidated balance sheets.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of consideration transferred over the fair value of identifiable net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired, such as a significant adverse change in the business climate.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. In 2009, the Company reduced the number of reporting units from six to five as a result of an organizational realignment and the integration of two former reporting units into a single reporting unit. Certain of the Company’s reporting units are the same as its reportable segments and certain reporting units are one level below the reportable segment, which is at the operating segment level.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally, except where guideline companies are not similar enough to provide a reasonable value using the market approach. When that occurs, the market approach is weighted less than the income approach. The results of the Company’s tests indicated no goodwill impairment as the estimated fair values were greater than the carrying values. The Company assesses the results of the reporting unit valuations in relation to the value indicated by the Company’s market capitalization to ensure that the results are reasonable relative to market pricing.

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

The Company measures impairment of its indefinite-lived tradenames and trademarks based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames and trademarks are licensed in the marketplace. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The Company measures impairment of Mafco Worldwide’s indefinite-lived product formulations based on the excess earnings method of the income approach. Under this methodology, the estimated fair value of the product formulations is determined by the sum of the present values of the projected annual earnings attributable to the product formulations. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite-lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed below in “Long-Lived Assets.”

Costs to renew or extend the term of a recognized intangible asset are expensed as incurred and are not significant.

Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of a long-lived asset other than goodwill and indefinite-lived intangible assets may not be recoverable, the Company assesses the recoverability of such asset based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates are less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets.

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

The Company recognizes in its balance sheet the funded status of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation and recognizes changes in the funded status of a defined benefit pension and postretirement benefit plan within accumulated comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 11).

Translation of Foreign Currencies

The functional currency for each of the Company’s foreign subsidiaries is its local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into United States dollars at rates of exchange in effect at the balance sheet date and statement of operations items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s balance sheets. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of certain foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income (loss).

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2009 and 2008, the combined liabilities for self-insured workers compensation and group medical were $10.8 and $11.2, respectively.

Share-Based Payments

The Company accounts for share-based payments to employees, including grants of employee stock options in its financial statements based on their fair values. The Company did not grant any options in 2009, 2008, and 2007. All stock options were vested prior to January 1, 2006 and were exercised prior to June 30, 2007. See Note 10 regarding the issuance of restricted stock to a director in May 2007.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively. See the section captioned “Recently Adopted Accounting Guidance” below regarding amended accounting guidance for derivative instruments and hedging activities which the Company adopted during 2009.

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $32.5 and $44.2 as of December 31, 2009 and 2008, respectively.

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. A portion of these costs relate to plans to exit activities acquired from Harland, Data Management and Transaction Holdings (see Note 3) and have been included in purchase accounting in accordance with accounting guidance for business combinations that was in effect until January 1, 2009. The remaining costs relate to other exit activities and primarily consist of employee termination benefits which are accrued when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. In addition to employee termination benefits, other restructuring costs include, but are not limited to, equipment moves, training and travel, which are expensed as incurred. Additional restructuring charges related to the Company’s existing operations will be incurred as the Company completes its restructuring plans.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on previously reported net income (loss).

Specifically, asset impairment charges are presented as a line item on the consolidated statements of operations. In 2008 and 2007, asset impairment charges were classified in either cost of products sold, selling, general and administrative expenses or in restructuring costs. The asset impairment reclassifications for 2008 reduced cost of products sold by $0.5, selling, general and administrative expenses by $0.9 and restructuring costs by $1.0. The asset impairment reclassification for 2007 reduced selling, general and administrative expenses by $3.1. Asset impairment related reclassifications were also made in the consolidated statements of cash flows and in Notes 18 and 24.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Recently Adopted Accounting Guidance

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

Effective April 1, 2009, the Company adopted amendments to existing guidance for determining whether an impairment is other-than-temporary for debt securities (see Note 17). The amended guidance requires an entity to assess whether it: (a) intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis, or (b) does not expect recovery of the entire cost basis of the security. If either of these criteria is met, an other-than-temporary impairment is considered to have occurred and the entire difference between amortized cost and fair value of the security is recognized in earnings. For securities that do not meet the aforementioned criteria, the other-than-temporary impairment is separated into the amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the amount related to all other factors, such as changing interest rates or lack of liquidity, which is recognized in other comprehensive income. Additionally, the amended guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. The adoption resulted in a cumulative effect adjustment as of April 1, 2009 to reclassify credit losses related to auction-rate debt securities (“ARS”) of $0.2, net of taxes of $0.1, previously recognized as a component of accumulated other comprehensive loss to retained earnings.

Effective April 1, 2009, the Company adopted new guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements (see Note 16). The new guidance increases disclosure requirements but did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Effective for the quarter ended June 30, 2009, the Company adopted new guidance regarding subsequent events. The new guidance introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance did not result in significant changes in the subsequent events that the Company reports — either through recognition or disclosure — in its financial statements.

Effective October 1, 2009, the Company adopted new guidance for measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain valuation techniques. It also clarifies that an entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Effective for year-end 2009, the Company adopted new guidance for disclosures about assets held in an employer’s defined benefit pension and other postretirement benefit plans. The new guidance increases disclosure requirements but did not have an effect on the Company’s financial condition, results of operations or cash flows.

Recently Issued Accounting Guidance

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance for certain arrangements that include software elements. The new guidance removes non-software components of tangible products and software components of tangible products that have software components essential to the functionality of the tangible product from the scope of software revenue recognition.

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

3.	Acquisitions

Acquisition of Data Management

In February 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $218.7 in cash after giving effect to working capital adjustments of $1.6. Data Management’s results of operations have been included in the Company’s operations since the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to Holdings for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition (see Note 20). The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings.

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

As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities. The Company recorded $2.5 of severance and severance-related costs for the termination of certain Data Management employees in the above purchase price allocation. See Note 18 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.4 was expensed during 2008).

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment resulted in lower revenue being recognized over the related earnings period (of which $0.2 was reflected as reduced revenues during 2009 and $1.0 was reflected as reduced revenues during 2008).

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Data Management Acquisition had occurred as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if this transaction had taken place at the beginning of the period presented, nor does it purport to represent results of operations for future periods.

Unaudited Pro Forma
Year Ended
December 31, 2008

Net revenues	$1,923.5
Operating income	294.6
Net income	68.7
Depreciation and amortization (excluding amortization of deferred financing fees)	168.2
Basic earnings per common share	$3.41
Diluted earnings per common share	$3.41

In the pro forma information above, the results prior to the Data Management Acquisition were adjusted to include the pro forma impact of the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocation and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%.

The pro forma information also gives effect to certain identified cost savings totaling $0.8 as if they had been implemented in their entirety at the beginning of the period presented. These cost savings pertain to the termination of certain Data Management employees for which the related liability was recognized in the purchase price allocation. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Acquisition of Protocol IMS and SubscriberMail

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions 100% of the equity of SubscriberMail and certain assets and liabilities of Protocol IMS for an aggregate consideration of $12.9, subject to achievement of certain revenue targets in 2010 and 2011. The aggregate consideration of $12.9 includes contingent consideration of $1.8 for SubscriberMail upon the achievement of revenue targets, with a maximum contingent consideration of $2.0 if the targets are met. SubscriberMail, which was acquired on December 31, 2009, is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include B2B strategic services, B2C strategic services, database marketing and analytics, outbound B2B teleservices and production and fulfillment. Protocol IMS results of operations have been included in the Company’s operations since December 4, 2009, the date of its acquisition. The preliminary allocations of purchase price resulted in identified intangible assets of $4.2 and goodwill of $7.2, which are deductible for tax purposes.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The pro forma effects on the results of operations for these acquisitions were not material and are not included in the pro forma information presented above.

Acquisition of Transaction Holdings

In December 2008, Harland Clarke Corp. acquired 100% of the equity of Transaction Holdings for total cash consideration of $8.2. Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses. Transaction Holdings’ results of operations have been included in the Company’s operations since the date of its acquisition. The allocation of the purchase price is complete and resulted in identified intangible assets of $9.0, goodwill of $2.8 and net deferred tax liabilities of $2.8.

The pro forma effects on the results of operations for the Transaction Holdings Acquisition were not material and are not included in the pro forma information presented above.

Peldec Assets Purchase

In August 2007, the Company’s indirect wholly owned Irish subsidiary, Harland Financial Solutions Worldwide Limited, purchased certain intellectual property (the “Products”) and operations related to software products developed by Peldec Decision Systems Ltd. (“Peldec”), an Israeli corporation, including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for aggregate consideration of $30.0. Peldec’s results of operations have been included in the Company’s operations since the date of its acquisition. Harland Financial Solutions, Inc., a wholly owned subsidiary of the Company, had distributed the Products since August 2005 pursuant to a reseller agreement with Peldec.

Of the total consideration of $30.0, $14.0 was paid at closing, $6.0 was paid on the first anniversary of the closing date, $5.0 was paid on the second anniversary of the closing date and $5.0 is due on the third anniversary of the closing date. The time-based payments are treated as an incentive agreement and are being recorded as compensation expense ratably over the service period. Each time-based payment is subject to forfeiture if certain key employees terminate employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the related agreements. Fees and expenses of $0.4 were capitalized in the purchase price. Allocation of the purchase price above resulted in identified intangible assets of $7.2.

Acquisition of Wei Feng Enterprises Limited

In July 2007, Mafco Worldwide purchased the remaining 50% of the outstanding shares of Wei Feng Enterprises Limited (“Wei Feng”) for $1.5 ($0.5 of which was paid to the seller at closing and $1.0 of which was to be paid to the seller upon the issuance of a specific environmental permit for Wei Feng’s Zhangjiagang, China factory), plus up to an additional $1.9 over six years based on an earnout provision.

Wei Feng manufactures licorice derivatives which are sold to third-party customers and to Mafco Worldwide. Wei Feng purchases licorice extracts from Mafco Worldwide, as well as from third-party suppliers. As a result of this transaction, Wei Feng became a wholly owned, indirect subsidiary of Mafco Worldwide, and the Company has been consolidating the accounts of Wei Feng since the date of acquisition of the remaining interest. Mafco Worldwide had a 50% ownership in Wei Feng through the 2007 closing, which the Company accounted for using the equity method.

In May 2008, the purchase agreement was amended to provide for the following: (a) a cash payment to the seller of $0.8 made in May 2008 and another cash payment of $0.2 to be made to the seller upon achieving certain performance conditions at the Zhangjiagang, China factory ($0.1 of which was paid in December 2008) and (b) elimination of the earnout provision. This amendment, which reduced the total consideration paid for the remaining shares of Wei Feng, resulted in an extraordinary gain of $0.7 which is

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

equal to the value of the acquired assets in excess of the total consideration paid, after first reducing the value of the long-lived assets acquired to zero.

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid to Holdings for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 20).

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities. The Company recorded $19.7 of severance and severance-related costs for the termination of certain Harland employees and $2.8 of costs for the closure of certain Harland facilities in the above purchase price allocation. See Note 18 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the fair-valued inventory was sold (of which $4.4 was expensed during 2007).

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment resulted in lower revenue being recognized over the related earnings period (of which $0.2, $1.6 and $12.2 were reflected as reduced revenues during 2009, 2008 and 2007, respectively).

4.	Inventories

Inventories consist of the following:

	December 31,
	2009	2008

Finished goods	$36.0	$33.9
Work-in-progress	11.3	10.3
Raw materials	92.1	82.9

	$139.4	$127.1

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2009	2008

Machinery and equipment	$137.0	$140.8
Computer software and hardware	134.0	102.1
Leasehold improvements	28.5	22.4
Buildings and improvements	48.5	51.2
Furniture, fixtures and transportation equipment	15.7	17.6
Land	12.1	12.9
Construction-in-progress	14.1	15.2

	389.9	362.2
Accumulated depreciation	(214.3)	(170.0)

	$175.6	$192.2

Depreciation expense was $59.6, $68.4, and $60.3 for the years ended December 31, 2009, 2008 and 2007, respectively, and includes the depreciation of the Company’s capital leases. Capitalized lease equipment was $10.6 and $6.7 at December 31, 2009 and 2008, respectively, and the related accumulated depreciation was $5.9 and $4.5 at December 31, 2009 and 2008, respectively.

Construction-in-progress mainly consists of investments in Harland Clarke’s information technology infrastructure, contact centers, production bindery and delivery systems.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

6.	Assets Held For Sale

At December 31, 2009, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed

Atlanta, GA	Operations support	2008
Atlanta, GA	Printing	2008
Greensboro, NC	Printing	2009
Syracuse, NY	Printing	2009

The Syracuse and Greensboro facilities were closed to better utilize plant network capacity and maximize manufacturing and distribution efficiencies. The Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to the Harland Acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. The Company continues to make appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Syracuse facility was sold for its carrying value of $1.1.

Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	December 31,
	2009	2008

Land	$1.4	$1.0
Buildings and improvements	3.5	1.7

	$4.9	$2.7

In 2008, the Company recorded $0.5 in impairments related to print facilities held for sale which are included in asset impairment charges in the accompanying consolidated statements of operations. One of the facilities was subsequently sold for its carrying value of $2.8. In 2008, the Company also recorded a $0.2 impairment related to the operations support facility, which is included in asset impairment charges in the accompanying consolidated statements of operations.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

7.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill by business segment for the years ended December 31, 2009 and 2008 is as follows:

		Harland
	Harland	Financial		Licorice
	Clarke	Solutions	Scantron	Products	Total

Balance as of December 31, 2007	$768.4	$425.9	$152.6	$44.4	$1,391.3
Data Management acquisition	—	—	115.9	—	115.9
Transaction Holdings acquisition	2.8	—	—	—	2.8
Adjustments to goodwill	1.1	(0.5)	(0.2)	—	0.4
Effect of exchange rate changes	—	(0.4)	(0.1)	(0.8)	(1.3)

Balance as of December 31, 2008	772.3	425.0	268.2	43.6	1,509.1
Protocol IMS acquisition	0.9	—	—	—	0.9
SubscriberMail acquisition	6.3	—	—	—	6.3
Adjustments to goodwill	(0.1)	—	0.3	—	0.2
Effect of exchange rate changes	—	0.2	0.1	0.5	0.8

Balance as of December 31, 2009	$779.4	$425.2	$268.6	$44.1	$1,517.3

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	December 31,	December 31,	December 31,	December 31,
	(in years)	2009	2008	2009	2008

Amortized intangible assets:
Customer relationships	3-30	$1,234.6	$1,231.8	$261.5	$171.2
Trademarks and tradenames	2-25	154.5	8.3	3.4	1.1
Software and other	2-10	65.1	60.6	28.2	18.2
Patents and patents pending	3-20	20.0	19.6	4.0	2.3

		1,474.2	1,320.3	297.1	192.8

Indefinite-lived intangible assets:
Product formulations		109.8	109.8	—	—
Trademarks and tradenames		11.0	201.0	—	—

Total other intangible assets		$1,595.0	$1,631.1	$297.1	$192.8

Amortization expense was $104.3, $98.1 and $68.3 for the years ended December 31, 2009, 2008 and 2007, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the businesses acquired in 2009 was 7.1 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the businesses acquired in 2009 was as follows: customer relationships — 8.2 years, trademarks and tradenames — 8.1 years, software and other — 4.7 years and patents and patents pending — 3.0 years.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Estimated annual aggregate amortization expense for intangible assets through December 31, 2014 is as follows:

2010	$108.8
2011	101.8
2012	94.4
2013	84.5
2014	77.4

As a result of the 2009 annual impairment test for indefinite-lived tradenames, the Company determined the fair value of the Harland Clarke tradename was less than its carrying value due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. As a result of this impairment, the useful life of the Harland Clarke tradename was reassessed and determined to no longer be indefinite. Based on an analysis of future cash flows attributable to the Harland Clarke tradename, the Company determined the economic life for the Harland Clarke tradename is 25 years. A non-cash impairment charge of $44.2 ($33.4 for the Harland Clarke segment, $10.6 for the Harland Financial Solutions segment and $0.2 for the Scantron segment) was recorded in the fourth quarter of 2009 based on the fair value of the Harland Clarke tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to a life of 25 years. This impairment charge was included in asset impairment charges in the accompanying consolidated statements of operations for 2009. The charge did not affect consolidated cash flows, current liquidity, capital resources or covenants under existing credit facilities. The remaining balance of $145.8 for the Harland Clarke tradename was reclassified from indefinite-lived tradenames to amortized tradenames in the table of intangible assets above. The Company began to amortize this intangible asset on an undiscounted cash flow basis in the fourth quarter of 2009 resulting in additional amortization expense of $1.3 in 2009. Amortization expense for this intangible asset is expected to be $8.0 in 2010.

During 2008, the Company experienced further declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated non-cash impairment charge of $0.5 was included in asset impairment charges in the accompanying consolidated statements of operations for 2008.

During 2007, the Company continued to experience greater revenue attrition than expected from Alcott Routon operations within the Harland Clarke segment. As a result, as well as management’s decision to change the business model for this operation, the Company assessed whether portions of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on then current expectations indicated an impairment and the intangible assets were written down to their estimated fair value at that time. As a result, a non-cash impairment charge of $3.1 was recorded and included in asset impairment charges in the accompanying consolidated statements of operations for 2007.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

8.	Income Taxes

Information pertaining to the Company’s income (loss) before income taxes and the applicable provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007

Income (loss) before income taxes:
Domestic	$193.6	$112.6	$2.3
Foreign	(0.9)	(3.6)	(2.8)

Total income (loss) before income taxes	$192.7	$109.0	$(0.5)

Provision (benefit) for income taxes:
Current:
Federal	$76.9	$61.6	$—
State and local	15.4	6.8	3.3
Foreign	1.2	1.4	0.9

	93.5	69.8	4.2
Deferred:
Federal	(18.9)	(25.6)	0.7
State and local	(2.4)	(0.4)	(0.9)
Foreign	0.8	(1.8)	(0.3)

	(20.5)	(27.8)	(0.5)

Total provision for income taxes	$73.0	$42.0	$3.7

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Current:
Net operating loss carryforwards	$0.3	$0.8
Accrued expenses and other liabilities	27.6	26.6

Net current deferred tax asset	27.9	27.4
Valuation allowance	(5.5)	(2.7)

	22.4	24.7
Long-term:
Postretirement benefits obligations	9.7	9.7
Deferred compensation	0.5	0.9
Interest rate hedges liability	3.1	10.2
Net operating loss carryforwards	12.7	5.6
Other liabilities	14.9	12.3
Deferred gain on debt repurchase	(24.9)	—
Property, plant and equipment	(6.9)	(10.0)
Pension asset	(1.8)	(2.1)
Intangible assets	(462.6)	(503.8)

Net long-term deferred tax liability	(455.3)	(477.2)
Valuation allowance	(7.3)	(3.3)

	(462.6)	(480.5)

Net deferred tax liabilities	$(440.2)	$(455.8)

The effective tax rate varies from the current statutory federal income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007

Tax provision (benefit) at statutory rate	$67.5	$38.2	$(0.2)
State and local taxes	7.2	5.1	0.8
Foreign losses with no benefit	1.7	—	1.5
Permanent differences	(0.9)	(0.2)	0.6
Effect of change in uncertain tax positions	(3.5)	(0.7)	0.1
Extraterritorial benefit recorded	—	(1.4)	—
Effect of change in state tax rates on deferred taxes	—	—	0.3
Other	1.0	1.0	0.6

	$73.0	$42.0	$3.7

At December 31, 2009, the Company had $4.1 of domestic federal net operating loss (“NOL”) carryforwards which expire between 2021 and 2022. The federal NOL carryforwards relate to an acquisition in 2004 and therefore are subject to annual limitations under Internal Revenue Code Section 382, which generally

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

restricts the amount of a corporation’s taxable income that can be offset by a taxpayer’s NOL carryforwards in taxable years after a change in ownership has occurred.

The Company had domestic state net operating loss carryforwards totaling $8.3 (tax effected), with $0.5 expiring in 2011-2019, and the remainder expiring beyond 2019. In addition, the Company had foreign net operating loss carryforwards of $13.3 for Ireland, which have no expiration dates.

The Company has established a valuation allowance for certain federal, state and foreign net operating loss and tax credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2009, there was a valuation allowance of $12.8 for such items, a net increase of $6.8 from the prior year. The net increase was primarily due to a $6.8 increase in state net operating losses, a $1.7 reduction in tax credits and a $1.7 increase in losses in Ireland.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007

Balance at January 1	$18.7	$20.1	$10.7
Additions from acquisitions	—	—	9.6
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions for prior years	1.7	—	—
Reductions for tax positions for prior years	(6.7)	(1.4)	(0.2)
Settlements	—	—	—

Balance at December 31	$13.7	$18.7	$20.1

Of the amounts reflected in the table above at December 31, 2009, there were $5.4 of tax benefits that, if recognized in 2009, would have reduced the Company’s annual effective tax rate. The Company had accrued interest and penalties of approximately $6.9 and $6.1 as of December 31, 2009 and 2008, respectively. The Company records both accrued interest and penalties related to income tax matters, which is not significant, in the provision for income taxes in the accompanying consolidated statements of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

In connection with the acquisition of Clarke American in 2005, Honeywell agreed to indemnify the Company for certain income tax liabilities that arose prior to this acquisition.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2005 through 2008 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

The Internal Revenue Service previously commenced examinations of Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005. The Internal Revenue Service recently completed examinations of Harland for the tax years 2005 through May 1, 2007 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In connection with completion of the audits, Harland resolved its research and development credit claims with the Internal Revenue Service. This resulted in a $5.9 reduction of the accrual for the Company’s uncertain tax positions, of which $3.5 (inclusive of interest) was recorded as a benefit in the tax provision for the year ended December 31, 2009.

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

At December 31, 2009 and 2008, there were 23,875,831 shares of common stock issued and 4,541,900 shares were held in treasury at December 31, 2009 and 2008. There were 20,000 shares of Series A Preferred Stock outstanding at December 31, 2009 and 2008, all of which were held in treasury.

10.	Stock Plans

The Company established four stock plans, in 1995, 1997, 2000 and 2003 (the “Stock Plans”), which provide for the grant of awards covering up to 5.5 million shares of M & F Worldwide common stock. As of December 31, 2009, options to purchase a total of approximately 3.1 million shares of M & F Worldwide common stock have been granted pursuant to the Stock Plans. As of December 31, 2009, 200,000 shares of M & F Worldwide restricted common stock have been granted pursuant to the Stock Plans. The Company did not grant any options in 2009, 2008 and 2007 and there were no options outstanding during these years.

In addition, non-employee directors are eligible to participate in the Company’s Outside Directors Deferred Compensation Plan. This plan enables such directors to forego cash fees otherwise payable to them in respect to their service as a director and to have such fees credited in the form of stock units, which will be payable in the form of stock or cash, as elected by the director, when the director terminates service as a director, or at such other time as the director elects. As of December 31, 2009 and 2008, the Company recorded a liability of $4.4 and $1.0, respectively, related to deferred directors’ compensation. Deferred directors’ compensation is recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2009 and 2008, there were 111,803 and 64,464 stock units outstanding, respectively.

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s Board of Directors and is the sole shareholder of Holdings. Two-thirds of the Restricted Stock vested in equal installments on each of the first two anniversaries of the issuance date, and the remaining third will vest on May 30, 2010 provided that Mr. Perelman continues to provide services to the Company as a director, officer or consultant through such date. The remaining Restricted Stock will vest 100% upon the occurrence of a change in control of the Company, as defined in the Indenture (as defined in Note 14). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. The Company records non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $2.1, $0.9 and $2.1 related to the Restricted Stock in 2009, 2008 and 2007, respectively.

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

The following table reconciles the funded status of Mafco Worldwide’s funded defined benefit pension plans as of December 31, 2009 and 2008. The Company uses December 31 as a measurement date for all plans.

	December 31,
	2009	2008

Accumulated Benefit Obligation	$10.7	$9.6

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$11.4	$10.5
Service cost	0.4	0.4
Interest cost	0.7	0.7
Plan amendments	—	0.3
Actuarial loss (gain)	0.5	(0.1)
Benefits paid	(0.3)	(0.4)

Projected benefit obligation at end of year	12.7	11.4

Change in Plan Assets
Fair value of assets at beginning of year	20.1	26.9
Actual returns (losses) on plan assets	0.5	(7.3)
Company contributions	0.3	0.9
Benefits paid	(0.3)	(0.4)

Fair value of assets at end of year	20.6	20.1

Net pension asset	$7.9	$8.7

Amounts recognized in the consolidated balance sheets for Mafco Worldwide’s funded defined benefit pension plans consist of the following:

	December 31,
	2009	2008

Pension asset	$10.5	$11.2
Other liabilities	(2.6)	(2.5)

	$7.9	$8.7

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Net amounts recognized in accumulated other comprehensive loss at December 31, 2009, which have not yet been recognized as a component of net periodic pension income/expense for Mafco Worldwide’s funded defined benefit pension plans, are as follows:

Prior service cost	$0.6
Net actuarial loss	7.6

$8.2

The total prior service cost and actuarial loss included in accumulated other comprehensive loss and expected to be recognized as a reduction to net periodic pension income/expense during the year ending December 31, 2010 for Mafco Worldwide’s funded pension plans is $0.1 and $0.5, respectively.

The components of net periodic pension (expense) income for Mafco Worldwide’s funded defined benefit plans are as follows:

	Year ended December 31,
	2009	2008	2007

Service cost	$(0.4)	$(0.4)	$(0.4)
Interest cost	(0.7)	(0.7)	(0.6)
Expected return on plan assets	1.6	2.2	2.3
Amortization of prior service cost	(0.1)	(0.1)	(0.2)
Amortization of net actuarial loss	(0.8)	(0.1)	—

Net periodic pension (expense) income	$(0.4)	$0.9	$1.1

Contributions

Mafco Worldwide currently expects to contribute approximately $0.3 to its defined benefit pension plans in 2010.

Benefit Payments

The projected benefit payments for the defined benefits plans are as follows:

2010	$0.3
2011	0.3
2012	0.6
2013	0.6
2014	0.4
2015-2019	4.3

In addition to the amounts shown above, Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by the United States income tax regulation. The projected benefit obligation for this plan was $3.8 and $3.4 at December 31, 2009 and 2008, respectively. The projected benefit obligation reflected on the consolidated balance sheet at December 31, 2009 includes a current liability of $0.1 and a non-current liability of $3.7. Net loss recognized in accumulated other comprehensive loss at December 31, 2009, which has not yet been recognized as a component of net periodic pension cost for Mafco Worldwide’s unfunded plan was $0.7, net of tax. The net loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during the year ending December 31, 2010 is less than $0.1. The net periodic pension cost recognized for this

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

plan was $0.3 for each year ended December 31, 2009, 2008 and 2007. Benefit payments are projected to be $0.1 in 2010, $0.2 per year in 2011 to 2014 and a total of $1.4 for 2015 to 2019.

Assumptions

The following assumptions were used to determine the benefit obligation at year-end and net periodic benefit cost during the year:

	December 31,
	2009	2008

Weighted-average assumptions used to determine benefit obligation at year-end:
Discount rate	5.75-6.00%	6.25%
Rate of compensation increase	3.50%	3.50%

	Year ended December 31,
	2009	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	6.25%	5.80%
Expected long term rate of return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

The Company bases the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. The rate of increase in future compensation assumptions reflect the Company’s long-term actual experience and future and near-term outlook.

The Company considers a number of factors to determine its expected rates of return on the assets in its plans, including, without limitation, historical performance of the plan assets, investment style, asset allocations and other third-party studies and surveys. The Company considered the plan portfolios’ asset allocation over a variety of time periods and compared them with third-party studies and reviewed performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans’ advisors, investment managers and actuaries. While the Company considered recent performance and the historical performance of its plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

Investment Policies

The investment committee for the Company’s plans has adopted (and revises from time to time) investment policies with the objective of meeting and exceeding over time, the expected long-term rate of return of plan assets assumptions, weighted against a reasonable risk level and considering the appropriate liquidity levels. In connection with this objective, the investment committee retains a professional investment consultant as an advisor. Based upon the investment consultant advice, in 2009 the plans’ assets were mainly invested in mutual funds, common and collective funds, as well as corporate and government bonds to achieve the Company’s goals to enhance the expected returns of its investments together with their liquidity and protect the plans’ funded status. In 2008, the plans’ assets were invested in global asset allocation funds.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The plans currently have the following target ranges for these asset classes as shown below. The target ranges may be different for each plan depending on the investment strategy being utilized for the respective plan. The ranges are intended to allow flexibility for allocating assets and rebalancing as needed depending on changes in market values and the investment environment. The strategy utilized for each plan is regularly reviewed by the plans’ investment committee, which may decide to make adjustments to the allocations when allocations fall outside the asset class range.

Target Ranges
	Salary Plan	Union Plans

Asset classes:
Cash equivalents and other	0% - 15%	0% - 15%
Fixed income securities	65% - 100%	45% - 75%
Equity securities	0% - 15%	25% - 55%

Within the fixed income securities asset class, the investment policies provide for investments in a broad range of publicly traded debt securities, domestic and international Treasury issues, corporate debt securities, government agencies debt securities, mortgage-backed and asset-backed issues. Within the equity securities asset class, the investment policies provide for investments in a broad range of publicly traded securities ranging from small- to large-capitalization stocks and domestic and international stocks. Within the cash equivalents and other asset class, the investment policies provide for investments in cash and cash equivalents as well as private equity, hedge fund, real estate and other investments as approved by the plans’ investment committee.

Fair Value Measurement of Pension Plan Assets

As of December 31, 2009, the fair values of the Company’s pension plan investments for all plans using the three-tier fair value hierarchy described in Note 16 are as follows:

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents(1)	$(0.6)	$(0.6)	$—	$—
Mutual funds	1.7	1.7	—	—
Common and collective funds	5.0	—	5.0	—
Corporate bonds	5.1	—	5.1	—
Government bonds	9.2	9.2	—	—
Exchange traded funds	0.2	0.2	—	—

	$20.6	$10.5	$10.1	$—

(1)	The negative amount for cash reflects securities trades where settlement was pending as of December 31, 2009.

Cash and cash equivalents are stated at cost, which approximates fair market value. Mutual funds are valued at their net asset value quoted in active markets. Common and collective funds are valued at net asset value as reported by the fund administrator. Within mutual funds and common and collective funds, the assets are invested in a broad range of publicly traded equity securities and publicly traded debt securities ranging from domestic and international Treasury issues, corporate debt securities, government agencies debt securities and mortgage-backed and asset-backed issues, in accordance with the plans’ investment policies. Corporate and government bonds are generally valued on the basis of evaluated bids furnished by a pricing service, which determines valuations for normal, institutional size-trading units of such securities using market information, transactions for comparable securities and various relationships between securities. Exchange

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

traded funds, which are investment portfolios that hold a collection of marketable securities designed to track the performance of a specific index (like the S&P 500), are valued at the market price quoted on the particular stock exchange where they are traded.

The fair value disclosure provisions did not apply to the Company’s pension plan assets as of December 31, 2008 and therefore are not presented within this footnote.

Harland Clarke Holdings

The Company has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.5 and $6.4 at December 31, 2009 and 2008, respectively. Accretion expense recognized for these agreements was not significant.

The Company also sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes approximately 50% of the cost of the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.

As of December 31, 2009 and 2008, the accumulated postretirement benefit obligation (“APBO”) was $18.9 and $17.5, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company contributed $1.2, $1.5 and $0.8, respectively, to these plans. The Company expects to contribute $1.2 to these plans in 2010.

The following table presents the beginning and ending balances of the APBO, the changes in the APBO, and reconciles the plans’ status to the accrued postretirement healthcare and life insurance liability reflected on the accompanying consolidated balance sheets as of December 31, 2009 and 2008:

	2009	2008

APBO at beginning of year	$17.5	$15.6
Changes in APBO:
Interest cost	1.0	0.9
Benefits paid	(2.4)	(2.7)
Retiree contributions	1.1	1.2
Health benefits subsidy	0.1	—
Actuarial loss	1.6	2.5

APBO at end of year	$18.9	$17.5

Included in accrued salaries, wages and employee benefits	$1.2	$1.1
Included in other liabilities	17.7	16.4

APBO at end of year	$18.9	$17.5

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table presents the changes in the fair value of plan assets and the funded status for the periods presented:

	2009	2008

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1.2	1.5
Retiree contributions	1.1	1.2
Health benefits subsidy	0.1	—
Benefits paid	(2.4)	(2.7)

Fair value of plan assets at end of year	$—	$—

Funded status	$(18.9)	$(17.5)
Unrecognized actuarial net loss	2.6	1.0
Cumulative (charge) to other comprehensive income	(2.6)	(1.0)

Benefit obligation at end of year	$(18.9)	$(17.5)

As of December 31, 2009 and 2008, amounts recognized in accumulated other comprehensive loss consist of:

	2009	2008

Unrecognized actuarial net loss	$2.6	$1.0

Net periodic postretirement benefit costs for the Harland Clarke Holdings postretirement benefit plans were as follows:

	Year Ended December 31,
	2009	2008	2007

Interest on accumulated postretirement benefit obligation	$1.0	$0.9	$0.6
Net amortization	—	—	—

Net postretirement benefit cost	$1.0	$0.9	$0.6
Other changes in benefit obligations recognized in other comprehensive loss (income):
Unrecognized actuarial net loss (gain)	1.6	2.5	(1.5)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$2.6	$3.4	$(0.9)

The weighted average discount rates used to determine benefit obligations as of December 31, 2009 and 2008 were 5.75% and 6.0%, respectively. The weighted average discount rates used to determine the net periodic postretirement benefit cost for 2009 and 2008 were 6.0% and 5.75%, respectively. The annual healthcare cost trend rates used for 2010 to determine benefit obligations at December 31, 2009 were assumed to be 10.0% for pre-65 age groups and 8.0% for post-65 age groups due to the effects of Medicare. The estimated annual healthcare cost trend rates grade down gradually to 4.75% at 2016 for post-65 age groups and 4.75% at 2018 for pre-65 age groups. Participant contributions are assumed to increase with healthcare cost trend rates.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The healthcare cost trend rate assumptions, which are net of participant contributions and subsidies, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Effect on total interest cost for 2009	$0.1	$(0.1)
Effect on postretirement benefit obligation at December 31, 2009	1.3	(1.1)

The following reflects the estimated future benefit payments, net of estimated participant contributions and subsidies:

2010	$1.2
2011	1.2
2012	1.2
2013	1.2
2014	1.2
2015-2019	6.3

During 2009, 2008 and 2007, there were no reclassification adjustments or amortization of the actuarial (loss) gain. In 2010, amortization of accumulated actuarial loss that will be included in net periodic postretirement benefit costs will not be significant.

12.	Defined Contribution Pension Plans

Mafco Worldwide has a defined contribution 401(k) plan covering its domestic salaried employees. Mafco Worldwide contributes 2% of an employee’s salary to this plan, which reduces the benefit received from the defined benefit plan. Harland Clarke Holdings, through its subsidiaries, sponsors certain defined contribution benefit plans whereby it generally matches employee contributions up to 4% of base wages. Contributions to these plans were $14.6, $16.0, and $11.5 in 2009, 2008 and 2007, respectively.

13.	Short-Term Debt

On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provides for a loan in the amount of $27.2. The loan is secured by M & F Worldwide’s investments in auction-rate securities. The Secured Loan Agreement was amended in June 2009 to extend the maturity date from June 12, 2009 to June 11, 2010 and to change the interest rate from the federal funds rate plus 1.0% to the federal funds rate plus 2.25%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During 2008, M & F Worldwide made $0.9 of such mandatory payments on the loan. During 2009, M & F Worldwide also paid $4.1 of the principal in connection with the sale of certain securities with a face value of $6.0. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events. The outstanding balance was $22.2 and $26.3 at December 31, 2009 and 2008, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

14.	Long-Term Debt

	December 31,
	2009	2008

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,755.0	$1,773.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	206.8	305.0
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	310.0
Mafco Worldwide $125.0 Senior Secured Credit Facilities	55.2	65.7
Capital lease obligations and other indebtedness	5.7	2.6

	2,294.0	2,456.3
Less: current maturities	(24.5)	(26.7)

Long-term debt, net of current maturities	$2,269.5	$2,429.6

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities

On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.7% at December 31, 2009. As of December 31, 2009, there were no outstanding borrowings under the Revolver and there was $87.5 available for borrowing (giving effect to the issuance of $12.5 of letters of credit).

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

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires Harland Clarke Holdings to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. Harland Clarke Holdings has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and Harland Clarke Holdings may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. Harland Clarke Holdings is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in 2009 with respect to fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). No such excess cash flow payment was required to be paid in 2009 with respect to 2008 and no such excess cash flow payment is required to be paid in 2010 with respect to 2009. Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

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

Under the terms of the Credit Agreement, Harland Clarke Holdings was required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, Harland Clarke Holdings entered into interest rate derivative arrangements described in Note 15.

Harland Clarke Holdings Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

interest rate on the floating rate notes was 6.0% at December 31, 2009. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.

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

Harland Clarke Holdings Prior Credit Facilities

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

The Prior Term Loan had an aggregate principal amount at maturity of $440.0. Harland Clarke Holdings assumed $437.8 of net obligations from its issuance, net of original discount of 0.5%. The original discount was fully amortized as non-cash interest expense over the life of the term loan facility using the effective interest method.

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

Gain on Early Extinguishment of Debt

During 2009, the Company extinguished debt with a total principal amount of $136.9 by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6, resulting in a gain of $65.0 after the write-off of $4.3 of unamortized deferred financing fees related to the extinguished debt.

Loss on Early Extinguishment of Debt

During 2007, in connection with the extinguishment of Harland Clarke Holdings’ Prior Credit Facilities and the 2013 Senior Notes, the Company recorded a total loss on early extinguishment of debt of $54.6, consisting of the following: the $37.3 prepayment premiums and consent payments on the 2013 Senior Notes, the $3.9 prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 for the write-off of

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Mafco Worldwide $125.0 Senior Secured Credit Facilities

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 2.2% at December 31, 2009.

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

The Mafco Worldwide term loan is repayable in quarterly installments of up to approximately $0.2. Due to repayments made in 2007, there were no quarterly installment requirements in 2009 and 2008. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility. No excess cash flow payment or quarterly installments are required to be paid in 2010. On March 6, 2009, Mafco Worldwide made a $6.5 excess cash flow payment related to fiscal year 2008. No excess cash flow payment was required to be paid in 2008 due to prepayments of $23.3 in 2007, which included mandatory repayments of $1.1. As of December 31, 2009, there were no borrowings under the Mafco Worldwide $15.0 revolving credit facility, and there was $14.7 available for borrowing after giving effect to the issuance of $0.3 of letters of credit.

In connection with the purchase of the remaining 50% of a joint venture (see Note 3), Mafco Worldwide entered into the first amendment to the Mafco Worldwide credit facilities on June 27, 2007.

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations and other indebtedness with principal balances totaling $5.7 and $2.6 at December 31, 2009 and 2008, respectively. These obligations have imputed interest rates ranging from 5.7% to 9.6% and have required payments, including interest, of $1.8 in 2010, $1.6 in 2011, $1.1 in 2012 and 2013 and $0.8 in 2014. During 2009, a subsidiary of Harland Clarke Holdings entered into a capital lease and other indebtedness totaling $5.1 and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Mafco Worldwide’s French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million and 2.0 million Euros (approximately $2.2 and $2.8, respectively) at December 31, 2009 and 2008, respectively for working capital purposes. The subsidiary had no borrowings at December 31, 2009 and 2008.

Annual Maturities

Annual maturities of long-term debt during the next five years are as follows:

2010	$24.5
2011	69.6
2012	19.0
2013	19.0
2014	1,683.8

15.	Derivative Financial Instruments

Interest Rate Hedges

The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company’s risk on a portion of its variable-rate debt.

During February 2006, Harland Clarke Holdings entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006. The hedges expired on June 30, 2009. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. On May 1, 2007, Harland Clarke Holdings’ prior credit facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of Harland Clarke Holdings’ Term Loan. The Company amortized the fair value of the derivative liability of $0.4 as of May 1, 2007 in interest expense in the consolidated statements of operations over the remaining life of the derivative contract using the straight-line method.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated
as Cash Flow		December 31,
Hedging Instruments:	Balance Sheet Classification	2009	2008

Interest rate swaps	Other current liabilities	$6.3	$13.8
	Other liabilities	7.9	13.7

See Note 16 for information regarding the valuation of these derivative instruments.

These derivative instruments had no ineffective portions during 2009 and 2008. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of operations due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Year Ended December 31, 2009
Loss Reclassified
from Accumulated
Derivatives Designated	Loss Recognized in	Other Comprehensive
as Cash Flow	Other Comprehensive	Loss into Interest
Hedging Instruments:	Income	Expense

Interest rate swaps	$18.3	$31.6

The Company expects to reclassify approximately $18.7 into net income as additional interest expense during the twelve months ending December 31, 2010.

The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

Balances and Net Changes:	2009

Balance at the beginning of the period	$16.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $12.2	(19.4)
Net change in fair value of interest rate swaps, net of taxes of $6.9	11.4

Balance at end of period	$8.6

16.	Fair Value Measurements

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Nonrecurring Fair Value Measurements

The following table presents the Company’s nonrecurring fair value measurements completed during 2009:

	Fair Value at
	November 1,				Impairment
	2009	(Level 1)	(Level 2)	(Level 3)	Charges

Indefinite-lived trademarks and tradenames	$156.8	—	—	$156.8	$44.2

Indefinite-lived trademarks and tradenames were measured for impairment during the fourth quarter of 2009 as part of the Company’s annual measurements for impairment testing and resulted in non-cash impairment charges totaling $44.2. The charges consisted of $33.4 related to the Harland Clarke segment, $10.6 related to the Harland Financial Solutions segment and $0.2 related to the Scantron segment. The impairments were primarily due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. See Note 2 for more information on the fair value measurement process for indefinite-lived trademarks and tradenames.

Recurring Fair Value Measurements

As of December 31, 2009, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. The marketable securities are included in investments in marketable securities, investments in auction-rate securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of December 31, 2009 and 2008 are calculated as follows:

	Balance at
	December 31,
	2009	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$55.9	$26.5	$—	$29.4
Liability for interest rate swaps	14.2	—	14.2	—

	Balance at
	December 31,
	2008	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$33.8	$0.2	$—	$33.6
Liability for interest rate swaps	27.5	—	27.5	—

Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparties, adjusted for the Company’s credit risk. Marketable securities consist of corporate equity securities and United States treasury securities. Fair value of corporate equity securities and United States treasury securities are based on quoted market prices of the related security.

The fair value of the ARS as of December 31, 2009 and 2008 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future principal and interest payments as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. Prior to the April 1, 2009 adoption of amended accounting guidance as discussed in Note 2, any fluctuations in fair value related to these securities that the Company deemed to be temporary, including any recoveries of previous write-downs, were recorded in accumulated other comprehensive loss. The Company recorded an unrealized loss of $2.6, net of taxes, in accumulated other comprehensive loss during 2008.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Through the third quarter of 2009, the Company recorded changes in fair value of the ARS in accumulated other comprehensive loss, except for a cumulative effect adjustment of $0.2, net of taxes of $0.1, recorded as a decrease to retained earnings during the second quarter of 2009 under amended accounting guidance. The cumulative effect adjustment represents a reclassification of credit losses previously recognized in accumulated other comprehensive loss. During the fourth quarter of 2009, the Company sold certain of the ARS issues and reclassified all unrealized losses on the ARS totaling $2.7 with related tax benefits of $0.9 as of December 31, 2009 from accumulated other comprehensive loss to earnings.

The following table presents the Company’s marketable securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2009	2008

Balance at beginning of period	$33.6	$—
Transfers to Level 3	—	40.0
Par value redemption	—	(2.4)
Unrealized losses recorded in accumulated other comprehensive loss	—	(4.0)
Change in unrealized loss recorded in other expense, net	1.8	—
Sale of securities	(6.0)	—

Balance at end of period	$29.4	$33.6

As of December 31, 2009, the Company had assets related to its qualified pension plans measured at fair value as presented in Note 11.

Fair Value of Financial Instruments

Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, short-term debt and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at December 31, 2009 and 2008 was approximately $1,966.1 and $1,135.7, respectively. The carrying value of long-term debt at December 31, 2009 and 2008 was $2,294.0 and $2,456.3, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

17.	Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Balance at December 31, 2009:
Equity securities	$0.3	$1.7	$(0.1)	$1.9
ARS	29.4	—	—	29.4
United States treasury securities	24.6	—	—	24.6

Total marketable securities	$54.3	$1.7	$(0.1)	$55.9

Balance at December 31, 2008:
Equity securities	$0.3	$0.1	$(0.2)	$0.2
ARS	37.6	—	(4.0)	33.6

Total marketable securities	$37.9	$0.1	$(4.2)	$33.8

The Company purchased United States treasury securities, which mature in 2012, during the fourth quarter of 2009.

The Company’s ARS investments are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The ARS are securities with long-term maturities ranging between 22 and 37 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS investments collateralized by student loans, including auctions for ARS investments held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.

In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of December 31, 2009 and 2008, the ARS were classified as long-term investments. During 2009, the Company sold ARS with a face value of $6.0 for total proceeds of $5.3. During 2008, the Company received proceeds of $2.4 for par value partial calls on its ARS.

The following presents the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

At December 31, 2009:
Equity securities	$—	$—	$0.1	$0.1
At December 31, 2008:
Equity securities	$0.1	$0.2	$—	$—
ARS	33.6	4.0	—	—

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

In the fourth quarter of 2009, the Company wrote-down its investment in ARS in the amount of $2.7 due to its determination that the decline in the market value was other-than-temporary. In 2008 and 2007, the Company wrote-down an equity investment due to an other-than-temporary decline in its market value in the amount of $0.8 and $0.8, respectively. These write-downs are included in other income (expense), net in the accompanying consolidated statements of operations. The Company has determined that the gross unrealized losses on its investments at December 31, 2009 are temporary in nature. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2009.

18.	Restructuring

Harland Clarke and Corporate

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant. These facilities were closed in 2007 with ongoing lease commitments through 2009. The total expenditures for these closures were $3.2.

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

In the fourth quarter of 2008, the Company announced it would consolidate certain printing operations, which included the closing of two printing facilities in 2009 (consisting of one owned facility and one leased facility). Due to this action, the Company recorded an impairment charge of $1.0 to adjust the carrying value of the owned facility to its estimated fair value. This impairment charge is included in asset impairment charges in the accompanying consolidated statements of operations for 2008. The non-cash utilization of $1.0 and $1.1 in 2008 and 2007, respectively, in the following table includes adjustments to the carrying value of other property, plant and equipment.

In addition to restructuring liabilities recorded in the Harland Acquisition purchase accounting, the Company also adopted plans during 2008 and 2009 to realize additional cost savings in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions. The Company also recorded restructuring liabilities in connection with the Transaction Holdings Acquisition of $1.5 in 2008. The liabilities were reduced by $0.6 in 2009, which is reflected as non-cash utilization in the table below.

The Company expensed $18.1 for severance and severance-related costs and $7.6 for facilities closures and other costs during the year ended December 31, 2009 and expensed $7.0 for severance and severance-related costs and $1.3 for facilities closures and other costs during the year ended December 31, 2008. The Company expects to incur in future periods an additional $1.6 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2013.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table details the components of the Company’s restructuring accruals under its plans established since 2007 related to the Harland Clarke segment and Corporate for 2009, 2008 and 2007:

		Established in
	Beginning	Purchase			Non-cash	Ending
	Balance	Accounting	Expensed	Paid in Cash	utilization	Balance

Year Ended December 31, 2009:
Severance and severance-related	$7.4	$—	$18.1	$(23.0)	$—	$2.5
Facilities closures and other costs	2.3	—	7.6	(2.8)	(4.6)	2.5

Total	$9.7	$—	$25.7	$(25.8)	$(4.6)	$5.0

Year Ended December 31, 2008:
Severance and severance-related	$8.5	$1.8	$7.0	$(9.9)	$—	$7.4
Facilities closures and other costs	2.9	0.8	1.3	(1.7)	(1.0)	2.3

Total	$11.4	$2.6	$8.3	$(11.6)	$(1.0)	$9.7

Year Ended December 31, 2007:
Severance and severance-related	$1.7	$13.0	$2.9	$(9.1)	$—	$8.5
Facilities closures and other costs	1.0	1.4	2.7	(1.1)	(1.1)	2.9

Total	$2.7	$14.4	$5.6	$(10.2)	$(1.1)	$11.4

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

The Company expensed $3.3 for severance and severance-related costs and $0.5 for facilities closures and other costs during the year ended December 31, 2009, and expensed $3.9 for severance and severance-related costs during the year ended December 31, 2008. The Company currently expects to incur additional costs of $0.2 related to these plans, which is subject to refinement as the reorganization progresses.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for 2009, 2008 and 2007:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance

Year Ended December 31, 2009:
Severance and severance-related	$1.4	$—	$3.3	$(3.7)	$1.0
Facilities and other costs	0.7	—	0.5	(1.1)	0.1

Total	$2.1	$—	$3.8	$(4.8)	$1.1

Year Ended December 31, 2008:
Severance and severance-related	$0.7	$(0.1)	$3.9	$(3.1)	$1.4
Facilities and other costs	1.7	(0.4)	—	(0.6)	0.7

Total	$2.4	$(0.5)	$3.9	$(3.7)	$2.1

Year Ended December 31, 2007:
Severance and severance-related	$—	$5.2	$—	$(4.5)	$0.7
Facilities and other costs	—	2.3	—	(0.6)	1.7

Total	$—	$7.5	$—	$(5.1)	$2.4

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

As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $2.3 for severance and severance-related costs and $0.1 of facilities and other costs for the consolidation of certain printing operations during the year ended December 31, 2008. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the Data Management Acquisition as of March 31, 2009.

The Company expensed $2.7 for severance and severance-related costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses, and $0.3 for facilities closures and other costs during the year ended December 31, 2009.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table details the components of the Company’s restructuring accruals related to the Scantron segment for 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-Cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance

Year Ended December 31, 2009:
Severance and severance-related	$1.0	$—	$2.7	$(3.0)	$(0.2)	$0.5
Facilities and other costs	—	—	0.3	—	(0.3)	—

Total	$1.0	$—	$3.0	$(3.0)	$(0.5)	$0.5

Year Ended December 31, 2008:
Severance and severance-related	$—	$2.5	$2.3	$(3.8)	$—	$1.0
Facilities and other costs	—	—	0.1	(0.1)	—	—

Total	$—	$2.5	$2.4	$(3.9)	$—	$1.0

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

19.	Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2020. Certain leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2009, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2010	$27.7
2011	25.5
2012	21.5
2013	16.8
2014	14.3
Thereafter	26.6

Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $0.7.

Total lease expense for all operating leases was $27.2, $24.9 and $21.0 for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the Company had obligations to purchase approximately $23.5 of raw materials.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary and its successors have pursued litigation against the insurers providing this coverage in order to confirm its availability and obtain its benefits. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2009, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

The Friction Guarantor has been fulfilling the Friction Buyer’s obligations since October 2001, when the successor in interest to the Friction Buyer filed for Chapter 11 bankruptcy.

In October 2008, Pneumo Abex received $2.0 plus interest earned since December 2007, and the Friction Guarantor received $138.0 plus interest in full satisfaction of the claims of Pneumo Abex and the Friction Guarantor in the Friction Buyer’s successor’s bankruptcy case. Resolution of these claims did not affect the Friction Guarantor’s guaranty in favor of Pneumo Abex.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in an Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). The amended complaint alleged, among other things, that HFS’s LaserPro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Following the removal of the action to the United States District Court for the Southern District of Illinois, the District Court entered an order granting with prejudice HFS’s motion to dismiss Mr. Kitson’s claims. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all remaining claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2. The class settlement agreement was approved by the District Court in January 2010.

Other commercial borrowers that have obtained loans from other banks in Illinois, Ohio and South Carolina have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and their likely progress is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

20.	Transactions with Related Parties

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

The Management Services Agreement provides for termination of the agreement on December 31, 2009, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company. Neither party provided notice in 2009, therefore MacAndrews & Forbes LLC will continue to provide these services in 2010 under the terms of the existing agreement.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Restricted Stock

See Note 10 regarding the issuance of restricted stock to a director in May 2007.

Notes Receivable

In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 and a term loan of $0.5, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N.A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with the acquisition of the facility and note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010.

The outstanding balance on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During 2009, Harland Clarke Holdings received $15.0 in payments and released $9.8 in draws on the revolver, bringing the principal balance of the debt to $7.0 at December 31, 2009. During 2008, Harland Clarke Holdings received $15.2 in payments and released $13.5 in draws on the revolver, bringing the principal balance of the debt to $12.2 at December 31, 2008. Interest income of $0.8 and $0.4 was recorded in 2009 and 2008, respectively.

Joint Venture Transactions

As discussed in Note 3, Mafco Worldwide purchased the remaining 50% of the outstanding shares of Wei Feng in July 2007. As a result of this transaction, Wei Feng became a wholly owned, indirect subsidiary of Mafco Worldwide and the Company has been consolidating the accounts of Wei Feng since the acquisition of the remaining interest. Prior to the 2007 share purchase, the joint venture purchased licorice materials from Mafco Worldwide as well as other third party suppliers. Net revenues in the accompanying consolidated statements of operations include sales to the joint venture of $2.4 during the year ended December 31, 2007.

The joint venture manufactured licorice derivatives which were sold to third party customers and to Mafco Worldwide. Mafco Worldwide used these derivatives to manufacture certain finished goods. Mafco Worldwide purchased $4.8 of licorice derivates from the joint venture during the year ended December 31, 2007.

The Company accounted for this investment under the equity method through July 1, 2007 and its share of earnings was $0.1 for the year ended December 31, 2007.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $1.3 through June 2011 at an interest rate of 7.5%.

At December 31, 2009, the Company recorded prepaid expenses and other assets of $1.2 and $0.8 and other current liabilities and other liabilities of $0.7 and $0.2, respectively, relating to the directors and officers insurance programs and financing arrangements. At December 31, 2008, the Company recorded prepaid expenses and other assets of $1.7 and $1.7, respectively, and other liabilities of $0.7 and $0.6, respectively, relating to the directors and officers insurance programs and financing arrangements. The Company paid $0.8, $0.6 and $0.4 to Holdings in 2009, 2008 and 2007, respectively, under the insurance programs, including amounts due under the financing arrangements.

21.	Stock Repurchase Program

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

22.	Significant Customers

Harland Clarke Holdings’ top 20 clients accounted for approximately 29%, 30% and 30% of the Company’s consolidated net revenues in 2009, 2008 and 2007, respectively, with sales to Bank of America representing a significant portion of such revenues in the Harland Clarke segment. Mafco Worldwide’s sales to its top 10 customers accounted for approximately 4%, 4% and 5% of the Company’s consolidated net revenues in 2009, 2008 and 2007, respectively.

23.	Business Segment Information

The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers as well as consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel and Ireland.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

•	Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates in the United States and Canada.

•	Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.

Selected summarized financial information for 2009, 2008 and 2007 is as follows:

		Harland
	Harland	Financial		Licorice	Corporate
	Clarke(1)(5)	Solutions(1)(2)	Scantron(1)(3)	Products(4)	and Other(1)(6)	Total

Product revenues, net:
2009	$1,221.6	$73.0	$123.2	$101.8	$—	$1,519.6
2008	1,285.4	79.9	126.5	111.6	—	1,603.4
2007	1,101.4	50.0	47.9	102.9	—	1,302.2
Service revenues, net:
2009	$4.4	$205.9	$84.2	$—	$—	$294.5
2008	4.7	213.8	84.3	—	—	302.8
2007	2.5	133.0	35.1	—	—	170.6
Intersegment revenues:
2009	$—	$—	$0.6	$—	$(0.6)	$—
2008	0.3	—	0.5	—	(0.8)	—
2007	0.6	—	0.6	—	(1.2)	—
Operating income (loss):(7)
2009	$195.8	$32.8	$34.5	$32.1	$(29.0)	$266.2
2008	217.1	34.1	28.4	39.4	(26.0)	293.0
2007	181.1	16.8	12.4	35.5	(28.5)	217.3
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
2009	$109.3	$26.9	$25.9	$1.8	$—	$163.9
2008	112.5	28.7	23.3	2.0	—	166.5
2007	98.2	17.3	10.6	2.4	0.1	128.6
Non-cash asset impairment charges:
2009	$33.6	$10.6	$0.2	$—	$—	$44.4
2008	2.4	—	—	—	—	2.4
2007	3.1	—	—	—	—	3.1
Capital expenditures (excluding capital leases):
2009	$28.3	$6.5	$7.4	$1.6	$—	$43.8
2008	32.2	4.0	12.0	1.2	—	49.4
2007	18.0	5.6	1.9	1.4	—	26.9
Total assets:
December 31, 2009	$1,070.3	$327.0	$290.3	$278.6	$1,719.8	$3,686.0
December 31, 2008	1,184.2	335.4	307.0	269.3	1,687.2	3,783.1

(1)	Includes results of the acquired Harland businesses from the date of acquisition.

(2)	Includes results of the acquired Peldec business from the date of acquisition.

(3)	Includes results of the acquired Data Management business from the date of acquisition.

(4)	Includes results of the acquired Wei Feng business from the date of acquisition.

(5)	Includes results of the acquired Transaction Holdings, Protocol IMS and SubscriberMail businesses from the date of acquisition.

(6)	Total assets include goodwill of $1,517.3 and $1,509.1 as of December 31, 2009 and 2008, respectively, which is not assigned to the operating segments.

(7)	Includes restructuring costs of $32.5, $14.6 and $5.6 for 2009, 2008 and 2007, respectively (see Note 18).

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Selected summarized geographic information at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008

Long-lived assets:
North America	$1,738.5	$1,771.9
Foreign	33.0	35.5
Corporate	33.2	33.2

Total	$1,804.7	$1,840.6

24.	Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly financial information for 2009 and 2008:

	2009
	First	Second	Third	Fourth

Net revenues	$464.3	$451.9	$450.7	$447.2
Gross profit	189.2	188.7	192.1	188.7
Net income	51.3	29.1	36.5	2.8
Income per common share:
Basic	$2.65	$1.51	$1.89	$0.15

Diluted	$2.64	$1.50	$1.88	$0.14

	2008
	First	Second	Third	Fourth

Net revenues	$472.0	$484.9	$482.3	$467.0
Gross profit	189.0	202.8	194.6	191.5
Net income before extraordinary gain	12.5	18.6	20.1	15.8
Extraordinary gain	—	0.7	—	—
Net income	12.5	19.3	20.1	15.8
Income per common share before extraordinary gain:
Basic	$0.58	$0.88	$1.04	$0.82

Diluted	$0.58	$0.88	$1.04	$0.82

Extraordinary gain per common share:
Basic	$—	$0.04	$—	$—

Diluted	$—	$0.04	$—	$—

Income per common share:
Basic	$0.58	$0.92	$1.04	$0.82

Diluted	$0.58	$0.92	$1.04	$0.82

Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

25.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2009	2008	2007

Net income (loss) before extraordinary gain	$119.7	$67.0	$(4.2)
Extraordinary gain	—	0.7	—

Net income (loss)	$119.7	$67.7	$(4.2)

Weighted-average shares outstanding (in millions):
Basic	19.3	20.1	21.0
Dilutive impact of stock options and stock units	0.1	—	—

Diluted	19.4	20.1	21.0
Earnings (loss) per common share before extraordinary gain:
Basic	$6.20	$3.30	$(0.20)
Diluted	$6.17	$3.30	$(0.20)
Extraordinary gain per share:
Basic	$—	$0.04	$—
Diluted	$—	$0.04	$—
Earnings (loss) per share:
Basic	$6.20	$3.34	$(0.20)
Diluted	$6.17	$3.34	$(0.20)

Schedule I – Condensed Financial Information of Registrant
Balance Sheets (Parent Only)
(in millions, except share and per share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$57.8	$16.9
Prepaid expenses and other current assets	1.1	8.6

Total current assets	58.9	25.5
Investment in subsidiaries	447.8	349.2
Receivable from subsidiaries	1.2	2.2
Deferred tax assets	3.9	1.4
Investments in auction-rate securities	29.4	33.6
Other assets	1.4	2.1

Total assets	$542.6	$414.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5.3	$2.1
Short-term debt	22.2	26.3

Total current liabilities	27.5	28.4
Payable to subsidiaries	—	4.7
Other liabilities	1.1	0.6
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at December 31, 2009 and 2008	0.2	0.2
Additional paid-in capital	75.4	73.3
Treasury stock at cost; 4,541,900 shares at December 31, 2009 and 2008	(106.6)	(106.6)
Retained earnings	556.7	437.2
Accumulated other comprehensive loss, net of taxes	(11.7)	(23.8)

Total stockholders’ equity	514.0	380.3

Total liabilities and stockholders’ equity	$542.6	$414.0

Schedule I – Condensed Financial Information of Registrant
Statements of Operations (Parent Only)
(in millions)

	Year Ended December 31,
	2009	2008	2007

General and administrative expenses	$16.2	$11.2	$12.4

Operating loss	(16.2)	(11.2)	(12.4)
Interest, investment and other (expense) income, net	(2.5)	1.3	3.0

Loss from operations before income taxes	(18.7)	(9.9)	(9.4)
Benefit for income taxes	(6.5)	(4.5)	(3.2)

Loss from operations	(12.2)	(5.4)	(6.2)
Equity in income of subsidiaries	131.9	73.1	2.0

Net income (loss)	$119.7	$67.7	$(4.2)

Schedule I – Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Only)
(in millions)

	Year Ended December 31,
	2009	2008	2007

Operating activities
Net income (loss)	$119.7	$67.7	$(4.2)
Adjustments to reconcile net income (loss) to total cash used in operating activities:
Equity in income of subsidiaries	(131.9)	(73.1)	(2.0)
Restricted stock amortization	2.1	0.9	2.1
Realized and unrealized loss on auction-rate securities	2.7	—	—
Tax benefits from stock options exercised	—	(14.6)	—
Changes in assets and liabilities:
Receivable from/payables to subsidiaries	(3.7)	(1.2)	4.9
Other, net	8.3	2.3	(2.1)

Cash used in operating activities	(2.8)	(18.0)	(1.3)

Investing activities
Investments in auction-rate securities	—	—	(10.0)
Sales and redemption of auction-rate securities	5.3	2.4	—
Dividends from Harland Clarke Holdings	41.3	65.0	1.8
Dividends from Mafco Worldwide	1.5	1.5	1.5

Cash provided by (used in) investing activities	48.1	68.9	(6.7)

Financing activities
Tax benefits from stock options exercised	—	14.6	—
Proceeds from stock options exercised	—	—	5.2
Purchases of treasury stock	—	(91.8)	—
Proceeds from issuance of short-term debt	—	27.2	—
Repayments of short-term debt	(4.1)	(0.9)	—
Insurance premium financing payments	(0.3)	(0.1)	—

Cash (used in) provided by financing activities	(4.4)	(51.0)	5.2

Net increase (decrease) in cash and cash equivalents	40.9	(0.1)	(2.8)
Cash and cash equivalents at beginning of period	16.9	17.0	19.8

Cash and cash equivalents at end of period	$57.8	$16.9	$17.0

Schedule II – Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2009, 2008 and 2007.

	Beginning	Amounts	Balance	Ending
Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves	Balance	Reserved	Written Off	Balance

December 31, 2009	$2.9	$7.7	$7.3	$3.3
December 31, 2008	$2.6	$8.0	$7.7	$2.9
December 31, 2007	$0.1	$5.5	$3.0	$2.6