Form 10-Q
period 2010-03-31
M & F WORLDWIDE CORP
filed 2010-05-05
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Yes ☐ No ☑
As of March 31, 2010, there were 19,333,931 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 1,012,666 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231.0	$133.7
Accounts receivable (net of allowances of $3.3 and $3.3)	133.0	133.1
Investments in marketable securities	24.6	24.6
Inventories	134.3	139.4
Income taxes receivable	11.8	12.2
Deferred tax assets	22.4	22.4
Prepaid expenses and other current assets	77.2	78.1

Total current assets	634.3	543.5
Property, plant and equipment	392.0	389.9
Less accumulated depreciation	(225.2)	(214.3)

Property, plant and equipment, net	166.8	175.6
Goodwill	1,515.9	1,517.3
Other intangible assets, net	1,271.1	1,297.9
Pension asset	10.3	10.5
Contract acquisition payments, net	29.7	28.6
Investments in auction-rate securities	24.7	29.4
Other assets	84.9	83.2

Total assets	$3,737.7	$3,686.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44.9	$41.0
Deferred revenues	113.3	116.1
Short-term debt	18.6	22.2
Current maturities of long-term debt	19.5	24.5
Accrued liabilities:
Salaries, wages and employee benefits	66.6	56.7
Income and other taxes payable	44.0	15.5
Customer incentives	26.3	23.5
Other current liabilities	48.0	34.6

Total current liabilities	381.2	334.1
Long-term debt	2,258.3	2,269.5
Deferred tax liabilities	455.9	462.6
Other liabilities	98.9	105.8
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at March 31, 2010 and December 31, 2009	0.2	0.2
Additional paid-in capital	75.6	75.4
Treasury stock at cost; 4,541,900 shares at March 31, 2010 and December 31, 2009	(106.6)	(106.6)
Retained earnings	590.3	556.7
Accumulated other comprehensive (loss) income, net of taxes:
Currency translation adjustments	3.4	6.5
Funded status of benefit plans	(10.5)	(10.5)
Derivative fair-value adjustments	(9.7)	(8.6)
Unrealized gains on investments, net	0.7	0.9

Total accumulated other comprehensive loss, net of taxes	(16.1)	(11.7)

Total stockholders’ equity	543.4	514.0

Total liabilities and stockholders’ equity	$3,737.7	$3,686.0

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Product revenues, net	$382.8	$388.8
Service revenues, net	74.4	75.5

Total net revenues	457.2	464.3
Cost of products sold	226.7	235.2
Cost of services provided	37.7	39.9

Total cost of revenues	264.4	275.1

Gross profit	192.8	189.2
Selling, general and administrative expenses	101.6	109.8
Restructuring costs	3.2	11.1

Operating income	88.0	68.3
Interest income	0.3	0.5
Interest expense	(30.6)	(38.6)
Gain on early extinguishment of debt	—	52.6
Other (expense) income, net	(0.2)	0.9

Income before income taxes	57.5	83.7
Provision for income taxes	23.9	32.4

Net income	$33.6	$51.3

Earnings per common share:
Basic	$1.74	$2.65

Diluted	$1.73	$2.64

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income	$33.6	$51.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13.6	15.2
Amortization of intangible assets	27.1	25.6
Amortization of deferred financing fees	1.9	1.8
Gain on early extinguishment of debt	—	(52.6)
Deferred income taxes	(6.1)	11.7
Restricted stock amortization	0.2	0.1
Realized and unrealized losses on marketable securities	0.2	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(0.2)	(14.1)
Inventories	4.1	(8.7)
Prepaid expenses and other assets	(3.2)	(11.2)
Contract acquisition payments, net	(1.0)	0.8
Accounts payable and accrued liabilities	17.5	(17.7)
Deferred revenues	(0.4)	5.2
Income and other taxes	28.7	19.3
Other, net	1.6	1.2

Net cash provided by operating activities	117.6	27.9
Investing activities
Net repayments of related party notes receivable	2.0	5.3
Proceeds from sale of property, plant and equipment	1.1	0.3
Proceeds from sale of marketable securities	4.5	—
Capital expenditures	(6.9)	(12.0)
Capitalized interest	—	(0.1)
Other, net	(0.6)	(1.4)

Net cash provided by (used in) investing activities	0.1	(7.9)
Financing activities
Redemption of notes	—	(35.1)
Repayments of short-term debt	(3.6)	—
Repayments of credit agreements and other borrowings	(16.2)	(11.4)
Other, net	(0.4)	—

Net cash used in financing activities	(20.2)	(46.5)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)

Net increase (decrease) in cash and cash equivalents	97.3	(26.6)
Cash and cash equivalents at beginning of period	133.7	102.2

Cash and cash equivalents at end of period	$231.0	$75.6

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$22.0	$34.2
Income taxes, net of refunds	0.9	1.9
See Notes to Consolidated Fainancial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)
1. Description of Business and Basis of Presentation
     M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”) and Mafco Worldwide Corporation (“Mafco Worldwide”). At March 31, 2010, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. The aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the targets are met (see Note 3). SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment.
     The Company has organized its business and corporate structure along the following four business segments: Harland Clarke, Harland Financial Solutions, Scantron and Licorice Products.
     The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards and other business and home office products to consumers and small businesses.
     The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.
     The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms and related field maintenance services.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company, and has no independent assets at March 31, 2010, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are not significant.
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2009 Annual Report on Form 10-K.
2. Summary of Significant Accounting Policies
     Reference is made to the significant accounting policies of the Company described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Use of Estimates
     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Adopted Accounting Guidance
     Effective January 1, 2010, the Company adopted new guidance for fair value measurements and disclosures. The new guidance requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance increases disclosure requirements but does not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.
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
3. Acquisitions
Acquisition of Protocol IMS and SubscriberMail
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions 100% of the equity of SubscriberMail and certain assets and liabilities of Protocol IMS. The aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. SubscriberMail results of operations have been included in the Company’s operations since December 31, 2009, the date of its acquisition. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. Protocol IMS results of operations have been included in the Company’s operations since December 4, 2009, the date of its acquisition. The preliminary allocations of purchase price resulted in identified intangible assets of $4.2 and goodwill of $7.2, which are deductible for tax purposes.
     The pro forma effects on the results of operations for these acquisitions were not material.
4. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$32.3	$36.0
Work-in-process	8.5	11.3
Raw materials	93.5	92.1

	$134.3	$139.4

5. Assets Held For Sale
     At March 31, 2010, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Greensboro, NC	Printing	2009
Atlanta, GA	Information Technology	2010
     In 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The Greensboro facility was closed to better utilize plant network capacity and maximize manufacturing and distribution efficiencies. The other Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. The Company continues to make appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	March 31,	December 31,
	2010	2009
Land	$2.1	$1.4
Buildings and improvements	3.2	3.5

	$5.3	$4.9

6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill by business segment for the three months ended March 31, 2010 is as follows:

		Harland
	Harland	Financial		Licorice
	Clarke	Solutions	Scantron	Products	Total
Balance as of December 31, 2009	$779.4	$425.2	$268.6	$44.1	$1,517.3
Effect of exchange rate changes	—	(0.4)	—	(1.0)	(1.4)

Balance as of March 31, 2010	$779.4	$424.8	$268.6	$43.1	$1,515.9

     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	March 31,	December 31,	March 31,	December 31,
	(in years)	2010	2009	2010	2009
Amortized intangible assets:
Customer relationships	3-20	$1,234.7	$1,234.6	$283.8	$261.5
Trademarks and tradenames	2-25	154.5	154.5	5.6	3.4
Software and other	2-10	65.4	65.1	30.4	28.2
Patents and patents pending	3-20	20.0	20.0	4.4	4.0

		1,474.6	1,474.2	324.2	297.1

Indefinite-lived intangible assets:
Product formulations		109.7	109.8	—	—
Trademarks and tradenames		11.0	11.0	—	—

Total other intangible assets		$1,595.3	$1,595.0	$324.2	$297.1

     Amortization expense was $27.1 and $25.6 for the three months ended March 31, 2010 and 2009, respectively.
     Estimated aggregate amortization expense for intangible assets through December 31, 2014 is as follows:

Nine months ending December 31, 2010	$81.6
Year ending December 31, 2011	102.4
Year ending December 31, 2012	95.0
Year ending December 31, 2013	83.7
Year ending December 31, 2014	77.3
7. Business Segment Information
     The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
•	Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers as well as consumers and small businesses. This segment operates primarily in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel and Ireland.

•	Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates in the United States and Canada.

•	Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.
     Selected summarized financial information for the three months ended March 31, 2010 and 2009 is as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke(1)	Solutions	Scantron	Products	Other	Total
Product revenues, net:
Three months ended March 31, 2010	$308.6	$16.8	$30.2	$27.2	$—	$382.8
Three months ended March 31, 2009	314.1	17.0	32.0	25.7	—	388.8
Service revenues, net:
Three months ended March 31, 2010	$1.1	$52.5	$20.8	$—	$—	$74.4
Three months ended March 31, 2009	1.0	52.2	22.3	—	—	75.5
Intersegment revenues:
Three months ended March 31, 2010	$—	$—	$0.1	$—	$(0.1)	$—
Three months ended March 31, 2009	—	—	0.1	—	(0.1)	—
Operating income (loss): (2)
Three months ended March 31, 2010	$65.6	$11.4	$9.3	$6.9	$(5.2)	$88.0
Three months ended March 31, 2009	50.9	7.4	6.8	8.4	(5.2)	68.3
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended March 31, 2010	$26.8	$7.1	$6.4	$0.4	$—	$40.7
Three months ended March 31, 2009	27.3	6.7	6.4	0.4	—	40.8
Capital expenditures (excluding capital leases):
Three months ended March 31, 2010	$4.4	$0.9	$1.3	$0.3	$—	$6.9
Three months ended March 31, 2009	8.2	1.0	2.6	0.2	—	12.0

(1)	Includes results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.

(2)	Includes restructuring costs of $3.2 and $11.1 for the three months ended March 31, 2010 and 2009, respectively (see Note 18).

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
8. Comprehensive Income
     Total comprehensive income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income	$33.6	$51.3
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0.2 and $—	(3.1)	(2.2)
Derivative fair value adjustment, net of taxes of $0.6 and $2.4	(1.1)	3.7
Unrealized (losses) gains on investments, net of taxes of $0.1 and $0.1	(0.2)	0.2

Comprehensive income	$29.2	$53.0

9. Earnings Per Share
     The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended
	March 31,
	2010	2009
Basic weighted average common shares outstanding	19.3	19.3
Diluted weighted average common shares outstanding	19.4	19.3
     Common equivalent shares consisting of directors’ stock units are included in the diluted earnings per share calculations.
10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2005 through 2009 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
     There are no events that have occurred since December 31, 2009 that had a material impact on amounts accrued for the Company’s uncertain tax positions.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The components of net periodic pension expense (income) for Mafco Worldwide’s pension plans consist of the following:

	Three Months Ended
	March 31,
	2010	2009
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Expected return on plan assets	(0.3)	(0.4)
Net amortization	0.3	(0.1)

Net periodic pension expense (income)	$0.3	$(0.2)

Harland Clarke Holdings
     Harland Clarke Holdings sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes approximately 50% of the cost of the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.
     Net periodic postretirement benefit cost for the Harland Clarke Holdings postretirement benefit plans is as follows:

	Three Months Ended
	March 31,
	2010	2009
Interest cost	$0.3	$0.3
Net amortization	—	—

Net postretirement benefit cost	$0.3	$0.3

12. Short-Term Debt
     On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provides for a loan in the amount of $27.2. The loan is secured by M & F Worldwide’s investments in auction-rate securities. The Secured Loan Agreement was amended in June 2009 to extend the maturity date from June 12, 2009 to June 11, 2010 and to change the interest rate from the federal funds rate plus 1.0% to the federal funds rate plus 2.25%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During the three months ended March 31, 2010, M & F Worldwide paid $3.6 of the principal in connection with the sale of certain securities with a face value of $5.1. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events. The outstanding balance was $18.6 and $22.2 at March 31, 2010 and December 31, 2009, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
13. Long-Term Debt

	March 31,	December 31,
	2010	2009
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,750.5	$1,755.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	206.8	206.8
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Mafco Worldwide $125.0 Senior Secured Credit Facilities	44.2	55.2
Capital lease obligations and other indebtedness	5.0	5.7

	2,277.8	2,294.0
Less: current maturities	(19.5)	(24.5)

Long-term debt, net of current maturities	$2,258.3	$2,269.5

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at March 31, 2010. As of March 31, 2010, there were no outstanding borrowings under the Revolver and there was $87.8 available for borrowing (giving effect to the issuance of $12.2 of letters of credit).
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
     The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires Harland Clarke Holdings to maintain a maximum

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
consolidated leverage ratio for the benefit of lenders under the Revolver only. Harland Clarke Holdings has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and Harland Clarke Holdings may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. Harland Clarke Holdings is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. No such excess cash flow payment was required to be paid in 2010 with respect to 2009.
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
     Under the terms of the Credit Agreement, Harland Clarke Holdings was required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, Harland Clarke Holdings entered into interest rate derivative arrangements described in Note 14.
Harland Clarke Holdings Senior Notes due 2015
     On May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at March 31, 2010. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
      During 2009, Harland Clarke Holdings extinguished $136.9 principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Gain on Early Extinguishment of Debt
      Of the $136.9 principal amount of debt extinguished in 2009, $90.5 was extinguished during the first quarter of 2009 by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $35.1, resulting in a gain of $52.6 after the write-off of $2.8 of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the first quarter of 2010.
Mafco Worldwide $125.0 Senior Secured Credit Facilities
     On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 2.4% at March 31, 2010.
     The Mafco Worldwide credit facilities contain affirmative and negative covenants customary for such financings. The Mafco Worldwide credit facilities also require Mafco Worldwide to maintain a maximum total debt ratio and a minimum consolidated interest expense ratio as of the last day of each fiscal quarter. The Mafco Worldwide credit facilities contain events of default customary for such financings, including but not limited to: nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc. Some of these events of default allow for grace periods and materiality concepts.
     The Mafco Worldwide term loan is repayable in quarterly installments of up to approximately $0.2. Due to repayments made in 2007, there were no quarterly installment requirements in 2009. Due to prepayments of $11.0 in March 2010, no quarterly installment payments are required in 2010. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility. No excess cash flow payment is required to be paid in 2010 related to fiscal year 2009. In March 2009, Mafco Worldwide made a $6.5 excess cash flow payment related to fiscal year 2008. As of March 31, 2010, there were no borrowings under the Mafco Worldwide revolving credit facility and $15.0 was available for borrowing. There were no letters of credit issued by Mafco Worldwide as of March 31, 2010.
Capital Lease Obligations and Other Indebtedness
     Subsidiaries of the Company have outstanding capital lease obligations and other indebtedness with principal balances totaling $5.0 and $5.7 at March 31, 2010 and December 31, 2009, respectively. These obligations have imputed interest rates ranging from 5.7% to 9.6% and have required payments, including interest, of $1.0 remaining in 2010, $1.6 in 2011, $1.2 in 2012, $1.1 in 2013 and $0.9 in 2014. During the first quarter of 2009, a subsidiary of Harland Clarke Holdings entered into a capital lease and other indebtedness totaling $1.2 and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.
     Mafco Worldwide’s French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.0 at March 31, 2010) for working capital purposes. The subsidiary had no borrowings at March 31, 2010 and December 31, 2009.

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
     During June 2007, Harland Clarke Holdings entered into additional interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. The two-year hedge, which expired on June 30, 2009, swapped the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swapped the underlying variable rate for a fixed rate of 5.362%. During August 2007, Harland Clarke Holdings entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge, which expired on September 28, 2009, swapped the underlying variable rate for a fixed rate of 4.977%.
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
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		March 31,	December 31,
Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	2010	2009
Interest rate swaps	Other current liabilities	$3.3	$6.3
	Other liabilities	12.6	7.9
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     These derivative instruments had no ineffective portions during the three months ended March 31, 2010 and 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

			Loss Reclassified from
			Accumulated Other
	Loss Recognized in Other		Comprehensive Loss into
	Comprehensive Income for		Interest Expense for the
	the Three Months Ended		Three Months Ended
	March 31,		March 31,
Derivatives Designated as Cash Flow Hedging Instruments:	2010	2009	2010	2009
Interest rate swaps	$8.0	$2.5	$6.3	$8.5
     The Company expects to reclassify approximately $18.7 into net income as additional interest expense during the twelve months ending March 31, 2011.
     The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Three Months Ended
	March 31,
Balances and Net Changes:	2010	2009
Balance at beginning of period	$8.6	$16.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $2.5 and $3.3	(3.8)	(5.2)
Net change in fair value of interest rate swaps, net of taxes of $3.1 and $0.8	4.9	1.7

Balance at end of period	$9.7	$13.1

     See Note 8 for additional information regarding the effect of these derivative instruments on other comprehensive income.
15. Fair Value Measurements
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Recurring Fair Value Measurements
     As of March 31, 2010, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. Marketable securities consist of corporate equity securities, auction-rate securities (“ARS”) and United States treasury securities. The marketable securities are included in investments in marketable securities, investments in auction-rate securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of March 31, 2010 and December 31, 2009 are as follows:

	Balance at
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
ARS	$24.7	$—	$—	$24.7
United States treasury securities	24.6	24.6	—	—
Corporate equity securities	1.5	1.5	—	—
Liability for interest rate swaps	15.9	—	15.9	—

	Balance at
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
ARS	$29.4	$—	$—	$29.4
United States treasury securities	24.6	24.6	—	—
Corporate equity securities	1.9	1.9	—	—
Liability for interest rate swaps	14.2	—	14.2	—
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk. Fair value of corporate equity securities and United States treasury securities are based on quoted market prices.
     The fair value of the ARS as of March 31, 2010 and December 31, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future principal and interest payments as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. Since the fourth quarter of 2009, the Company has recorded any fluctuations in fair value related to these securities in earnings.
     The following table presents the Company’s marketable securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$29.4	$33.6
Transfers to Level 3	—	—
Unrealized gain recorded in accumulated other comprehensive loss	—	0.4
Realized loss recorded in other (expense) income, net	(0.2)	—
Sale of securities	(4.5)	—

Balance at end of period	$24.7	$34.0

Fair Value of Financial Instruments
     Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.
     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, short-term debt and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at March 31, 2010 and December 31, 2009 was approximately $2,074.9 and $1,966.1, respectively. The carrying value of long-term debt at March 31, 2010 and December 31, 2009 was $2,277.8 and $2,294.0, respectively.
16. Marketable Securities
     The Company’s marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Balance at March 31, 2010:
ARS	$24.7	$—	$—	$24.7
United States treasury securities	24.6	—	—	24.6
Corporate equity securities	0.3	1.3	(0.1)	1.5

Total marketable securities	$49.6	$1.3	$(0.1)	$50.8

Balance at December 31, 2009:
ARS	$29.4	$—	$—	$29.4
United States treasury securities	24.6	—	—	24.6
Corporate equity securities	0.3	1.7	(0.1)	1.9

Total marketable securities	$54.3	$1.7	$(0.1)	$55.9

     The United States treasury securities mature in 2012.
     The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The ARS are securities with long-term maturities ranging between 22 and 37 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS have been highly liquid. Beginning in 2008, there was insufficient demand at auction for ARS collateralized by student loans, including auctions for ARS held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of March 31, 2010 and December 31, 2009, the ARS were classified as long-term investments. During the three months ended March 31, 2010, the Company sold ARS with a face value of $5.1 for total proceeds of $4.5.
     The following presents the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
At March 31, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1

At December 31, 2009:
Corporate equity securities	$—	$—	$0.1	$0.1

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The Company has determined that the gross unrealized losses on its investments at March 31, 2010 are temporary in nature. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2010.
17. Commitments and Contingencies
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
     Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary and its successors have pursued litigation against the insurers providing this coverage in order to confirm its availability and obtain its benefits. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of March 31, 2010, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.
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
18. Restructuring
Harland Clarke and Corporate
     The Company adopted plans during 2008, 2009 and 2010 to realize cost savings in the Harland Clarke segment by consolidating printing plants, contact centers and selling, general and administrative functions.
     The Company expensed $1.3 for severance and severance-related costs and $0.4 for facilities closures and other costs during the three months ended March 31, 2010 and expensed $6.8 for severance and severance-related costs and $0.5 for facilities closures and other costs during the three months ended March 31, 2009. The Company expects to incur in future periods an additional $2.0 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2013.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The following table details the components of the Company’s restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the three months ended March 31, 2010 and 2009:

	Beginning			Non-cash	Ending
	Balance	Expensed	Paid in Cash	Utilization	Balance
Three Months Ended March 31, 2010:
Severance and severance-related	$2.5	$1.3	$(1.8)	$—	$2.0
Facilities closures and other costs	2.5	0.4	(0.7)	(0.1)	2.1

Total	$5.0	$1.7	$(2.5)	$(0.1)	$4.1

Three Months Ended March 31, 2009:
Severance and severance-related	$7.4	$6.8	$(6.3)	$—	$7.9
Facilities closures and other costs	2.3	0.5	(0.5)	(0.3)	2.0

Total	$9.7	$7.3	$(6.8)	$(0.3)	$9.9

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
     The Company expensed $0.2 for severance and severance-related costs during the three months ended March 31, 2010, and expensed $1.4 for severance and severance-related costs and $1.0 for facilities closures and other costs during the three months ended March 31, 2009. The Company currently expects to incur additional costs of $0.2 related to these plans, which is subject to refinement as the reorganization progresses.
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the three months ended March 31, 2010 and 2009:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Three months ended March 31, 2010:
Severance and severance-related	$1.0	$0.2	$(0.5)	$0.7
Facilities and other costs	0.1	—	(0.1)	—

Total	$1.1	$0.2	$(0.6)	$0.7

Three months ended March 31, 2009:
Severance and severance-related	$1.4	$1.4	$(1.3)	$1.5
Facilities and other costs	0.7	1.0	(0.2)	1.5

Total	$2.1	$2.4	$(1.5)	$3.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Scantron
     As a result of an acquisition, the Company adopted plans to restructure the Scantron segment in 2008. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the acquisition as of March 31, 2009 and expensed $1.4 for severance and severance-related costs during the three months ended March 31, 2009.
     The Company expensed $1.3 for severance and severance-related costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three months ended March 31, 2010.
     The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the three months ended March 31, 2010 and 2009:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Three months ended March 31, 2010:
Severance and severance-related	$0.5	$1.3	$(1.2)	$0.6

Three months ended March 31, 2009:
Severance and severance-related	$1.0	$1.4	$(0.9)	$1.5

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
     The Management Services Agreement will terminate on December 31, 2010, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Restricted Stock
     On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s Board of Directors and is the sole shareholder of Holdings. Two-thirds of the Restricted Stock vested in equal installments on each of the first two anniversaries of the issuance date, and the remaining third will vest on May 30, 2010, provided that Mr. Perelman continues to provide services to the Company as a director, officer or consultant through such date. The remaining Restricted Stock will vest 100% upon the occurrence of a change in control of the Company, as defined in the Indenture (as defined in Note 13). The Company’s Compensation Committee has the right to accelerate the vesting of the Restricted Stock in its discretion. The shares of Restricted Stock have all the rights of a stockholder, including the right to vote and the right to receive dividends thereon, however, no transfer of the right is permitted prior to the vesting of the Restricted Stock. The Company records non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock is revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.2 and $0.1 related to the Restricted Stock in the three months ended March 31, 2010 and 2009, respectively.
Notes Receivable
     In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was amended to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010.
     The outstanding balances on the senior secured credit facility and the note are included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. During the three months ended March 31, 2010, the Company received $2.0 in payments on the note, bringing the principal balance of the note to $5.0 at March 31, 2010. An additional principal payment of $1.0 on the note is due by June 30, 2010. Interest income of $0.1 and $0.3 was recorded during the three months ended March 31, 2010 and 2009, respectively.
Other
     The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $0.5 through June 2011 at an interest rate of 7.5%.
     At March 31, 2010, the Company recorded prepaid expenses and other assets of $1.1 and $0.5 and other current liabilities and other liabilities of $0.4 and $0.1, respectively, relating to the directors and officers insurance programs and financing arrangements. At December 31, 2009, the Company recorded prepaid expenses and other assets of $1.2 and $0.8 and other current liabilities and other liabilities of $0.7 and $0.2, respectively, relating to the directors

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
and officers insurance program and financing arrangements. The Company paid $0.4 and $0.2 to Holdings during the three months ended March 31, 2010 and 2009, respectively, under the insurance programs, including amounts due under the financing arrangements.

M & F Worldwide Corp. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form10-Q.
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
     The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards and other business and home office products to consumers and small businesses.
     The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.
     The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms, and related field maintenance services.
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
The SubscriberMail and Protocol IMS Acquisitions
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. The aggregate consideration of $13.1 million for these transactions includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 million if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment.

M & F Worldwide Corp. and Subsidiaries
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
Harland Financial Solutions
     Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services, which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation and National Credit Union Association or due to newly proposed Federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
     Harland Financial Solutions’ business is affected by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions and enhancements. The business of providing technological solutions to financial institutions and other enterprises requires that we continually

M & F Worldwide Corp. and Subsidiaries
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
     Prior to 2009, Mafco Worldwide’s licorice extract sales to the worldwide tobacco industry experienced regular declines annually. These declines were primarily the result of a worldwide decline in the consumption of American blend cigarettes, which typically contain higher concentrations of licorice extract. The annual cigarette consumption decline was over 2% on a worldwide basis for several years. Beginning in 2009, Mafco Worldwide experienced a decline in its sales of licorice extract to the worldwide tobacco industry in excess of the rate of consumption decline of American blend cigarettes. This accelerated rate of decline was due in part to a shift in the strategy of worldwide cigarette manufacturers, which placed a greater emphasis on product changes and cost reductions to offer more value-positioned products to consumers.
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

M & F Worldwide Corp. and Subsidiaries
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
     The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the United States government enacted the State Children’s Health Insurance Program. The health programs in this legislation are being funded by an increase in the federal tax on cigarettes to $1.0066 per pack from the previous $0.39 per pack and by significant increases in federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also regularly introduced in the United States and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales.
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
Restructuring
     Harland Clarke Holdings has taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and other cost savings. Past restructuring actions have related to both acquisitions and ongoing cost reduction initiatives and have included manufacturing plant closures, contact center closures and workforce rationalization. Harland Clarke Holdings anticipates future restructuring actions, where appropriate, to realize process efficiencies and to continue to align its cost structure with business needs. Harland Clarke Holdings expects to incur severance and severance-related costs, facilities closures costs and other costs such as inventory write-offs, training, hiring and travel in connection with future restructuring actions.
Consolidated Operating Results
     The Company has organized its businesses along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     The operating results for the three months ended March 31, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.

M & F Worldwide Corp. and Subsidiaries
Net Revenues:

	Three Months Ended
	March 31,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$309.7	$315.1
Harland Financial Solutions segment	69.3	69.2
Scantron segment	51.1	54.4
Licorice Products segment	27.2	25.7
Eliminations	(0.1)	(0.1)

Total	$457.2	$464.3

     Net revenues decreased by $7.1 million, or 1.5%, to $457.2 million in the 2010 period from $464.3 million in the 2009 period.
     Net revenues for the Harland Clarke segment decreased by $5.4 million, or 1.7%, to $309.7 million in the 2010 period from $315.1 million in the 2009 period. The decrease was primarily a result of volume declines in check and related products, partially offset by increased revenues per unit and revenues from the 2009 acquisitions. Net revenues in the 2010 period included charges of $0.3 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
     Net revenues for the Harland Financial Solutions segment increased by $0.1 million, or 0.1%, to $69.3 million in the 2010 period from $69.2 million in the 2009 period. Increases in maintenance revenues and outsourced host processing revenues were substantially offset by decreases in early termination fees and hardware sales.
     Net revenues for the Scantron segment decreased by $3.3 million, or 6.1%, to $51.1 million in the 2010 period from $54.4 million in the 2009 period. The decrease was primarily due to declines in service maintenance, forms and hardware revenues, which the Company believes were negatively affected by the economic downturn. These declines were partially offset by increases in revenues from web-based products and services.
     Net revenues for the Licorice Products segment increased by $1.5 million, or 5.8%, to $27.2 million in the 2010 period from $25.7 million in the 2009 period. Sales of licorice extract to non-tobacco customers increased by $1.6 million as a result of an increase in shipment volumes to confectionary customers and the favorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the weaker dollar in 2010 versus 2009. Magnasweet and pure licorice derivative sales increased by $0.7 million primarily as the result of an increase in shipment volumes of pure licorice derivatives. Sales of licorice extract to the worldwide tobacco industry decreased by $0.8 million as the result of a decline in shipment volumes due to continued worldwide consumption declines in tobacco products using licorice, a shift in the strategy of worldwide cigarette manufacturers which placed a greater emphasis on product changes and cost reductions and the continued rationalization of inventories by Altria, Inc. which affected order timing.
   Cost of Revenues:

	Three Months Ended
	March 31,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$190.2	$200.8
Harland Financial Solutions segment	30.3	30.0
Scantron segment	27.1	30.4
Licorice Products segment	16.9	14.0
Eliminations	(0.1)	(0.1)

Total	$264.4	$275.1

     Cost of revenues decreased by $10.7 million, or 3.9%, to $264.4 million in the 2010 period from $275.1 million in the 2009 period.

M & F Worldwide Corp. and Subsidiaries
     Cost of revenues for the Harland Clarke segment decreased by $10.6 million, or 5.3%, to $190.2 million in the 2010 period from $200.8 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, all of which resulted from restructuring activities. Additionally, lower volumes, which resulted in lower materials and other variable overhead expenses, contributed to the decrease. Decreases in cost of revenues were partially offset by the 2009 acquisitions and an increase in amortization expense of $1.4 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.4% in the 2010 period as compared to 63.7% in the 2009 period.
     Cost of revenues for the Harland Financial Solutions segment increased by $0.3 million, or 1.0%, to $30.3 million in the 2010 period from $30.0 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in amortization expense of $0.5 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009, partially offset by labor cost reductions resulting from restructuring activities and reductions in travel expenses. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.7% in the 2010 period as compared to 43.4% in the 2009 period.
     Cost of revenues for the Scantron segment decreased by $3.3 million, or 10.9% to $27.1 million in the 2010 period from $30.4 million in the 2009 period. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 53.0% in the 2010 period as compared to 55.9% in the 2009 period.
     Cost of revenues for the Licorice Products segment increased $2.9 million, or 20.7%, to $16.9 million in the 2010 period from $14.0 million in the 2009 period. This increase was due to the increase in sales, a change in the mix of products sold resulting in a lower revenue per unit and increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 62.1% in the 2010 period as compared to 54.5% in the 2009 period.
   Selling, General and Administrative Expenses:

	Three Months Ended
	March 31,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$52.2	$56.1
Harland Financial Solutions segment	27.4	29.4
Scantron segment	13.4	15.8
Licorice Products segment	3.4	3.3
Corporate	5.2	5.2

Total	$101.6	$109.8

     Selling, general and administrative expenses decreased by $8.2 million, or 7.5%, to $101.6 million in the 2010 period from $109.8 million in the 2009 period.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $3.9 million, or 7.0%, to $52.2 million in the 2010 period from $56.1 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities and reductions in selling expenses and advertising expenses. Selling, general and administrative expenses from the 2009 acquisitions partially offset the overall decrease. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.9% in the 2010 period as compared to 17.8% in the 2009 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $2.0 million, or 6.8%, to $27.4 million in the 2010 period from $29.4 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities and decreases in travel expenses and

M & F Worldwide Corp. and Subsidiaries
depreciation. These decreases were partially offset by an increase in selling expenses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $0.4 million and $1.0 million, respectively, for compensation expense related to an incentive agreement for the Peldec assets purchase. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 39.5% in the 2010 period as compared to 42.5% in the 2009 period.
     Selling, general and administrative expenses for the Scantron segment decreased $2.4 million, or 15.2%, to $13.4 million in the 2010 period from $15.8 million in the 2009 period. The decrease is primarily due to a $1.3 million one-time expense in the 2009 period related to a contractual obligation owing to a former employee upon termination of employment and lower integration expenses in the 2010 period. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.2% in the 2010 period as compared to 29.0% in the 2009 period.
     Selling, general and administrative expenses for the Licorice Products segment increased $0.1 million, or 3.0%, to $3.4 million in the 2010 period from $3.3 million in the 2009 period due to lower income earned on Mafco Worldwide’s overfunded pension plan.
     Corporate selling, general and administrative expenses were $5.2 million in the 2010 period, unchanged from the 2009 period.
   Restructuring Costs
     Harland Clarke Holdings adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging Harland Clarke Holdings’ shared services capabilities and reorganizing certain operations and sales and support functions.
     In the 2010 period, the Company recorded restructuring costs of $1.7 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $1.3 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $7.3 million for the Harland Clarke segment, $2.4 million for the Harland Financial Solutions segment and $1.4 million for the Scantron segment related to these plans.
   Interest Income
     Interest income was $0.3 million in the 2010 period as compared to $0.5 million in the 2009 period. The decrease in interest income was primarily due to lower interest rates on investments in cash equivalents in the 2010 period.
   Interest Expense
     Interest expense was $30.6 million in the 2010 period as compared to $38.6 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, Harland Clarke Holdings extinguished debt with a total principal amount of $90.5 million by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $35.1 million, resulting in a gain of $52.6 million after the write-off of $2.8 million of unamortized deferred financing fees related to the extinguished debt.

M & F Worldwide Corp. and Subsidiaries
   Other (Expense) Income, Net
     Other (expense) income, net was an expense of $0.2 million in the 2010 period as compared to income of $0.9 in the 2009 period. The expense in the 2010 period was due to a loss on the sale of auction-rate securities (“ARS”). The income in the 2009 period was due to the favorable settlement of a claim pending against the Company related to a previously owned business.
   Provision for Income Taxes
     The Company’s effective tax rate was 41.6% in the 2010 period and 38.7% in the 2009 period. The increase was primarily due to a charge in the 2010 period for the change in federal tax law relating to the deductibility of retiree prescription drug subsidies and a valuation allowance relating to the ARS.
Liquidity and Capital Resources
  Cash Flow Analysis
     The Company’s net cash provided by operating activities during the three months ended March 31, 2010 was $117.6 million as compared to $27.9 million during the three months ended March 31, 2009. The increase in net cash provided by operating activities of $89.7 million was due to changes in working capital and an increase in cash flow from operations. Working capital decreased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to lower inventory requirements, greater collections on accounts receivable and the timing of payments related to other accrued expenses and prepaid expenses.
     The Company’s net cash provided by investing activities was $0.1 million during the three months ended March 31, 2010 as compared to net cash used in investing activities of $7.9 million during the three months ended March 31, 2009. The increase in cash provided by investing activities during the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to lower capital expenditures and proceeds from the sale of marketable securities, which were partially offset by repayments on a related party note receivable.
     The Company’s net cash used in financing activities was $20.2 million during the three months ended March 31, 2010 as compared to $46.5 million during the three months ended March 31, 2009. The decrease in net cash used in financing activities was primarily due to the extinguishment of $90.5 million principal amount of Harland Clarke Holdings 2015 Senior Notes for an aggregate purchase price of $35.1 million during the three months ended March 31, 2009, partially offset by a $11.0 million prepayment by Mafco Worldwide on its senior secured credit facility during the three months ended March 31, 2010.
     M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $58.1 million in cash and cash equivalents and $24.7 million in ARS, which are pledged to secure short-term debt as of March 31, 2010. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and ARS on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.
  Investments
     The Company’s investments include $24.7 million of ARS as of March 31, 2010. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
     The ARS are securities with long-term maturities ranging between 22 and 37 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS collateralized by student loans, including

M & F Worldwide Corp. and Subsidiaries
auctions for ARS held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of March 31, 2010 the ARS were classified as long-term investments. During the three months ended March 31, 2010, the Company sold ARS with a face value of $5.1 million for total proceeds of $4.5 million.
     The fair value of these securities as of March 31, 2010 and December 31, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.
  The Company’s Consolidated Contractual Obligations and Commitments
     There were no material changes to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three month ended March 31, 2010.
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
  Harland Clarke Holdings
     In addition to Harland Clarke Holdings’ normal operating cash, working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:
•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the three months ended March 31, 2010 and 2009, Harland Clarke Holdings incurred $6.6 million and $11.8 million of capital expenditures and $0.0 million and $0.1 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the three months ended March 31, 2010 and 2009, Harland Clarke Holdings made $9.2 million and $12.5 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings’ operations. During the three months ended March 31, 2010 and 2009, Harland Clarke Holdings made $4.3 million and $9.2 million of payments for restructuring, respectively.
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

M & F Worldwide Corp. and Subsidiaries
Mafco Worldwide
     In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities as follows:
•	Capital Expenditures. During the three months ended March 31, 2010 and 2009, Mafco Worldwide incurred $0.3 million and $0.2 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.
Cash Flow Risks
     Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay their debt or to fund other liquidity needs. As of March 31, 2010, Harland Clarke Holdings had $87.8 million of availability under its revolving credit facility (after giving effect to the issuance of $12.2 million of letters of credit) and Mafco Worldwide had $15.0 million of availability under its revolving credit facility. There were no letters of credit issued by Mafco Worldwide as of March 31, 2010. The Company may also use the revolving credit facilities to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.
     Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for approximately three years. At March 31, 2010, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

M & F Worldwide Corp. and Subsidiaries
Critical Accounting Policies and Estimates
     There were no material changes to the Company’s Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed on February 26, 2010 with the United States Securities and Exchange Commission (“SEC”) which is available on the SEC’s website at www.sec.gov.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
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
     The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
     At March 31, 2010, Harland Clarke Holdings had $1,750.5 million of term loans outstanding under its credit agreement, $12.2 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. At March 31, 2010, Mafco Worldwide had $44.2 million of term loans outstanding under its credit agreement and no letters of credit outstanding under its revolving credit facility. At March 31, 2010, M & F Worldwide had $18.6 million of short-term debt outstanding. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at March 31, 2010 would have resulted in an increase in its interest expense for the three months ended March 31, 2010 of approximately $2.4 million, including the effect of the interest rate derivative transactions discussed below.
     In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2007 and 2009 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $855.0 million currently outstanding, as further described in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Harland Clarke Holdings’ derivatives currently swap the underlying variable rates for fixed rates ranging from 2.140% to 5.362%.

M & F Worldwide Corp. and Subsidiaries
     Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of March 31, 2010.
     The Company’s investments include $24.7 million of ARS as of March 31, 2010, which are classified as available-for-sale and are recorded at fair value. The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
     The ARS are securities with long-term nominal maturities ranging from 22 to 37 years for which the interest rates reset every 7 or 28 days by an auction process. Historically, these types of ARS have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS collateralized by student loans, including auctions for ARS held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of March 31, 2010 the ARS were classified as long-term investments.
     The fair value of the ARS as of March 31, 2010 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.

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
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     There was no event of default upon senior securities during the three months ended March 31, 2010.

Item 5.	Other Information
     No additional information need be presented.

M & F Worldwide Corp. and Subsidiaries

Item 6.	Exhibits

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated May 5, 2010.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5, 2010.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated May 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: May 5, 2010	By:	/s/ Paul G. Savas
Paul G. Savas
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2010	By:	/s/ Alison M. Horowitz
Alison M. Horowitz
Vice President, Treasurer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated May 5, 2010.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5, 2010.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated May 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.