Form 10-Q
period 2010-06-30
M & F WORLDWIDE CORP
filed 2010-08-05
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of June 30, 2010, there were 19,333,931 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 1,012,666 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272.5	$133.7
Accounts receivable (net of allowances of $3.2 and $3.3)	143.4	133.1
Investments in marketable securities	—	24.6
Inventories	133.8	139.4
Income taxes receivable	11.6	12.2
Deferred tax assets	22.4	22.4
Prepaid expenses and other current assets	72.5	78.1

Total current assets	656.2	543.5
Property, plant and equipment	397.5	389.9
Less accumulated depreciation	(236.4)	(214.3)

Property, plant and equipment, net	161.1	175.6
Goodwill	1,513.9	1,517.3
Other intangible assets, net	1,244.0	1,297.9
Pension asset	10.2	10.5
Contract acquisition payments, net	29.8	28.6
Investments in auction-rate securities	14.8	29.4
Other assets	85.4	83.2

Total assets	$3,715.4	$3,686.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42.2	$41.0
Deferred revenues	115.3	116.1
Short-term debt	11.1	22.2
Current maturities of long-term debt	19.4	24.5
Accrued liabilities:
Salaries, wages and employee benefits	71.7	56.7
Income and other taxes payable	21.8	15.5
Customer incentives	27.1	23.5
Other current liabilities	28.4	34.6

Total current liabilities	337.0	334.1
Long-term debt	2,253.7	2,269.5
Deferred tax liabilities	448.0	462.6
Other liabilities	107.2	105.8
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at June 30, 2010 and December 31, 2009	0.2	0.2
Additional paid-in capital	76.0	75.4
Treasury stock at cost; 4,541,900 shares at June 30, 2010 and December 31, 2009	(106.6)	(106.6)
Retained earnings	620.1	556.7
Accumulated other comprehensive (loss) income, net of taxes:
Currency translation adjustments	(0.7)	6.5
Funded status of benefit plans	(10.5)	(10.5)
Derivative fair-value adjustments	(10.0)	(8.6)
Unrealized gains on investments, net	1.0	0.9

Total accumulated other comprehensive loss, net of taxes	(20.2)	(11.7)

Total stockholders’ equity	569.5	514.0

Total liabilities and stockholders’ equity	$3,715.4	$3,686.0

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Product revenues, net	$374.0	$377.4	$756.8	$766.2
Service revenues, net	77.3	74.5	151.7	150.0

Total net revenues	451.3	451.9	908.5	916.2
Cost of products sold	217.9	225.2	444.6	460.4
Cost of services provided	40.8	38.0	78.5	77.9

Total cost of revenues	258.7	263.2	523.1	538.3

Gross profit	192.6	188.7	385.4	377.9
Selling, general and administrative expenses	105.5	105.1	207.1	214.9
Asset impairment charges	0.6	—	0.6	—
Restructuring costs	7.0	13.6	10.2	24.7

Operating income	79.5	70.0	167.5	138.3
Interest income	0.3	0.4	0.6	0.9
Interest expense	(30.8)	(36.2)	(61.4)	(74.8)
Gain on early extinguishment of debt	—	8.9	—	61.5
Other (expense) income, net	—	(0.1)	(0.2)	0.8

Income before income taxes	49.0	43.0	106.5	126.7
Provision for income taxes	19.2	13.9	43.1	46.3

Net income	$29.8	$29.1	$63.4	$80.4

Earnings per common share:
Basic	$1.54	$1.51	$3.28	$4.16

Diluted	$1.53	$1.50	$3.26	$4.14

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income	$63.4	$80.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26.4	30.6
Amortization of intangible assets	54.3	51.4
Amortization of deferred financing fees	3.8	3.6
Gain on early extinguishment of debt	—	(61.5)
Deferred income taxes	(14.1)	8.2
Restricted stock amortization	0.6	0.6
Asset impairments	0.6	—
Realized and unrealized losses on marketable securities	0.3	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(11.0)	(6.8)
Inventories	3.4	(14.0)
Prepaid expenses and other assets	(3.5)	(11.4)
Pension asset	0.3	(0.1)
Contract acquisition payments, net	(1.2)	(1.5)
Accounts payable and accrued liabilities	10.6	(22.5)
Deferred revenues	2.5	7.4
Income and other taxes	6.9	9.0
Other, net	0.6	3.2

Net cash provided by operating activities	143.9	76.6
Investing activities
Net repayments of related party notes receivable	3.0	4.8
Proceeds from sale of property, plant and equipment	2.5	0.4
Proceeds from sale and redemption of marketable securities	39.0	—
Capital expenditures	(15.4)	(23.6)
Capitalized interest	—	(0.2)
Other, net	(1.3)	(2.1)

Net cash provided by (used in) investing activities	27.8	(20.7)
Financing activities
Redemption of notes	—	(49.7)
Repayments of short-term debt	(11.1)	—
Repayments of credit agreements and other borrowings	(21.0)	(16.9)
Other, net	(0.5)	(0.4)

Net cash used in financing activities	(32.6)	(67.0)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—

Net increase (decrease) in cash and cash equivalents	138.8	(11.1)
Cash and cash equivalents at beginning of period	133.7	102.2

Cash and cash equivalents at end of period	$272.5	$91.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$57.1	$77.2
Income taxes, net of refunds	46.7	28.9
See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)
1. Description of Business and Basis of Presentation
     M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”) and Mafco Worldwide Corporation (“Mafco Worldwide”). At June 30, 2010, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. The acquisition-date aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the targets are met (see Note 3). SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company, and has no independent assets at June 30, 2010, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are not significant.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
3. Acquisitions
Acquisition of Protocol IMS and SubscriberMail
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions 100% of the equity of SubscriberMail and certain assets and liabilities of Protocol IMS. The acquisition-date aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. SubscriberMail results of operations have been included in the Company’s operations since December 31, 2009, the date of its acquisition. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. Protocol IMS results of operations have been included in the Company’s operations since December 4, 2009, the date of its acquisition. The preliminary allocations of purchase price resulted in identified intangible assets of $4.2 and goodwill of $7.2, which are deductible for tax purposes.
     The pro forma effects on the results of operations for these acquisitions were not material.
4. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Finished goods	$31.1	$36.0
Work-in-process	8.4	11.3
Raw materials	94.3	92.1

	$133.8	$139.4

5. Assets Held For Sale
     At June 30, 2010, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
     During the first quarter of 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During the second quarter of 2010, non-cash impairment charges of $0.6 were recorded to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	June 30,	December 31,
	2010	2009
Land	$1.6	$1.4
Buildings and improvements	2.1	3.5

	$3.7	$4.9

6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill by business segment for the six months ended June 30, 2010 is as follows:

		Harland
	Harland	Financial		Licorice
	Clarke	Solutions	Scantron	Products	Total
Balance as of December 31, 2009	$779.4	$425.2	$268.6	$44.1	$1,517.3
Effect of exchange rate changes	—	(1.1)	—	(2.3)	(3.4)

Balance as of June 30, 2010	$779.4	$424.1	$268.6	$41.8	$1,513.9

     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	June 30,	December 31,	June 30,	December 31,
	(in years)	2010	2009	2010	2009
Amortized intangible assets:
Customer relationships	3-20	$1,234.5	$1,234.6	$306.1	$261.5
Trademarks and tradenames	2-25	154.5	154.5	7.8	3.4
Software and other	2-10	65.5	65.1	32.5	28.2
Patents and patents pending	3-20	20.0	20.0	4.8	4.0

		1,474.5	1,474.2	351.2	297.1

Indefinite-lived intangible assets:
Product formulations		109.7	109.8	—	—
Trademarks and tradenames		11.0	11.0	—	—

Total other intangible assets		$1,595.2	$1,595.0	$351.2	$297.1

     Amortization expense was $27.2 and $54.3 for the three and six months ended June 30, 2010, respectively, and $25.8 and $51.4 for the three and six months ended June 30, 2009, respectively.
     Estimated aggregate amortization expense for intangible assets through December 31, 2014 is as follows:

Six months ending December 31, 2010	$54.3
Year ending December 31, 2011	102.6
Year ending December 31, 2012	95.1
Year ending December 31, 2013	83.9
Year ending December 31, 2014	77.3

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
7. Business Segment Information
     The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:
•	Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers as well as consumers and small businesses. This segment operates primarily in the United States and Puerto Rico.
•	Harland Financial Solutions segment — Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel and Ireland.
•	Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates in the United States and Canada.
•	Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.
     Selected summarized financial information for the three months ended June 30, 2010 and 2009 is as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke(1)	Solutions	Scantron	Products	Other	Total
Product revenues, net:
Three months ended June 30, 2010	$303.1	$17.0	$25.9	$28.0	$—	$374.0
Three months ended June 30, 2009	305.3	18.3	28.3	25.5	—	377.4
Service revenues, net:
Three months ended June 30, 2010	$4.1	$53.1	$20.1	$—	$—	$77.3
Three months ended June 30, 2009	1.0	51.4	22.1	—	—	74.5
Intersegment revenues:
Three months ended June 30, 2010	$0.1	$—	$3.1	$—	$(3.2)	$—
Three months ended June 30, 2009	—	—	0.3	—	(0.3)	—
Operating income (loss): (2)
Three months ended June 30, 2010	$66.3	$11.4	$1.8	$7.2	$(7.2)	$79.5
Three months ended June 30, 2009	52.3	11.2	6.7	7.9	(8.1)	70.0
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended June 30, 2010	$25.9	$7.1	$6.5	$0.5	$—	$40.0
Three months ended June 30, 2009	27.4	6.8	6.5	0.5	—	41.2
Capital expenditures (excluding capital leases):
Three months ended June 30, 2010	$5.4	$1.4	$1.2	$0.5	$—	$8.5
Three months ended June 30, 2009	8.2	1.1	1.9	0.4	—	11.6

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Selected summarized financial information for the six months ended June 30, 2010 and 2009 is as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke(1)	Solutions	Scantron	Products	Other	Total
Product revenues, net:
Six months ended June 30, 2010	$611.7	$33.8	$56.1	$55.2	$—	$756.8
Six months ended June 30, 2009	619.4	35.3	60.3	51.2	—	766.2
Service revenues, net:
Six months ended June 30, 2010	$5.2	$105.6	$40.9	$—	$—	$151.7
Six months ended June 30, 2009	2.0	103.6	44.4	—	—	150.0
Intersegment revenues:
Six months ended June 30, 2010	$0.1	$—	$3.2	$—	$(3.3)	$—
Six months ended June 30, 2009	—	—	0.4	—	(0.4)	—
Operating income (loss): (2)
Six months ended June 30, 2010	$131.9	$22.8	$11.1	$14.1	$(12.4)	$167.5
Six months ended June 30, 2009	103.2	18.6	13.5	16.3	(13.3)	138.3
Depreciation and amortization (excluding amortization of deferred financing fees):
Six months ended June 30, 2010	$52.7	$14.2	$12.9	$0.9	$—	$80.7
Six months ended June 30, 2009	54.7	13.5	12.9	0.9	—	82.0
Capital expenditures (excluding capital leases):
Six months ended June 30, 2010	$9.8	$2.3	$2.5	$0.8	$—	$15.4
Six months ended June 30, 2009	16.4	2.1	4.5	0.6	—	23.6

(1)	Includes results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.

(2)	Includes restructuring costs of $7.0 and $13.6 for the three months ended June 30, 2010 and 2009, respectively and $10.2 and $24.7 for the six months ended June 30, 2010 and 2009, respectively (see Note 18).
8. Comprehensive Income
     Total comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$29.8	$29.1	$63.4	$80.4
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $—, $—, $0.2 and $—	(4.1)	2.9	(7.2)	0.7
Derivative fair value adjustments, net of taxes of $0.3, $1.6, $0.9 and $4.0	(0.3)	2.3	(1.4)	5.9
Unrealized gains on investments, net of taxes of $0.2, $0.5, $0.1 and $0.6	0.3	0.8	0.1	1.2

Comprehensive income	$25.7	$35.1	$54.9	$88.2

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
9. Earnings Per Share
     The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	19.3	19.3	19.3	19.3
Diluted weighted average common shares outstanding	19.4	19.3	19.4	19.3
     Common equivalent shares consisting of directors’ stock units are included in the diluted earnings per share calculations.
10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2006 through 2009 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
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
     The components of net periodic pension expense for Mafco Worldwide’s pension plans consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$0.2	$0.1	$0.3	$0.2
Interest cost	0.3	0.2	0.5	0.5
Expected return on plan assets	(0.3)	(0.4)	(0.6)	(0.8)
Net amortization	0.2	0.3	0.5	0.5

Net periodic pension expense	$0.4	$0.2	$0.7	$0.4

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Net periodic postretirement benefit expense for the Harland Clarke Holdings postretirement benefit plans is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest cost	$0.2	$0.2	$0.5	$0.5
Net amortization	—	—	—	—

Net postretirement benefit expense	$0.2	$0.2	$0.5	$0.5

12. Short-Term Debt
     On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provided for a loan in the amount of $27.2. The loan is secured by M & F Worldwide’s investments in auction-rate securities. The Secured Loan Agreement was amended in June 2010 to extend the maturity date from June 11, 2010 to June 10, 2011. The interest rate continues to be the federal funds rate plus 2.25%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During the six months ended June 30, 2010, M & F Worldwide paid $11.1 of the principal in connection with the sale and redemption of certain securities with a face value of $15.8. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events. The outstanding balance was $11.1 and $22.2 at June 30, 2010 and December 31, 2009, respectively.
13. Long-Term Debt

	June 30,	December 31,
	2010	2009
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,746.0	$1,755.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	206.8	206.8
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Mafco Worldwide $125.0 Senior Secured Credit Facilities	44.2	55.2
Capital lease obligations and other indebtedness	4.8	5.7

	2,273.1	2,294.0
Less: current maturities	(19.4)	(24.5)

Long-term debt, net of current maturities	$2,253.7	$2,269.5

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.9% at June 30, 2010. As of June 30, 2010, there were no outstanding borrowings under the Revolver and there was $90.8 available for borrowing (giving effect to the issuance of $9.2 of letters of credit).
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
     Under the terms of the Credit Agreement, Harland Clarke Holdings was required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bore interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, Harland Clarke Holdings entered into interest rate derivative arrangements described in Note 14.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Harland Clarke Holdings Senior Notes due 2015
     On May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at June 30, 2010. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Gain on Early Extinguishment of Debt
     Of the $136.9 principal amount of debt extinguished in 2009, $114.7 was extinguished during the six months ended June 30, 2009 by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7, resulting in a gain of $61.5 after the write-off of $3.5 of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the six months ended June 30, 2010.
Mafco Worldwide $125.0 Senior Secured Credit Facilities
     On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 2.4% at June 30, 2010.
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
     The Mafco Worldwide term loan is repayable in quarterly installments of up to approximately $0.2. Due to repayments made in 2007, there were no quarterly installment requirements in 2009. Due to prepayments of $11.0 in March 2010, no quarterly installment payments are required in 2010. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility. No excess cash flow payment is required to be paid in 2010 related to fiscal year 2009. In March 2009, Mafco Worldwide made a $6.5 excess cash flow payment related to fiscal year 2008. As of June 30, 2010, there were no borrowings under the Mafco Worldwide revolving credit facility and $15.0 was available for borrowing. There were no letters of credit issued by Mafco Worldwide as of June 30, 2010.
Capital Lease Obligations and Other Indebtedness
     Subsidiaries of the Company have outstanding capital lease obligations and other indebtedness with principal balances totaling $4.8 and $5.7 at June 30, 2010 and December 31, 2009, respectively. These obligations have imputed interest rates ranging from 5.7% to 9.6% and have required payments, including interest, of $0.7 remaining in 2010, $1.6 in 2011, $1.2 in 2012, $1.1 in 2013 and $0.9 in 2014. During the six months ended June 30, 2010 and 2009, a subsidiary of Harland Clarke Holdings entered into capital leases and other indebtedness totaling $0.1 and $1.2, respectively, and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.
     Mafco Worldwide’s French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $1.8 at June 30, 2010) for working capital purposes. The subsidiary had no borrowings at June 30, 2010 and December 31, 2009.
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
     During June 2007, Harland Clarke Holdings entered into additional interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, both of which became effective on June 29, 2007. The two-year hedge, which expired on June 30, 2009, swapped the underlying variable rate for a fixed rate of 5.323% and the three-year hedge, which expired on June 30, 2010, swapped the underlying variable rate for a fixed rate of 5.362%. During August 2007, Harland Clarke Holdings entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge, which expired on September 28, 2009, swapped the underlying variable rate for a fixed rate of 4.977%.
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
     During June 2010, Harland Clarke Holdings entered into an interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $255.0, which became effective on June 30, 2010. This hedge swaps the underlying variable rate for a fixed rate of 1.264%.
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		June 30,	December 31,
Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	2010	2009
Interest rate swaps	Other current liabilities	$—	$6.3
	Other liabilities	16.5	7.9
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk.
     These derivative instruments had no ineffective portions during the three and six months ended June 30, 2010 and 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Loss Reclassified from
Accumulated Other
	Loss Recognized in Other				Comprehensive Loss into Interest
	Comprehensive Income				Expense
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
Derivatives Designated as Cash Flow Hedging Instruments:	2010	2009	2010	2009	2010	2009	2010	2009
Interest rate swaps	$6.8	$5.0	$14.8	$7.5	$6.2	$9.0	$12.5	$17.5
     The Company expects to reclassify approximately $13.5 into net income as additional interest expense during the twelve months ending June 30, 2011.
     The following presents the balances and net changes in accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Six Months Ended
	June 30,
Balances and Net Changes:	2010	2009
Balance at beginning of period	$8.6	$16.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $4.9 and $6.8	(7.6)	(10.7)
Net change in fair value of interest rate swaps, net of taxes of $5.8 and $2.7	9.0	4.8

Balance at end of period	$10.0	$10.7

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
Recurring Fair Value Measurements
     As of June 30, 2010, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. Marketable securities consist of corporate equity securities, auction-rate securities (“ARS”) and United States treasury securities. The marketable securities are included in investments in marketable securities, investments in auction-rate securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of June 30, 2010 and December 31, 2009 are as follows:

	Balance at
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
ARS	$14.8	$—	$—	$14.8
Corporate equity securities	2.0	2.0	—	—
Liability for interest rate swaps	16.5	—	16.5	—

	Balance at
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
ARS	$29.4	$—	$—	$29.4
United States treasury securities	24.6	24.6	—	—
Corporate equity securities	1.9	1.9	—	—
Liability for interest rate swaps	14.2	—	14.2	—
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk. Fair value of corporate equity securities and United States treasury securities are based on quoted market prices.
     The fair value of the ARS as of June 30, 2010 and December 31, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future principal and interest payments as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. Since the fourth quarter of 2009, the Company has recorded any fluctuations in fair value related to these securities in earnings.
     The following table presents the Company’s marketable securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$29.4	$33.6
Transfers to Level 3	—	—
Unrealized gain recorded in accumulated other comprehensive loss	—	1.1
Realized loss recorded in other (expense) income, net	(0.3)	—
Sale and redemption of securities	(14.3)	—

Balance at end of period	$14.8	$34.7

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
     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, short-term debt and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at June 30, 2010 and December 31, 2009 was approximately $1,953.1 and $1,966.1, respectively. The carrying value of long-term debt at June 30, 2010 and December 31, 2009 was $2,273.1 and $2,294.0, respectively.
16. Marketable Securities
     The Company’s marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Balance at June 30, 2010:
ARS	$14.8	$—	$—	$14.8
Corporate equity securities	0.3	1.8	(0.1)	2.0

Total marketable securities	$15.1	$1.8	$(0.1)	$16.8

Balance at December 31, 2009:
ARS	$29.4	$—	$—	$29.4
United States treasury securities	24.6	—	—	24.6
Corporate equity securities	0.3	1.7	(0.1)	1.9

Total marketable securities	$54.3	$1.7	$(0.1)	$55.9

     The United States treasury securities mature in 2012. During the second quarter of 2010, the Company sold its investment in United States treasury securities for $24.7 in cash and recognized a gain of $0.1.
     The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The ARS are securities with long-term maturities ranging between 22 and 36 years for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS have been highly liquid. Beginning in 2008, there was insufficient demand at auction for ARS collateralized by student loans, including auctions for ARS held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2010 and December 31, 2009, the ARS were classified as long-term investments. During the six months ended June 30, 2010, the Company sold ARS with a face value of $13.1 for total proceeds of $11.6. Also, ARS issues were redeemed by the issuers at par value of $2.7 in June 2010.
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
At June 30, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1

At December 31, 2009:
Corporate equity securities	$—	$—	$0.1	$0.1
     The Company has determined that the gross unrealized losses on its corporate equity securities at June 30, 2010 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at June 30, 2010.
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
     In 1988, a predecessor of Pepsi Cola Metropolitan Bottling Company, Inc. (the “Original Indemnitor”) sold to Pneumo Abex various operating businesses, all of which Pneumo Abex re-sold by 1996. Prior to the 1988 sale, those businesses had manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the “Friction Buyer”) of Cooper Industries, Inc. (now Cooper Industries, LLC, the “Friction Guarantor”) assumed all liability for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Following the Friction Products sale, Pneumo Abex treated the Division as a discontinued operation and stopped including the Division’s assets and liabilities in its financial statements.
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
     Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary and its successors have

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
pursued litigation against the insurers providing this coverage in order to confirm its availability and obtain its benefits. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of June 30, 2010, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.
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
     While the Friction Guarantor has been fulfilling its obligation to guarantee the Friction Buyer’s performance since October 2001, when the successor in interest to the Friction Buyer filed for Chapter 11 bankruptcy and stopped performing itself, in May 2010, Pneumo Abex commenced a lawsuit in the New York Supreme Court against the Friction Guarantor and certain of its affiliates alleging, among other things, that various corporate transactions in which the Friction Guarantor and its affiliates had engaged since 2002 had improperly reduced the resources available to satisfy the guaranty obligation. Pneumo Abex seeks in this lawsuit injunctive relief remedying the financial consequences of these corporate transactions to Pneumo Abex, a constructive trust over the transferred assets, and damages. The Friction Guarantor has continued to perform under its guaranty during the pendency of the lawsuit and the Company still considers Pneumo Abex’s contingent claims assumed by the Friction Buyer in the Friction Products sale to be the financial responsibility of the Friction Guarantor under its guarantee of the Friction Buyer. Based upon the Original Indemnitor’s repeated acknowledgements of its obligations, management’s view of the aggregate resources of the Friction Guarantor and the noted affiliates, the active management by both the Original Indemnitor and the Friction Guarantor of pending contingent claims, the discharging of the related liabilities when required, and their respective financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood that Pneumo Abex will be required to pay material amounts of unreimbursed expense for its contingent claims is remote.
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
     Other commercial borrowers that have obtained loans from other banks in five states have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and the likely progress of those matters still pending is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The Company expensed $1.1 and $2.4 for severance and severance-related costs and $0.5 and $0.9 for facilities closures and other costs during the three and six months ended June 30, 2010, respectively, and expensed $8.5 and $15.3 for severance and severance-related costs and $2.6 and $3.1 for facilities closures and other costs during the three and six months ended June 30, 2009, respectively. The Company expects to incur in future periods an additional $8.2 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
     The following table details the components of the Company’s restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the six months ended June 30, 2010 and 2009:

	Beginning		Paid in	Non-cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Six Months Ended June 30, 2010:
Severance and severance-related	$2.5	$2.4	$(2.5)	$—	$2.4
Facilities closures and other costs	2.5	0.9	(0.9)	(0.7)	1.8

Total	$5.0	$3.3	$(3.4)	$(0.7)	$4.2

Six Months Ended June 30, 2009:
Severance and severance-related	$7.4	$15.3	$(12.6)	$—	$10.1
Facilities closures and other costs	2.3	3.1	(1.1)	(1.7)	2.6

Total	$9.7	$18.4	$(13.7)	$(1.7)	$12.7

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
     The Company expensed $0.2 and $0.4 for severance and severance-related costs during the three and six months ended June 30, 2010, respectively, and expensed $0.8 and $2.2 for severance and severance-related costs and $0.0 and $1.0 for facilities and other costs during the three and six months ended June 30, 2009, respectively. The Company currently does not expect to incur significant additional costs related to these plans, which are subject to further refinement as the reorganization progresses.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the six months ended June 30, 2010 and 2009:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Six months ended June 30, 2010:
Severance and severance-related	$1.0	$0.4	$(0.9)	$0.5
Facilities and other costs	0.1	—	(0.1)	—

Total	$1.1	$0.4	$(1.0)	$0.5

Six months ended June 30, 2009:
Severance and severance-related	$1.4	$2.2	$(2.5)	$1.1
Facilities and other costs	0.7	1.0	(0.5)	1.2

Total	$2.1	$3.2	$(3.0)	$2.3

Scantron
     As a result of an acquisition, the Company adopted plans to restructure the Scantron segment in 2008. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the acquisition as of March 31, 2009 and expensed $1.4 and $2.8 for severance and severance-related costs and $0.3 and $0.3 for facilities and other costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three and six months ended June 30, 2009, respectively.
     The Company expensed $0.7 and $2.0 for severance and severance-related costs and $4.5 and $4.5 for facilities and other costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three and six months ended June 30, 2010, respectively. Ongoing lease commitments related to these plans continue through 2013.
     The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the six months ended June 30, 2010 and 2009:

	Beginning		Paid in	Non-Cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Six months ended June 30, 2010:
Severance and severance-related	$0.5	$2.0	$(2.2)	$—	$0.3
Facilities and other costs	—	4.5	(0.2)	0.2	4.5

Total	$0.5	$6.5	$(2.4)	$0.2	$4.8

Six months ended June 30, 2009:
Severance and severance-related	$1.0	$2.8	$(2.4)	$—	$1.4
Facilities and other costs	—	0.3	—	(0.3)	—

Total	$1.0	$3.1	$(2.4)	$(0.3)	$1.4

     In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the initiatives including inventory write-offs, training, hiring, relocation and travel.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Restructuring accruals for all of the segments’ plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.
19. Transactions with Related Parties
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
Restricted Stock
     On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s Board of Directors and is the sole shareholder of Holdings. The Restricted Stock vested in equal installments on each of the first three anniversaries of the issuance date. The Company recorded non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The Company expensed $0.4 and $0.6 related to the Restricted Stock in the three and six months ended June 30, 2010, respectively, and $0.5 and $0.6 related to the Restricted Stock in the three and six months ended June 30, 2009, respectively.
Notes Receivable
     In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein, that matures in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was amended to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010.
     The outstanding balances on the senior secured credit facility and the note are included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. During the six months ended June 30, 2010, the Company received $3.0 in payments on the note, bringing the principal balance of the note to $4.0 at June 30, 2010. Interest income of $0.1 and $0.2 was recorded during the three and six months ended June 30,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
2010, respectively. Interest income of $0.2 and $0.5 was recorded during the three and six months ended June 30, 2009, respectively.
Other
     The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $0.4 through June 2011 at an interest rate of 7.5%.
     At June 30, 2010, the Company recorded prepaid expenses and other assets of $1.2 and $0.8, respectively, and other current liabilities of $0.4 relating to the directors and officers insurance programs and financing arrangements. At December 31, 2009, the Company recorded prepaid expenses and other assets of $1.2 and $0.8 and other current liabilities and other liabilities of $0.7 and $0.2, respectively, relating to the directors and officers insurance program and financing arrangements. The Company paid $0.5 and $0.4 to Holdings during the six months ended June 30, 2010 and 2009, respectively, under the insurance programs, including amounts due under the financing arrangements.
20. Subsequent Event
     On July 21, 2010, Scantron acquired 100% of the equity interests of Spectrum K12 School Solutions, Inc. (“Spectrum K12”) for $30.0 in cash subject to post-closing adjustments. Additional contingent consideration may be payable upon the achievement of certain future revenue targets of Spectrum K12. Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s offerings complement Scantron’s offerings in educational assessments, content and data management. The Company financed the Spectrum K12 acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings. Due to the timing of the transaction, preliminary accounting for the business combination is not complete. Financial results for Spectrum K12 will be included in the Company’s results of operations beginning in the third quarter of 2010.

M & F Worldwide Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form10-Q.
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
The SubscriberMail and Protocol IMS Acquisitions
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. The acquisition-date aggregate consideration of $13.1 million for these transactions includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 million if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. The Protocol IMS and SubscriberMail acquisitions are collectively referred to as the “2009 Acquisitions.”

M & F Worldwide Corp. and Subsidiaries
Recent Developments
     On July 21, 2010, Scantron acquired 100% of the equity interests of Spectrum K12 School Solutions, Inc. (“Spectrum K12”) for $30.0 million in cash subject to post-closing adjustments. Additional contingent consideration may be payable upon the achievement of certain future revenue targets of Spectrum K12. Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s offerings complement Scantron’s offerings in educational assessments, content and data management. The Company financed the Spectrum K12 acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings. Due to the timing of the transaction, preliminary accounting for the business combination is not complete. Financial results for Spectrum K12 will be included in the Company’s results of operations beginning in the third quarter of 2010.
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
Harland Financial Solutions
     Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services, which is based upon the technology budgets of our clients and prospects. Economic downturns in

M & F Worldwide Corp. and Subsidiaries
one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation and National Credit Union Association or due to newly enacted federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
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

M & F Worldwide Corp. and Subsidiaries
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
     Similarly, countries outside the United States have rules restricting the use of various ingredients in tobacco products. During 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the “FCTC”). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the European Union, have become parties to the FCTC. The governing body of the FCTC has adopted several guidelines that provide non-binding recommendations supplementing specific articles of the treaty. The FCTC working group on product regulation is developing guidelines that may recommend banning or limiting ingredients in order to reduce the appeal of cigarettes. The European Commission and individual governments are also considering additional regulations limiting or banning various cigarette ingredients. Future regulations may be influenced by the FCTC’s guidelines.
     In October 2009, the Canadian federal government adopted a law that banned virtually all flavor ingredients in cigarettes and little cigars. Certain tobacco-related businesses have contended that the Canadian law effectively bans the sale in Canada of traditional American blend cigarettes containing licorice extract.
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

M & F Worldwide Corp. and Subsidiaries
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
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     The operating results for the three months ended June 30, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.
Net Revenues:

	Three Months Ended June 30,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$307.3	$306.3
Harland Financial Solutions segment	70.1	69.7
Scantron segment	49.1	50.7
Licorice Products segment	28.0	25.5
Eliminations	(3.2)	(0.3)

Total	$451.3	$451.9

     Net revenues decreased by $0.6 million, or 0.1%, to $451.3 million in the 2010 period from $451.9 million in the 2009 period.
     Net revenues for the Harland Clarke segment increased by $1.0 million, or 0.3%, to $307.3 million in the 2010 period from $306.3 million in the 2009 period. The increase was primarily due to revenues from the businesses acquired in the 2009 Acquisitions, the addition of new clients, a one-time payment resulting from the loss of a client and increased revenues per unit. These increases were partially offset by volume declines in check and related products and other one-time nonrecurring items. Net revenues in the 2010 period included charges of $0.2 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
     Net revenues for the Harland Financial Solutions segment increased by $0.4 million, or 0.6%, to $70.1 million in the 2010 period from $69.7 million in the 2009 period. Increases in maintenance revenues, outsourced host processing revenues, early termination fees and term license revenues were partially offset by decreases in hardware sales and other license revenues.

M & F Worldwide Corp. and Subsidiaries
     Net revenues for the Scantron segment decreased by $1.6 million, or 3.2%, to $49.1 million in the 2010 period from $50.7 million in the 2009 period. The decrease was primarily due to declines in service maintenance, hardware and forms revenues. These declines were partially offset by increases in revenues from web-based products and services for the education market and from sales of a newly introduced solution that assists financial institutions with the implementation of recent changes to federal regulations regarding overdraft services provided to financial institution customers.
     Net revenues for the Licorice Products segment increased by $2.5 million, or 9.8%, to $28.0 million in the 2010 period from $25.5 million in the 2009 period. Magnasweet and pure licorice derivative sales increased by $2.0 million primarily due to an increase in shipment volumes of pure licorice derivatives. Sales of licorice extract to the worldwide tobacco industry increased by $0.9 million, primarily due to the timing of shipments during the 2010 period compared to the 2009 period. Sales of licorice extract to non-tobacco customers decreased by $0.4 million primarily due to the unfavorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales related to the stronger dollar in the 2010 period versus the 2009 period.
     Elimination of net revenues increased from $0.3 million in the 2009 period to $3.2 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These intersegment sales are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Cost of Revenues:

	Three Months Ended June 30,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$185.6	$190.5
Harland Financial Solutions segment	30.3	29.5
Scantron segment	28.5	29.1
Licorice Products segment	17.5	14.4
Eliminations	(3.2)	(0.3)

Total	$258.7	$263.2

     Cost of revenues decreased by $4.5 million, or 1.7%, to $258.7 million in the 2010 period from $263.2 million in the 2009 period.
     Cost of revenues for the Harland Clarke segment decreased by $4.9 million, or 2.6%, to $185.6 million in the 2010 period from $190.5 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, all of which resulted from restructuring activities. Additionally, lower volumes, which resulted in lower materials and other variable overhead expenses, contributed to the decrease. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by an increase in amortization expense of $1.4 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 60.4% in the 2010 period as compared to 62.2% in the 2009 period.
     Cost of revenues for the Harland Financial Solutions segment increased by $0.8 million, or 2.7%, to $30.3 million in the 2010 period from $29.5 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in labor costs and an increase in amortization expense of $0.5 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009, partially offset by a decrease in depreciation. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.2% in the 2010 period as compared to 42.3% in the 2009 period.
     Cost of revenues for the Scantron segment decreased by $0.6 million, or 2.1% to $28.5 million in the 2010 period from $29.1 million in the 2009 period. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities, partially offset by an increase in delivery costs related to

M & F Worldwide Corp. and Subsidiaries
the Company’s new solution that assists financial institutions with the implementation of recent changes to federal regulations. Cost of revenues as a percentage of revenues for the Scantron segment was 58.0% in the 2010 period as compared to 57.4% in the 2009 period.
     Cost of revenues for the Licorice Products segment increased $3.1 million, or 21.5%, to $17.5 million in the 2010 period from $14.4 million in the 2009 period. This increase was due to the increase in sales, a change in the mix of products sold and increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 62.5% in the 2010 period as compared to 56.5% in the 2009 period due to the factors mentioned above and lower average revenues per unit.
     Elimination of cost of revenues increased from $0.3 million in the 2009 period to $3.2 million in the 2010 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Selling, General and Administrative Expenses:

	Three Months Ended June 30,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$53.2	$52.4
Harland Financial Solutions segment	28.2	28.2
Scantron segment	13.6	13.2
Licorice Products segment	3.3	3.2
Corporate	7.2	8.1

Total	$105.5	$105.1

     Selling, general and administrative expenses increased by $0.4 million, or 0.4%, to $105.5 million in the 2010 period from $105.1 million in the 2009 period.
     Selling, general and administrative expenses for the Harland Clarke segment increased by $0.8 million, or 1.5%, to $53.2 million in the 2010 period from $52.4 million in the 2009 period. The increase was primarily due to the businesses acquired in the 2009 Acquisitions, partially offset by labor cost reductions resulting from restructuring activities and reductions in selling expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 17.3% in the 2010 period as compared to 17.1% in the 2009 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment were unchanged. Decreases in general overhead expenses and compensation expense related to an incentive agreement were offset by an increase in foreign currency transaction losses and selling expenses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $0.4 million and $1.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment were 40.2% in the 2010 period as compared to 40.5% in the 2009 period.
     Selling, general and administrative expenses for the Scantron segment increased $0.4 million, or 3.0%, to $13.6 million in the 2010 period from $13.2 million in the 2009 period. The increase was primarily due to increases in labor costs, professional fees, and travel expenses in connection with investments in growth initiatives, partially offset by a decrease in integration expenses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment were 27.7% in the 2010 period as compared to 26.0% in the 2009 period.
     Selling, general and administrative expenses for the Licorice Products segment increased $0.1 million, or 3.1%, to $3.3 million in the 2010 period from $3.2 million in the 2009 period primarily due to lower income earned on Mafco Worldwide’s overfunded pension plan.

M & F Worldwide Corp. and Subsidiaries
     Corporate selling, general and administrative expenses decreased $0.9 million , or 11.1%, to $7.2 million in the 2010 period from $8.1 million in the 2009 period primarily due to a decrease in deferred directors’ compensation expense related to a decrease in the price of the Company’s common stock during the 2010 period, partially offset by increases in general overhead expenses.
Asset Impairment Charges
     During the 2010 period, the Company recorded non-cash impairment charges of $0.6 million for the Harland Clarke segment to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.
Restructuring Costs
     Harland Clarke Holdings adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging Harland Clarke Holdings’ shared services capabilities and reorganizing certain operations and sales and support functions.
     In the 2010 period, the Company recorded restructuring costs of $1.6 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $5.2 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $11.1 million for the Harland Clarke segment, $0.8 million for the Harland Financial Solutions segment and $1.7 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.3 million in the 2010 period as compared to $0.4 million in the 2009 period. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party. See Note 19 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Expense
     Interest expense was $30.8 million in the 2010 period as compared to $36.2 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, Harland Clarke Holdings extinguished debt with a total principal amount of $24.2 million by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $14.6 million, resulting in a gain of $8.9 million after the write-off of $0.7 million of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the 2010 period.
Other (Expense) Income, Net
     Other (expense) income, net was $0.0 million in the 2010 period as compared to an expense of $0.1 million in the 2009 period. The expense in the 2009 period was due to non-recurring miscellaneous income and expenses.
Provision for Income Taxes
     The Company’s effective tax rate was 39.2% in the 2010 period and 32.3% in the 2009 period. The increase was primarily due to the effect of the release of a reserve for uncertain tax positions in the 2009 period.

M & F Worldwide Corp. and Subsidiaries
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     The operating results for the six months ended June 30, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.
Net Revenues:

	Six Months Ended June 30,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$617.0	$621.4
Harland Financial Solutions segment	139.4	138.9
Scantron segment	100.2	105.1
Licorice Products segment	55.2	51.2
Eliminations	(3.3)	(0.4)

Total	$908.5	$916.2

     Net revenues decreased by $7.7 million, or 0.8%, to $908.5 million in the 2010 period from $916.2 million in the 2009 period.
     Net revenues for the Harland Clarke segment decreased by $4.4 million, or 0.7%, to $617.0 million in the 2010 period from $621.4 million in the 2009 period. The decrease was primarily due to volume declines in check and related products and one-time nonrecurring items, partially offset by revenues from the businesses acquired in the 2009 Acquisitions, the addition of new clients, increased revenues per unit and a one-time payment resulting from the loss of a client. Net revenues in the 2010 period included charges of $0.5 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
     Net revenues for the Harland Financial Solutions segment increased by $0.5 million, or 0.4%, to $139.4 million in the 2010 period from $138.9 million in the 2009 period. Increases in maintenance revenues, outsourced host processing revenues, early termination fees and term license revenues were partially offset by decreases in hardware sales and other license revenues.
     Net revenues for the Scantron segment decreased by $4.9 million, or 4.7%, to $100.2 million in the 2010 period from $105.1 million in the 2009 period. The decrease was primarily due to declines in service maintenance, forms and hardware revenues. These declines were partially offset by increases in revenues from web-based products and services for the education market and from sales of a newly introduced solution that assists financial institutions with the implementation of recent changes to federal regulations regarding overdraft services provided to financial institution customers.
     Net revenues for the Licorice Products segment increased by $4.0 million, or 7.8%, to $55.2 million in the 2010 period from $51.2 million in the 2009 period. Magnasweet and pure licorice derivative sales increased by $2.7 million primarily due to an increase in shipment volumes of pure licorice derivatives. Sales of licorice extract to non-tobacco customers increased by $1.3 million primarily due to an increase in shipment volumes to confectionary customers and the favorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the weaker dollar in the 2010 period versus the 2009 period. Sales of licorice extract to the worldwide tobacco industry were unchanged in the 2010 period compared to the 2009 period.
     Elimination of net revenues increased from $0.4 million in the 2009 period to $3.3 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These intersegment sales are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.

M & F Worldwide Corp. and Subsidiaries
Cost of Revenues:

	Six Months Ended June 30,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$375.8	$391.3
Harland Financial Solutions segment	60.6	59.5
Scantron segment	55.6	59.5
Licorice Products segment	34.4	28.4
Eliminations	(3.3)	(0.4)

Total	$523.1	$538.3

     Cost of revenues decreased by $15.2 million, or 2.8%, to $523.1 million in the 2010 period from $538.3 million in the 2009 period.
     Cost of revenues for the Harland Clarke segment decreased by $15.5 million, or 4.0%, to $375.8 million in the 2010 period from $391.3 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, all of which resulted from restructuring activities. Additionally, lower volumes, which resulted in lower materials and other variable overhead expenses, contributed to the decrease. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by an increase in amortization expense of $2.8 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 60.9% in the 2010 period as compared to 63.0% in the 2009 period.
     Cost of revenues for the Harland Financial Solutions segment increased by $1.1 million, or 1.8%, to $60.6 million in the 2010 period from $59.5 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in amortization expense of $1.0 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.5% in the 2010 period as compared to 42.8% in the 2009 period.
     Cost of revenues for the Scantron segment decreased by $3.9 million, or 6.6% to $55.6 million in the 2010 period from $59.5 million in the 2009 period. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities, partially offset by an increase in delivery costs related to the Company’s new solution that assists financial institutions with the implementation of recent changes to federal regulations. Cost of revenues as a percentage of revenues for the Scantron segment was 55.5% in the 2010 period as compared to 56.6% in the 2009 period.
     Cost of revenues for the Licorice Products segment increased $6.0 million, or 21.1%, to $34.4 million in the 2010 period from $28.4 million in the 2009 period. This increase was due to the increase in sales, a change in the mix of products sold and increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 62.3% in the 2010 period as compared to 55.5% in the 2009 period due to the factors mentioned above and lower average revenues per unit.
     Elimination of cost of revenues increased from $0.4 million in the 2009 period to $3.3 million in the 2010 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.

M & F Worldwide Corp. and Subsidiaries
Selling, General and Administrative Expenses:

	Six Months Ended June 30,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$105.4	$108.5
Harland Financial Solutions segment	55.6	57.6
Scantron segment	27.0	29.0
Licorice Products segment	6.7	6.5
Corporate	12.4	13.3

Total	$207.1	$214.9

     Selling, general and administrative expenses decreased by $7.8 million, or 3.6%, to $207.1 million in the 2010 period from $214.9 million in the 2009 period.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $3.1 million, or 2.9%, to $105.4 million in the 2010 period from $108.5 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities and reductions in selling expenses and advertising expenses. Selling, general and administrative expenses from the businesses acquired in the 2009 Acquisitions partially offset the overall decrease. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 17.1% in the 2010 period as compared to 17.5% in the 2009 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $2.0 million, or 3.5%, to $55.6 million in the 2010 period from $57.6 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, a reduction in compensation expense related to an incentive agreement, and decreases in general overhead expenses and depreciation. These decreases were partially offset by an increase in selling expenses and an increase in foreign currency transaction losses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $0.8 million and $2.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 39.9% in the 2010 period as compared to 41.5% in the 2009 period.
     Selling, general and administrative expenses for the Scantron segment decreased $2.0 million, or 6.9%, to $27.0 million in the 2010 period from $29.0 million in the 2009 period. The decrease was primarily due to lower integration expenses in the 2010 period, a $1.3 million one-time expense in the 2009 period related to a contractual obligation owing to a former employee upon termination of employment, and a decrease in selling expenses. These decreases were partially offset by increases in labor, professional fees and travel expenses in connection with investments in growth initiatives. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.9% in the 2010 period as compared to 27.6% in the 2009 period.
     Selling, general and administrative expenses for the Licorice Products segment increased $0.2 million, or 3.1%, to $6.7 million in the 2010 period from $6.5 million in the 2009 period primarily due to lower income earned on Mafco Worldwide’s overfunded pension plan.
     Corporate selling, general and administrative expenses decreased $0.9 million, or 6.8%, to $12.4 million in the 2010 period from $13.3 million in the 2009 period primarily due to a decrease in deferred directors’ compensation expense related to a decrease in the price of the Company’s common stock during the 2010 period, partially offset by increases in general overhead expenses.
Asset Impairment Charges
     During the 2010 period, the Company recorded non-cash impairment charges of $0.6 million for the Harland Clarke segment to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.

M & F Worldwide Corp. and Subsidiaries
Restructuring Costs
     Harland Clarke Holdings adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging Harland Clarke Holdings’ shared services capabilities and reorganizing certain operations and sales and support functions.
     In the 2010 period, the Company recorded restructuring costs of $3.3 million for the Harland Clarke segment, $0.4 million for the Harland Financial Solutions segment and $6.5 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $18.4 million for the Harland Clarke segment, $3.2 million for the Harland Financial Solutions segment and $3.1 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.6 million in the 2010 period as compared to $0.9 million in the 2009 period. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party. See Note 19 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Expense
     Interest expense was $61.4 million in the 2010 period as compared to $74.8 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, Harland Clarke Holdings extinguished debt with a total principal amount of $114.7 million by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7 million, resulting in a gain of $61.5 million after the write-off of $3.5 million of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the 2010 period.
Other (Expense) Income, Net
     Other (expense) income, net was an expense of $0.2 million in the 2010 period as compared to income of $0.8 in the 2009 period. The expense in the 2010 period was due to a loss on the sale of auction-rate securities (“ARS”). The income in the 2009 period was due to the favorable settlement of a claim pending against the Company related to a previously owned business.
Provision for Income Taxes
     The Company’s effective tax rate was 40.5% in the 2010 period and 36.5% in the 2009 period. The increase was primarily due to a charge in the 2010 period for the change in federal tax law relating to the deductibility of retiree prescription drug subsidies and a valuation allowance relating to the ARS, in addition to the effect of the release of a reserve for uncertain tax positions in the 2009 period.
Liquidity and Capital Resources
Cash Flow Analysis
     The Company’s net cash provided by operating activities during the six months ended June 30, 2010 was $143.9 million as compared to $76.6 million during the same period in 2009. The increase in net cash provided by operating activities of $67.3 million was due to changes in working capital and an increase in cash flow from operations. Working capital decreased during the six months ended June 30, 2010 compared to the same period in

M & F Worldwide Corp. and Subsidiaries
2009 primarily due to the timing of payments related to other accrued expenses and prepaid expenses and lower inventory requirements.
     The Company’s net cash provided by investing activities was $27.8 million during the six months ended June 30, 2010 as compared to net cash used in investing activities of $20.7 million during the same period in 2009. The increase in cash provided by investing activities during the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to proceeds from the sale and redemption of marketable securities and lower capital expenditures.
     The Company’s net cash used in financing activities was $32.6 million during the six months ended June 30, 2010 as compared to $67.0 million during the same period in 2009. The decrease in net cash used in financing activities was primarily due to the extinguishment of $114.7 million principal amount of Harland Clarke Holdings 2015 Senior Notes for an aggregate purchase price of $49.7 million during the six months ended June 30, 2009, partially offset by $11.1 million of repayments of short-term debt and an $11.0 million prepayment by Mafco Worldwide on its senior secured credit facility during the same period in 2010.
     M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $55.5 million in cash and cash equivalents and $14.8 million in ARS, which are pledged to secure short-term debt as of June 30, 2010. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and ARS on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.
Investments
     The Company’s investments include $14.8 million of ARS as of June 30, 2010. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
     The ARS are securities with long-term maturities ranging between 22 and 36 years for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS collateralized by student loans, including auctions for ARS held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2010 the ARS were classified as long-term investments. During the six months ended June 30, 2010, the Company sold ARS with a face value of $13.1 million for total proceeds of $11.6 million. Also, ARS issues were redeemed by the issuers at par value of $2.7 million in June 2010.
     The fair value of these securities as of June 30, 2010 and December 31, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.

M & F Worldwide Corp. and Subsidiaries
The Company’s Consolidated Contractual Obligations and Commitments
     There were no material changes to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended June 30, 2010.
Liquidity Assessment
     The Company believes that its cash and cash equivalents, borrowings available under the Harland Clarke Holdings and Mafco Worldwide credit agreements (as further discussed in Note 13 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.
Harland Clarke Holdings
     In addition to Harland Clarke Holdings’ normal operating cash, working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:
•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2010 and 2009, Harland Clarke Holdings incurred $14.6 million and $23.0 million of capital expenditures and $0.0 million and $0.2 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the six months ended June 30, 2010 and 2009, Harland Clarke Holdings made $20.0 million and $27.9 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the restructuring or consolidation of some of Harland Clarke Holdings’ operations. During the six months ended June 30, 2010 and 2009, Harland Clarke Holdings made $6.8 million and $19.1 million of payments for restructuring, respectively.
     The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. The Company used cash on hand at Harland Clarke Holdings to fund the $28.6 million net purchase price after giving effect to working capital adjustments for the acquisition of Spectrum K12 School Solutions, Inc. that was consummated in July 2010.
Mafco Worldwide
     In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities as follows:
•	Capital Expenditures. During the six months ended June 30, 2010 and 2009, Mafco Worldwide incurred $0.8 million and $0.6 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must

M & F Worldwide Corp. and Subsidiaries
periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.
Cash Flow Risks
     Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay their debt or to fund other liquidity needs. As of June 30, 2010, Harland Clarke Holdings had $90.8 million of availability under its revolving credit facility (after giving effect to the issuance of $9.2 million of letters of credit) and Mafco Worldwide had $15.0 million of availability under its revolving credit facility. There were no letters of credit issued by Mafco Worldwide as of June 30, 2010. The Company may also use the revolving credit facilities to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.
     Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for approximately three years. At June 30, 2010, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.
Critical Accounting Policies and Estimates
     There were no material changes to the Company’s Critical Accounting Policies and Estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended June 30, 2010.

M & F Worldwide Corp. and Subsidiaries
Forward-Looking Statements
     This Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
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

M & F Worldwide Corp. and Subsidiaries
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

M & F Worldwide Corp. and Subsidiaries
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
     The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in the section entitled “Risk Factors” and this Quarterly Report on Form 10-Q in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
     At June 30, 2010, Harland Clarke Holdings had $1,746.0 million of term loans outstanding under its credit agreement, $9.2 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. At June 30, 2010, Mafco Worldwide had $44.2 million of term loans outstanding under its credit agreement and no letters of credit outstanding under its revolving credit facility. At June 30, 2010, M & F Worldwide had $11.1 million of short-term debt outstanding. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at June 30, 2010 would have resulted in an increase in its interest expense for the six months ended June 30, 2010 of approximately $4.7 million, including the effect of the interest rate derivative transactions discussed below.
     In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2009 and 2010 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $855.0 million currently outstanding, as further described in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Harland Clarke Holdings’ derivatives currently swap the underlying variable rates for fixed rates ranging from 1.264% to 2.353%.
     Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2010.

M & F Worldwide Corp. and Subsidiaries
     The Company’s investments include $14.8 million of ARS as of June 30, 2010, which are classified as available-for-sale and are recorded at fair value. The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
     The ARS are securities with long-term nominal maturities ranging from 22 to 36 years for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS collateralized by student loans, including auctions for ARS held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of June 30, 2010 the ARS were classified as long-term investments.
     The fair value of the ARS as of June 30, 2010 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.
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
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Other commercial borrowers that have obtained loans from other banks in five states have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and the likely progress of those matters still pending is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
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
Item 1A. Risk Factors
     There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended June 30, 2010, other than the risk factor set forth below.
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

M & F Worldwide Corp. and Subsidiaries
     Similarly, countries outside the United States have rules restricting the use of various ingredients in tobacco products. During 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the “FCTC”). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the European Union, have become parties to the FCTC. The governing body of the FCTC has adopted several guidelines that provide non-binding recommendations supplementing specific articles of the treaty. The FCTC working group on product regulation is developing guidelines that may recommend banning or limiting ingredients in order to reduce the appeal of cigarettes. The European Commission and individual governments are also considering additional regulations limiting or banning various cigarette ingredients. Future regulations may be influenced by the FCTC’s guidelines.
     In October 2009, the Canadian federal government adopted a law that banned virtually all flavor ingredients in cigarettes and little cigars. Certain tobacco-related businesses have contended that the Canadian law effectively bans the sale in Canada of traditional American blend cigarettes containing licorice extract.
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
Item 3. Defaults Upon Senior Securities
     There was no event of default upon senior securities during the three months ended June 30, 2010.
Item 4. Removed and Reserved
Item 5. Other Information
     No additional information need be presented.

M & F Worldwide Corp. and Subsidiaries
Item 6. Exhibits

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 5, 2010.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 5, 2010.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: August 5, 2010	By:	/s/ Paul G. Savas
Paul G. Savas
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2010	By:	/s/ Alison M. Horowitz
Alison M. Horowitz
Vice President, Treasurer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 5, 2010.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 5, 2010.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.