Form 10-Q
period 2010-09-30
M & F WORLDWIDE CORP
filed 2010-11-04
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
As of September 30, 2010, there were 19,333,931 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 1,012,666 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304.1	$133.7
Accounts receivable (net of allowances of $3.1 and $3.3)	149.2	133.1
Investments in marketable securities	—	24.6
Inventories	136.0	139.4
Income taxes receivable	1.6	12.2
Deferred tax assets	21.2	22.4
Prepaid expenses and other current assets	76.8	78.1

Total current assets	688.9	543.5
Property, plant and equipment	401.0	389.9
Less accumulated depreciation	(245.8)	(214.3)

Property, plant and equipment, net	155.2	175.6
Goodwill	1,545.6	1,517.3
Other intangible assets, net	1,225.6	1,297.9
Pension asset	10.1	10.5
Contract acquisition payments, net	30.0	28.6
Investments in auction-rate securities	9.3	29.4
Other assets	85.7	83.2

Total assets	$3,750.4	$3,686.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38.1	$41.0
Deferred revenues	120.1	116.1
Short-term debt	6.9	22.2
Current maturities of long-term debt	19.4	24.5
Accrued liabilities:
Salaries, wages and employee benefits	76.8	56.7
Income and other taxes payable	13.8	15.5
Customer incentives	32.0	23.5
Other current liabilities	36.0	34.6

Total current liabilities	343.1	334.1
Long-term debt	2,244.1	2,269.5
Deferred tax liabilities	446.7	462.6
Other liabilities	110.3	105.8
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at September 30, 2010 and December 31, 2009	0.2	0.2
Additional paid-in capital	76.0	75.4
Treasury stock at cost; 4,541,900 shares at September 30, 2010 and December 31, 2009	(106.6)	(106.6)
Retained earnings	650.3	556.7
Accumulated other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	3.8	6.5
Funded status of benefit plans	(6.1)	(10.5)
Derivative fair-value adjustments	(13.6)	(8.6)
Unrealized gains on investments, net	2.2	0.9

Total accumulated other comprehensive loss, net of taxes	(13.7)	(11.7)

Total stockholders’ equity	606.2	514.0

Total liabilities and stockholders’ equity	$3,750.4	$3,686.0

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product revenues, net	$353.8	$378.7	$1,099.4	$1,143.4
Service revenues, net	86.1	72.0	249.0	223.5

Total net revenues	439.9	450.7	1,348.4	1,366.9
Cost of products sold	210.6	222.3	648.9	682.6
Cost of services provided	46.2	36.3	131.0	114.3

Total cost of revenues	256.8	258.6	779.9	796.9

Gross profit	183.1	192.1	568.5	570.0
Selling, general and administrative expenses	102.6	96.0	309.7	310.9
Asset impairment charges	1.9	0.2	2.5	0.2
Restructuring costs	5.0	4.3	15.2	29.0

Operating income	73.6	91.6	241.1	229.9
Interest income	0.1	0.3	0.7	1.2
Interest expense	(28.1)	(33.2)	(89.5)	(108.0)
Gain on early extinguishment of debt	—	0.5	—	62.0
Other (expense) income, net	(0.1)	(0.1)	(0.3)	0.7

Income before income taxes	45.5	59.1	152.0	185.8
Provision for income taxes	15.3	22.6	58.4	68.9

Net income	$30.2	$36.5	$93.6	$116.9

Earnings per common share:
Basic	$1.57	$1.89	$4.84	$6.05

Diluted	$1.55	$1.88	$4.81	$6.02

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$93.6	$116.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38.3	44.9
Amortization of intangible assets	81.6	77.2
Amortization of deferred financing fees	5.5	5.4
Gain on early extinguishment of debt	—	(62.0)
Deferred income taxes	(17.8)	0.6
Restricted stock amortization	0.6	1.0
Asset impairments	2.5	0.2
Realized and unrealized losses on marketable securities	0.4	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(12.4)	1.3
Inventories	2.6	(12.5)
Prepaid expenses and other assets	(3.7)	(13.1)
Pension asset	0.4	(0.1)
Contract acquisition payments, net	(1.3)	4.8
Accounts payable and accrued liabilities	22.4	(24.6)
Deferred revenues	4.8	10.8
Income and other taxes	2.0	15.0
Other, net	3.6	5.3

Net cash provided by operating activities	223.1	171.1
Investing activities
Purchase of Spectrum K12, net of cash acquired	(28.6)	—
Net repayments of related party notes receivable	3.0	5.2
Proceeds from sale of property, plant and equipment	2.5	0.5
Proceeds from sale and redemption of marketable securities	44.4	—
Capital expenditures	(24.3)	(32.3)
Capitalized interest	(0.1)	(0.2)
Other, net	(2.8)	(3.2)

Net cash used in investing activities	(5.9)	(30.0)
Financing activities
Redemption of notes	—	(50.6)
Repayments of short-term debt	(15.3)	—
Repayments of credit agreements and other borrowings	(30.8)	(21.9)
Other, net	(0.6)	(0.6)

Net cash used in financing activities	(46.7)	(73.1)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1

Net increase in cash and cash equivalents	170.4	68.1
Cash and cash equivalents at beginning of period	133.7	102.2

Cash and cash equivalents at end of period	$304.1	$170.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$77.1	$104.6
Income taxes, net of refunds	73.5	56.7
See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)
1. Description of Business and Basis of Presentation
     M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”) and Mafco Worldwide Corporation (“Mafco Worldwide”). At September 30, 2010, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.
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
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. The acquisition-date aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the revenue targets are met (see Note 3).
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
     On July 21, 2010, Scantron Corporation, a wholly owned subsidiary of Harland Clarke Holdings, acquired Spectrum K12 School Solutions, Inc. (“Spectrum K12”). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 in cash, net of cash acquired and working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0, which resulted in total consideration of $32.7. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 (see Note 3).
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
     Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company, and has no independent assets at September 30, 2010, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are not significant.
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
Reclassifications
     Certain amounts in previously issued financial statements have been reclassified to conform with the presentation of the consolidated statements of income for the third quarter of 2010. These reclassifications had no effect on previously reported net income.
     Specifically, certain revenues for the Harland Clarke segment previously reported as product revenues, net along with related cost of products sold were reclassified to service revenues, net and cost of services provided to enable comparability with the presentation of the consolidated statements of income for the third quarter of 2010. Reclassifications for product revenues, net and service revenues, net were also made in Note 7 for the Harland Clarke segment.
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
3. Acquisitions
Acquisition of Spectrum K12
     On July 21, 2010, Scantron acquired 100% of the equity interests of Spectrum K12 for $28.6 in cash, net of cash acquired and working capital adjustments. In addition, the Company recorded the fair value of contingent consideration, as described below, of $4.0, which resulted in total consideration of $32.7. Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s solutions complement Scantron’s solutions for educational assessments, content and data management. The transaction was accounted for as a business combination and Spectrum K12’s results of operations have been included in the Company’s operations since the date of its acquisition.
     The preliminary allocation of purchase price resulted in identified intangible assets of $6.6 and goodwill of $29.4. The goodwill arises because the total consideration for Spectrum K12, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $1.5 is expected to be deductible for income tax purposes. The Company financed the Spectrum K12 acquisition and related fees and expenses with cash on hand at Harland Clarke Holdings. Acquisition-related fees and expenses were not material.
     The contingent consideration arrangement provides for cash payments of up to a maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to $5.0 to eligible employees will be considered incentive compensation and will be recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of September 30, 2010, the amount recognized for the contingent consideration liability and the assumptions used to develop the estimates had not changed.
     The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.9 was reflected as a reduction of revenues for the period July 22, 2010 to September 30, 2010).
     The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.

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
     The pro forma effects for these acquisitions on the consolidated results of operations were not material.
4. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Finished goods	$30.2	$36.0
Work-in-process	8.9	11.3
Raw materials	96.9	92.1

	$136.0	$139.4

5. Assets Held For Sale
     At September 30, 2010, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
     During the first quarter of 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During the second quarter of 2010, non-cash impairment charges of $0.6 were recorded to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.
     Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	September 30,	December 31,
	2010	2009
Land	$1.6	$1.4
Buildings and improvements	2.1	3.5

	$3.7	$4.9

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill by business segment for the nine months ended September 30, 2010 is as follows:

		Harland
	Harland	Financial		Licorice
	Clarke	Solutions	Scantron	Products	Total
Balance as of December 31, 2009	$779.4	$425.2	$268.6	$44.1	$1,517.3
Spectrum K12 acquisition	—	—	29.4	—	29.4
Effect of exchange rate changes	—	(0.3)	—	(0.8)	(1.1)

Balance as of September 30, 2010	$779.4	$424.9	$298.0	$43.3	$1,545.6

     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	September 30,	December 31,	September 30,	December 31,
	(in years)	2010	2009	2010	2009
Amortized intangible assets:
Customer relationships	3-20	$1,238.2	$1,234.6	$328.2	$261.5
Trademarks and tradenames	2-25	154.7	154.5	10.1	3.4
Software and other	2-10	70.5	65.1	35.0	28.2
Patents and patents pending	3-20	20.0	20.0	5.2	4.0

		1,483.4	1,474.2	378.5	297.1

Indefinite-lived intangible assets:
Product formulations		109.7	109.8	—	—
Trademarks and tradenames		11.0	11.0	—	—

Total other intangible assets		$1,604.1	$1,595.0	$378.5	$297.1

     Amortization expense was $27.3 and $81.6 for the three and nine months ended September 30, 2010, respectively, and $25.8 and $77.2 for the three and nine months ended September 30, 2009, respectively.
     The weighted average amortization period for all amortizable intangible assets recorded in connection with the Spectrum K12 acquisition was 7.5 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the Spectrum K12 acquisition was as follows: customer relationships – 9.0 years, trademarks and tradenames – 3.0 years and software – 5.8 years.
     Estimated aggregate amortization expense for intangible assets through December 31, 2014 is as follows:

Three months ending December 31, 2010	$27.5
Year ending December 31, 2011	104.2
Year ending December 31, 2012	96.8
Year ending December 31, 2013	85.3
Year ending December 31, 2014	78.2

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
7. Business Segment Information
     The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:
•	Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers as well as consumers and small businesses. This segment operates primarily in the United States and Puerto Rico.
•	Harland Financial Solutions segment — Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel and Ireland.
•	Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates in the United States and Canada.
•	Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.
     Selected summarized financial information for the three months ended September 30, 2010 and 2009 is as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke(1)	Solutions	Scantron(2)	Products	Other	Total
Product revenues, net:
Three months ended September 30, 2010	$277.1	$17.4	$30.9	$28.4	$—	$353.8
Three months ended September 30, 2009	303.1	17.1	33.5	25.0	—	378.7
Service revenues, net:
Three months ended September 30, 2010	$12.8	$53.5	$19.8	$—	$—	$86.1
Three months ended September 30, 2009	1.9	50.8	19.3	—	—	72.0
Intersegment revenues:
Three months ended September 30, 2010	$—	$—	$2.6	$—	$(2.6)	$—
Three months ended September 30, 2009	—	—	0.1	—	(0.1)	—
Operating income (loss): (3)
Three months ended September 30, 2010	$51.0	$13.8	$7.9	$7.2	$(6.3)	$73.6
Three months ended September 30, 2009	69.4	9.5	11.1	8.0	(6.4)	91.6
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended September 30, 2010	$25.0	$7.1	$6.6	$0.5	$—	$39.2
Three months ended September 30, 2009	26.8	6.5	6.4	0.4	—	40.1
Capital expenditures (excluding capital leases):
Three months ended September 30, 2010	$5.7	$1.6	$1.3	$0.3	$—	$8.9
Three months ended September 30, 2009	5.3	1.3	1.4	0.7	—	8.7

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Selected summarized financial information for the nine months ended September 30, 2010 and 2009 is as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke(1)	Solutions	Scantron(2)	Products	Other	Total
Product revenues, net:
Nine months ended September 30, 2010	$877.6	$51.2	$87.0	$83.6	$—	$1,099.4
Nine months ended September 30, 2009	921.0	52.4	93.8	76.2	—	1,143.4
Service revenues, net:
Nine months ended September 30, 2010	$29.2	$159.1	$60.7	$—	$—	$249.0
Nine months ended September 30, 2009	5.4	154.4	63.7	—	—	223.5
Intersegment revenues:
Nine months ended September 30, 2010	$0.1	$—	$5.8	$—	$(5.9)	$—
Nine months ended September 30, 2009	—	—	0.5	—	(0.5)	—
Operating income (loss): (3)
Nine months ended September 30, 2010	$182.9	$36.6	$19.0	$21.3	$(18.7)	$241.1
Nine months ended September 30, 2009	172.6	28.1	24.6	24.3	(19.7)	229.9
Depreciation and amortization (excluding amortization of deferred financing fees):
Nine months ended September 30, 2010	$77.7	$21.3	$19.5	$1.4	$—	$119.9
Nine months ended September 30, 2009	81.5	20.0	19.3	1.3	—	122.1
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2010	$15.5	$3.9	$3.8	$1.1	$—	$24.3
Nine months ended September 30, 2009	21.7	3.4	5.9	1.3	—	32.3

(1)	Includes results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.

(2)	Includes results of the acquired Spectrum K12 business from the date of acquisition.

(3)	Includes restructuring costs of $5.0 and $4.3 for the three months ended September 30, 2010 and 2009, respectively, and $15.2 and $29.0 for the nine months ended September 30, 2010 and 2009, respectively (see Note 18).
8. Comprehensive Income
     Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$30.2	$36.5	$93.6	$116.9
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $ —, $—, $0.2 and $ —	4.5	2.0	(2.7)	2.7
Derivative fair value adjustments, net of taxes of $2.3, $0.3, $3.2 and $3.7	(3.6)	(0.3)	(5.0)	5.6
Unrealized gains on investments, net of taxes of $0.7, $0.7, $0.8 and $1.3	1.2	0.9	1.3	2.1
Unrecognized amounts included in pension and postretirement obligations, net of taxes of $2.7, $—, $2.7 and $—	4.4	0.1	4.4	0.1

Comprehensive income	$36.7	$39.2	$91.6	$127.4

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
9. Earnings Per Share
     The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	19.3	19.3	19.3	19.3
Diluted weighted average common shares outstanding	19.5	19.4	19.4	19.3
     Common equivalent shares consisting of directors’ stock units are included in the diluted earnings per share calculations.
10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2007 through 2009 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
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
     The components of net periodic pension expense for Mafco Worldwide’s pension plans consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$0.1	$0.1	$0.4	$0.3
Interest cost	0.2	0.2	0.7	0.7
Expected return on plan assets	(0.2)	(0.4)	(0.8)	(1.2)
Net amortization	0.3	0.2	0.8	0.7

Net periodic pension expense	$0.4	$0.1	$1.1	$0.5

Harland Clarke Holdings
     Harland Clarke Holdings sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, Harland Clarke Holdings contributes a portion of the cost of the medical plan. For all other retirees, Harland Clarke Holdings’ intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.
     During the three months ended September 30, 2010, Harland Clarke Holdings amended the medical plan for benefits to be provided after December 31, 2010 for retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000. As a result of these amendments, Harland Clarke Holdings remeasured its accumulated postretirement benefit obligation, “APBO,” as of September 30, 2010. The remeasurement resulted in a $7.0 decrease in the APBO and the offsetting amount was recorded in other comprehensive income. The remeasurement at September 30, 2010 reflected a new discount rate of 5.00%. Harland Clarke Holdings estimates that net postretirement benefit expense will total $0.1 in the fourth quarter of 2010.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Net periodic postretirement benefit expense for the Harland Clarke Holdings postretirement benefit plans is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest cost	$0.3	$0.3	$0.8	$0.8
Net amortization	—	—	—	—

Net postretirement benefit expense	$0.3	$0.3	$0.8	$0.8

12. Short-Term Debt
     On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provided for a loan in the amount of $27.2. The loan is secured by M & F Worldwide’s investments in auction-rate securities. The Secured Loan Agreement was amended in June 2010 to extend the maturity date from June 11, 2010 to June 10, 2011. The interest rate continues to be the federal funds rate plus 2.25%. M & F Worldwide may prepay the loan prior to maturity in minimum amounts of $1.0 without penalty. M & F Worldwide is required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During the nine months ended September 30, 2010, M & F Worldwide paid $15.3 of the principal in connection with the sale and redemption of certain securities with a face value of $21.8. The loan agreement also provides for customary events of default, including, but not limited to, non-payment of amounts when due, material inaccuracy of representations and warranties, bankruptcy and other insolvency events. The outstanding balance was $6.9 and $22.2 at September 30, 2010 and December 31, 2009, respectively.
13. Long-Term Debt

	September 30,	December 31,
	2010	2009
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,741.5	$1,755.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	206.8	206.8
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Mafco Worldwide $125.0 Senior Secured Credit Facilities	39.2	55.2
Capital lease obligations and other indebtedness	4.7	5.7

	2,263.5	2,294.0
Less: current maturities	(19.4)	(24.5)

Long-term debt, net of current maturities	$2,244.1	$2,269.5

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at September 30, 2010. As of September 30, 2010, there were no outstanding borrowings under the Revolver and there was $91.6 available for borrowing (giving effect to the issuance of $8.4 of letters of credit).
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
     The Credit Agreement has a commitment fee for the unused portion of the Revolver and for issued letters of credit of 0.50% and 2.52%, respectively. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratios.
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
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Harland Clarke Holdings Senior Notes due 2015
     On May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at September 30, 2010. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Gain on Early Extinguishment of Debt
     Of the $136.9 principal amount of debt extinguished in 2009, $116.2 was extinguished during the nine months ended September 30, 2009 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $50.6, resulting in a gain of $62.0 after the write-off of $3.6 of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the nine months ended September 30, 2010.
Mafco Worldwide $125.0 Senior Secured Credit Facilities
     On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities. The Mafco Worldwide credit facilities consist of a $110.0 term loan which was drawn on December 8, 2005 and matures in December 2011 and a $15.0 revolving credit facility that matures in December 2010. The indebtedness under the Mafco Worldwide credit facilities is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Worldwide credit facilities and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Worldwide credit facilities bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin of 2.25% in the case of revolving loans or 2.00% in the case of term loans, or an alternative base rate, plus an applicable margin of 1.25% in the case of revolving loans or 1.00% in the case of term loans. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 2.3% at September 30, 2010.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The Mafco Worldwide term loan is repayable in quarterly installments of up to approximately $0.2. Due to repayments made in 2007, there were no quarterly installment requirements in 2009. Due to prepayments of $11.0 in March 2010, no quarterly installment payments are required in 2010. However, $5.0 in prepayments were made in the third quarter of 2010. In addition, the Mafco Worldwide term loan facility requires that a portion of Mafco Worldwide’s excess cash flow be applied to prepay amounts borrowed under that facility. No excess cash flow payment is required to be paid in 2010 related to fiscal year 2009. In March 2009, Mafco Worldwide made a $6.5 excess cash flow payment related to fiscal year 2008. As of September 30, 2010, there were no borrowings under the Mafco Worldwide revolving credit facility and $15.0 was available for borrowing. There were no letters of credit issued by Mafco Worldwide as of September 30, 2010.
Capital Lease Obligations and Other Indebtedness
     Subsidiaries of the Company have outstanding capital lease obligations and other indebtedness with principal balances totaling $4.7 and $5.7 at September 30, 2010 and December 31, 2009, respectively. These obligations have imputed interest rates ranging from 5.6% to 9.6% and have required payments, including interest, of $0.3 remaining in 2010, $1.6 in 2011, $1.2 in 2012, $1.1 in 2013 and $0.9 in 2014. During the nine months ended September 30, 2010 and 2009, a subsidiary of Harland Clarke Holdings entered into capital leases and other indebtedness totaling $0.3 and $5.1, respectively, and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.
     Mafco Worldwide’s French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.0 at September 30, 2010) for working capital purposes. The subsidiary had no borrowings at September 30, 2010 and December 31, 2009.
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
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		September 30,	December 31,
Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	2010	2009
Interest rate swaps	Other current liabilities	$—	$6.3
	Other liabilities	22.3	7.9
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk.
     These derivative instruments had no ineffective portions during the three and nine months ended September 30, 2010 and 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Loss Reclassified from
Accumulated Other
	Loss Recognized in Other				Comprehensive Loss into Interest
	Comprehensive Income				Expense
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
Derivatives Designated as Cash Flow Hedging Instruments:	2010	2009	2010	2009	2010	2009	2010	2009
Interest rate swaps	$9.3	$8.3	$24.1	$15.8	$3.5	$7.7	$16.0	$25.2
     The Company expects to reclassify approximately $14.9 into net income as additional interest expense during the twelve months ending September 30, 2011.
     The following presents the balances and net changes in accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Nine Months Ended
	September 30,
Balances and Net Changes:	2010	2009
Balance at beginning of period	$8.6	$16.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $6.3 and $9.8	(9.7)	(15.4)
Net change in fair value of interest rate swaps, net of taxes of $9.4 and $6.0	14.7	9.8

Balance at end of period	$13.6	$11.0

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Recurring Fair Value Measurements
     As of September 30, 2010, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. Marketable securities consist of corporate equity securities, auction-rate securities (“ARS”) and United States treasury securities. The marketable securities are included in investments in marketable securities, investments in auction-rate securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company also has contingent consideration liabilities related to the Spectrum K12 and SubscriberMail acquisitions, which are subject to valuation on a recurring basis and are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of September 30, 2010 and December 31, 2009 are as follows:

	Balance at
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
ARS	$9.3	$—	$—	$9.3
Corporate equity securities	4.0	4.0	—	—
Liability for interest rate swaps	22.3	—	22.3	—
Liability for contingent consideration related to business combinations	6.0	—	—	6.0

	Balance at
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
ARS	$29.4	$—	$—	$29.4
United States treasury securities	24.6	24.6	—	—
Corporate equity securities	1.9	1.9	—	—
Liability for interest rate swaps	14.2	—	14.2	—
Liability for contingent consideration related to business combinations	1.8	—	—	1.8
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk. Fair value of corporate equity securities and United States treasury securities are based on quoted market prices. Fair value of the liability for contingent consideration related to business combinations is estimated utilizing a discounted cash flow analysis. The analysis considers, among other things, estimates of future revenues and the timing of expected future contingent consideration payments. The liability for contingent consideration that is considered to be incentive compensation is recorded as compensation expense as earned.
     The following table presents the Company’s liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
Balance at beginning of period	$1.7	$1.8
Transfers to Level 3	—	—
Spectrum K12 acquisition	4.0	4.0
Compensation expense recorded in selling, general and administrative expenses	0.2	0.2
Loss recorded in selling, general and administrative expenses	0.1	—

Balance at end of period	$6.0	$6.0

     The fair value of the ARS as of September 30, 2010 and December 31, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future principal and interest payments as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. Since the fourth quarter of 2009, the Company has recorded any fluctuations in fair value related to these securities in earnings.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The following table presents the Company’s marketable securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$14.8	$34.7	$29.4	$33.6
Transfers to Level 3	—	—	—	—
Unrealized gain recorded in accumulated other comprehensive loss	—	0.1	—	1.2
Realized loss recorded in other (expense) income, net	(0.1)	—	(0.4)	—
Sale and redemption of securities	(5.4)	—	(19.7)	—

Balance at end of period	$9.3	$34.8	$9.3	$34.8

Fair Value of Financial Instruments
     Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.
     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, short-term debt and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at September 30, 2010 and December 31, 2009 was approximately $2,002.7 and $1,966.1, respectively. The carrying value of long-term debt at September 30, 2010 and December 31, 2009 was $2,263.5 and $2,294.0, respectively.
16. Marketable Securities
     The Company’s marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Balance at September 30, 2010:
ARS	$9.3	$—	$—	$9.3
Corporate equity securities	0.3	3.8	(0.1)	4.0

Total marketable securities	$9.6	$3.8	$(0.1)	$13.3

Balance at December 31, 2009:
ARS	$29.4	$—	$—	$29.4
United States treasury securities	24.6	—	—	24.6
Corporate equity securities	0.3	1.7	(0.1)	1.9

Total marketable securities	$54.3	$1.7	$(0.1)	$55.9

     The United States treasury securities mature in 2012. During the second quarter of 2010, the Company sold its investment in United States treasury securities for $24.7 in cash and recognized a gain of $0.1.
     The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). The ARS are securities with long-term maturities ranging between 22 and 35 years for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS have been highly liquid. Beginning in 2008, there was insufficient demand at auction for ARS collateralized by student loans, including auctions for ARS held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS develop.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2010 and December 31, 2009, the ARS were classified as long-term investments. During the nine months ended September 30, 2010, the Company sold ARS with a face value of $19.1 for total proceeds of $17.0. Also, ARS issues were redeemed by the issuers at par value of $2.7 in June 2010.
     The following presents the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
At September 30, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1

At December 31, 2009:
Corporate equity securities	$—	$—	$0.1	$0.1
     The Company has determined that the gross unrealized losses on its corporate equity securities at September 30, 2010 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at September 30, 2010.
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
     Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary and its successors have pursued litigation against the insurers providing this coverage in order to confirm its availability and obtain its benefits. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of September 30, 2010, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.
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
     The Company expensed $2.3 and $4.7 for severance and severance-related costs and $1.9 and $2.8 for facilities closures and other costs during the three and nine months ended September 30, 2010, respectively, and expensed $1.7 and $17.0 for severance and severance-related costs and $1.7 and $4.8 for facilities closures and other costs during the three and nine months ended September 30, 2009, respectively. The Company expects to incur in future periods an additional $6.8 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
     The following table details the components of the Company’s restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the nine months ended September 30, 2010 and 2009:

	Beginning		Paid in	Non-Cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Nine Months Ended September 30, 2010:
Severance and severance-related	$2.5	$4.7	$(4.1)	$—	$3.1
Facilities closures and other costs	2.5	2.8	(1.5)	(2.0)	1.8

Total	$5.0	$7.5	$(5.6)	$(2.0)	$4.9

Nine Months Ended September 30, 2009:
Severance and severance-related	$7.4	$17.0	$(19.1)	$—	$5.3
Facilities closures and other costs	2.3	4.8	(1.8)	(4.0)	1.3

Total	$9.7	$21.8	$(20.9)	$(4.0)	$6.6

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
     The Company expensed $0.1 and $0.5 for severance and severance-related costs and $0.1 and $0.1 for facilities and other costs during the three and nine months ended September 30, 2010, respectively, and expensed $0.9 and $3.1 for severance and severance-related costs and $0.0 and $1.0 for facilities and other costs during the three and nine months ended September 30, 2009, respectively. The Company currently does not expect to incur significant additional costs related to these plans, which are subject to further refinement as the reorganization progresses.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the nine months ended September 30, 2010 and 2009:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Nine months ended September 30, 2010:
Severance and severance-related	$1.0	$0.5	$(1.2)	$0.3
Facilities and other costs	0.1	0.1	(0.1)	0.1

Total	$1.1	$0.6	$(1.3)	$0.4

Nine months ended September 30, 2009:
Severance and severance-related	$1.4	$3.1	$(3.0)	$1.5
Facilities and other costs	0.7	1.0	(0.8)	0.9

Total	$2.1	$4.1	$(3.8)	$2.4

Scantron
     As a result of an acquisition, the Company adopted plans to restructure the Scantron segment in 2008. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the acquisition as of March 31, 2009 and expensed $0.0 and $2.8 for severance and severance-related costs and $0.0 and $0.3 for facilities and other costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three and nine months ended September 30, 2009, respectively.
     The Company expensed $0.5 and $2.5 for severance and severance-related costs and $0.1 and $4.6 for facilities and other costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three and nine months ended September 30, 2010, respectively. Ongoing lease commitments related to these plans continue through 2013.
     The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the nine months ended September 30, 2010 and 2009:

	Beginning		Paid in	Non-Cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Nine months ended September 30, 2010:
Severance and severance-related	$0.5	$2.5	$(2.6)	$—	$0.4
Facilities and other costs	—	4.6	(0.7)	0.2	4.1

Total	$0.5	$7.1	$(3.3)	$0.2	$4.5

Nine months ended September 30, 2009:
Severance and severance-related	$1.0	$2.8	$(2.9)	$(0.1)	$0.8
Facilities and other costs	—	0.3	—	(0.3)	—

Total	$1.0	$3.1	$(2.9)	$(0.4)	$0.8

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
     The Management Services Agreement will terminate on December 31, 2011, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company.
Restricted Stock
     On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s Board of Directors and is the sole shareholder of Holdings. The Restricted Stock vested in equal installments on each of the first three anniversaries of the issuance date. The Company recorded non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The Company expensed $0.0 and $0.6 related to the Restricted Stock in the three and nine months ended September 30, 2010, respectively, and $0.3 and $1.0 related to the Restricted Stock in the three and nine months ended September 30, 2009, respectively.
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
     The outstanding balances on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During the nine months ended September 30, 2010, the Company received $3.0 in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $4.0 and $0.0, respectively, at September 30, 2010. Interest income of $0.1 and $0.3 was recorded during the three and nine months ended September 30, 2010, respectively. Interest income of $0.2 and $0.7 was recorded during the three and nine months ended September 30, 2009, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Other
     The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $0.3 through June 2011 at an interest rate of 7.5%.
     At September 30, 2010, the Company recorded prepaid expenses and other assets of $1.1 and $0.5, respectively, and other current liabilities of $0.3 relating to the directors and officers insurance programs and financing arrangements. At December 31, 2009, the Company recorded prepaid expenses and other assets of $1.2 and $0.8 and other current liabilities and other liabilities of $0.7 and $0.2, respectively, relating to the directors and officers insurance program and financing arrangements. The Company paid $0.6 and $0.6 to Holdings during the nine months ended September 30, 2010 and 2009, respectively, under the insurance programs, including amounts due under the financing arrangements.

M & F Worldwide Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
The Spectrum K12 School Solutions, Inc. Acquisition
     On July 21, 2010, Scantron Corporation, a wholly owned subsidiary of Harland Clarke Holdings, acquired Spectrum K12 School Solutions, Inc. (“Spectrum K12”). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total consideration of $32.7 million. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

M & F Worldwide Corp. and Subsidiaries
The SubscriberMail and Protocol IMS Acquisitions
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. The acquisition-date aggregate consideration of $13.1 million for these transactions includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 million if the revenue targets are met. The Protocol IMS and SubscriberMail acquisitions are collectively referred to as the “2009 Acquisitions.”
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
     While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent quarters, Harland Clarke had experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.
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

M & F Worldwide Corp. and Subsidiaries
Harland Financial Solutions
     Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services, which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation and National Credit Union Association or due to recently enacted federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
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
     Providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several large and diversified financial technology providers, including, among others, Fidelity National Information Services, Inc., Fiserv, Inc., Jack Henry & Associates, Inc., Open Solutions Inc., Computer Services Inc. and many regional providers. Many multi-national and international providers of technological solutions to financial institutions also compete with Harland Financial Solutions both domestically and internationally, including Temenos Group AG, Misys plc, Infosys Technologies Limited, Tata Consultancy and Oracle Financial Services. There are also many other competitors that offer one or more specialized products or services that compete with products and services offered by Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.
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
     Similarly, countries outside the United States have rules restricting the use of various ingredients in tobacco products. During 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the ‘‘FCTC’’). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the European Union, have become parties to the FCTC. The governing body of the FCTC has adopted several guidelines that provide non-binding recommendations supplementing specific articles of the treaty. The FCTC working group on product regulation is developing guidelines that may recommend banning or limiting ingredients in order to reduce the appeal of cigarettes. The European Commission and individual governments are also considering additional regulations limiting or banning various cigarette ingredients. Future regulations may be influenced by the FCTC’s guidelines.
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

M & F Worldwide Corp. and Subsidiaries
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
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     The operating results for the three months ended September 30, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Spectrum K12 business from its date of acquisition.
Net Revenues:

	Three Months Ended September 30,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$289.9	$305.0
Harland Financial Solutions segment	70.9	67.9
Scantron segment	53.3	52.9
Licorice Products segment	28.4	25.0
Eliminations	(2.6)	(0.1)

Total	$439.9	$450.7

     Net revenues decreased by $10.8 million, or 2.4%, to $439.9 million in the 2010 period from $450.7 million in the 2009 period.
     Net revenues for the Harland Clarke segment decreased by $15.1 million, or 5.0%, to $289.9 million in the 2010 period from $305.0 million in the 2009 period. The decrease was primarily due to volume declines in check and related products, the loss of a client and a decrease in revenues per unit, partially offset by revenues from the businesses acquired in the 2009 Acquisitions and the addition of new clients. Revenues from new client additions more than offset lost revenues from client losses. Net revenues in the 2010 period included charges of $0.1 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
     Net revenues for the Harland Financial Solutions segment increased by $3.0 million, or 4.4%, to $70.9 million in the 2010 period from $67.9 million in the 2009 period. Increases in maintenance, outsourced host processing, term license and other license revenues were partially offset by a decrease in hardware sales.
     Net revenues for the Scantron segment increased by $0.4 million, or 0.8%, to $53.3 million in the 2010 period from $52.9 million in the 2009 period. The increase was primarily due to increased revenues from services for the education market, sales of a newly introduced solution that assists financial institutions with the implementation of recent changes to federal regulations regarding overdraft services provided to financial institution customers and the Spectrum K12 acquisition. These increases were partially offset by declines in hardware, service maintenance and forms revenues. Net revenues in the 2010 period included charges of $0.9 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Spectrum K12 acquisition.

M & F Worldwide Corp. and Subsidiaries
     Net revenues for the Licorice Products segment increased by $3.4 million, or 13.6%, to $28.4 million in the 2010 period from $25.0 million in the 2009 period. Sales of licorice extract to the worldwide tobacco industry increased by $2.0 million, primarily due to the timing of shipments during the 2010 period compared to the 2009 period. Certain customers reduced their on-hand inventory of licorice extract in the 2009 period and resumed more normal shipment patterns in the 2010 period. Magnasweet and pure licorice derivative sales increased by $1.0 million primarily due to an increase in shipment volumes to international customers. Sales of licorice extract to non-tobacco customers increased by $0.4 million primarily due to an increase in shipment volumes to confectionary customers partially offset by the unfavorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the stronger dollar in the 2010 period versus the 2009 period.
     Elimination of net revenues increased to $2.6 million in the 2010 period from $0.1 million in the 2009 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These intersegment sales are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Cost of Revenues:

	Three Months Ended September 30,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$181.7	$185.9
Harland Financial Solutions segment	30.9	30.3
Scantron segment	29.2	28.3
Licorice Products segment	17.6	14.2
Eliminations	(2.6)	(0.1)

Total	$256.8	$258.6

     Cost of revenues decreased by $1.8 million, or 0.7%, to $256.8 million in the 2010 period from $258.6 million in the 2009 period.
     Cost of revenues for the Harland Clarke segment decreased by $4.2 million, or 2.3%, to $181.7 million in the 2010 period from $185.9 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, primarily resulting from restructuring activities. Additionally, lower volumes resulted in lower materials, delivery and other variable overhead expenses. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by an increase in amortization expense of $1.4 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.7% in the 2010 period as compared to 61.0% in the 2009 period.
     Cost of revenues for the Harland Financial Solutions segment increased by $0.6 million, or 2.0%, to $30.9 million in the 2010 period from $30.3 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in amortization expense of $0.5 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.6% in the 2010 period as compared to 44.6% in the 2009 period.
     Cost of revenues for the Scantron segment increased by $0.9 million, or 3.2% to $29.2 million in the 2010 period from $28.3 million in the 2009 period. The increase was primarily due to the Spectrum K12 acquisition and an increase in delivery costs related to the Company’s new solution that assists financial institutions with the implementation of recent changes to federal regulations, partially offset by cost reductions primarily resulting from restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 54.8% in the 2010 period as compared to 53.5% in the 2009 period.
     Cost of revenues for the Licorice Products segment increased by $3.4 million, or 23.9%, to $17.6 million in the 2010 period from $14.2 million in the 2009 period. This increase was due to the increase in sales, a change in the mix of products sold and increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 62.0% in the 2010 period as compared to 56.8% in the 2009 period due to the factors mentioned above and lower average revenues per unit.
     Elimination of cost of revenues increased to $2.6 million in the 2010 period from $0.1 million in the 2009 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.

M & F Worldwide Corp. and Subsidiaries
Selling, General and Administrative Expenses:

	Three Months Ended September 30,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$51.1	$46.1
Harland Financial Solutions segment	26.0	27.2
Scantron segment	15.6	13.5
Licorice Products segment	3.6	2.8
Corporate	6.3	6.4

Total	$102.6	$96.0

     Selling, general and administrative expenses increased by $6.6 million, or 6.9%, to $102.6 million in the 2010 period from $96.0 million in the 2009 period.
     Selling, general and administrative expenses for the Harland Clarke segment increased by $5.0 million, or 10.8%, to $51.1 million in the 2010 period from $46.1 million in the 2009 period. The increase was primarily due to the businesses acquired in the 2009 Acquisitions and increases in selling expenses, travel expenses, professional fees, and investments in growth initiatives, partially offset by reductions in advertising expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.6% in the 2010 period as compared to 15.1% in the 2009 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $1.2 million, or 4.4% to $26.0 million in the 2010 period from $27.2 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, declines in general overhead expenses, foreign currency transaction gains and a reduction in compensation expense related to an incentive agreement, partially offset by an increase in selling expenses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $0.3 million and $0.8 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 36.7% in the 2010 period as compared to 40.1% in the 2009 period.
     Selling, general and administrative expenses for the Scantron segment increased by $2.1 million, or 15.6% to $15.6 million in the 2010 period from $13.5 million in the 2009 period. The increase was primarily due to the Spectrum K12 acquisition and increases in management, sales and product development personnel in connection with investments in growth initiatives, partially offset by cost reductions resulting from restructuring activities and a decrease in integration expense. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 29.3% in the 2010 period as compared to 25.5% in the 2009 period.
     Selling, general and administrative expenses for the Licorice Products segment increased by $0.8 million, or 28.6%, to $3.6 million in the 2010 period from $2.8 million in the 2009 period primarily due to lower income earned on Mafco Worldwide’s overfunded pension plan and severance expenses in the 2010 period. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 12.7% in the 2010 period as compared to 11.2% in the 2009 period.
     Corporate selling, general and administrative expenses decreased by $0.1 million, or 1.6%, to $6.3 million in the 2010 period from $6.4 million in the 2009 period primarily due to a decrease in deferred directors’ compensation expense related to a decrease in the price of the Company’s common stock during the 2010 period, partially offset by increases in general overhead expenses.
Asset Impairment Charges
     During the 2010 period, the Company recorded non-cash impairment charges of $1.9 million for the Harland Clarke segment primarily related to the abandonment of a development project. During the 2009 period, the Company recorded non-cash impairment charges of $0.2 million for the Harland Clarke segment related to the abandonment of a development project.

M & F Worldwide Corp. and Subsidiaries
Restructuring Costs
     Harland Clarke Holdings adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on Harland Clarke Holdings’ shared services capabilities and reorganizing certain operations and sales and support functions.
     In the 2010 period, the Company recorded restructuring costs of $4.2 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $0.6 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $3.4 million for the Harland Clarke segment and $0.9 million for the Harland Financial Solutions segment related to these plans.
Interest Income
     Interest income was $0.1 million in the 2010 period as compared to $0.3 million in the 2009 period. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party. See Note 19 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Expense
     Interest expense was $28.1 million in the 2010 period as compared to $33.2 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $1.5 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $0.9 million, resulting in a gain of $0.5 million after the write-off of $0.1 million of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the 2010 period.
Other (Expense) Income, Net
     Other (expense) income, net was an expense of $0.1 million in the 2010 period and the 2009 period due to non-recurring miscellaneous income and expenses.
Provision for Income Taxes
     The Company’s effective tax rate was 33.6% in the 2010 period and 38.2% in the 2009 period. The decrease was primarily due to the effect of the release of a reserve for uncertain tax positions in the 2010 period.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     The operating results for the nine months ended September 30, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Spectrum K12 business from its date of acquisition.
Net Revenues:

	Nine Months Ended September 30,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$906.9	$926.4
Harland Financial Solutions segment	210.3	206.8
Scantron segment	153.5	158.0
Licorice Products segment	83.6	76.2
Eliminations	(5.9)	(0.5)

Total	$1,348.4	$1,366.9

     Net revenues decreased by $18.5 million, or 1.4%, to $1,348.4 million in the 2010 period from $1,366.9 million in the 2009 period.

M & F Worldwide Corp. and Subsidiaries
     Net revenues for the Harland Clarke segment decreased by $19.5 million, or 2.1%, to $906.9 million in the 2010 period from $926.4 million in the 2009 period. The decrease was primarily due to volume declines in check and related products and the loss of a client, partially offset by revenues from the businesses acquired in the 2009 Acquisitions, the addition of new clients, a one-time payment resulting from the loss of a client, and increased revenues per unit. Revenues from new client additions more than offset lost revenues from client losses. Net revenues in the 2010 period included charges of $0.6 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
     Net revenues for the Harland Financial Solutions segment increased by $3.5 million, or 1.7%, to $210.3 million in the 2010 period from $206.8 million in the 2009 period. Increases in term license, maintenance, and outsourced host processing revenues and early termination fees were partially offset by decreases in other license revenues and hardware sales.
     Net revenues for the Scantron segment decreased by $4.5 million, or 2.8%, to $153.5 million in the 2010 period from $158.0 million for the 2009 period. The decrease was primarily due to declines in forms, hardware and service maintenance revenues, partially offset by increases in revenues from services for the education market, sales of a newly introduced solution that assists financial institutions with the implementation of recent changes to federal regulations regarding overdraft services provided to financial institution customers and the Spectrum K12 acquisition. Net revenues in the 2010 period included charges of $0.9 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Spectrum K12 acquisition.
     Net revenues for the Licorice Products segment increased by $7.4 million, or 9.7%, to $83.6 million in the 2010 period from $76.2 million in the 2009 period. Magnasweet and pure licorice derivative sales increased by $3.7 million primarily due to an increase in shipment volumes to international customers. Sales of licorice extract to the worldwide tobacco industry increased $2.0 million in the 2010 period compared to the 2009 period. Certain customers reduced their on-hand inventory of licorice extract during the 2009 period and resumed normal shipment patterns in the 2010 period. Sales of licorice extract to non-tobacco customers increased by $1.7 million primarily due to an increase in shipment volumes to confectionary customers, partially offset by the unfavorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the stronger dollar in the 2010 period versus the 2009 period.
     Elimination of net revenues increased to $5.9 million in the 2010 period from $0.5 million in the 2009 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These intersegment sales are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Cost of Revenues:

	Nine Months Ended September 30,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$557.5	$577.2
Harland Financial Solutions segment	91.5	89.8
Scantron segment	84.8	87.8
Licorice Products segment	52.0	42.6
Eliminations	(5.9)	(0.5)

Total	$779.9	$796.9

     Cost of revenues decreased by $17.0 million, or 2.1%, to $779.9 million in the 2010 period from $796.9 million in the 2009 period.
     Cost of revenues for the Harland Clarke segment decreased by $19.7 million, or 3.4%, to $557.5 million in the 2010 period from $577.2 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, primarily resulting from restructuring activities. Additionally, lower volumes resulted in lower materials, delivery, and other variable overhead expenses. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by an increase in amortization expense of $4.2 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.5% in the 2010 period as compared to 62.3% in the 2009 period.

M & F Worldwide Corp. and Subsidiaries
     Cost of revenues for the Harland Financial Solutions segment increased by $1.7 million, or 1.9%, to $91.5 million in the 2010 period from $89.8 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in amortization expense of $1.5 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.5% in the 2010 period as compared to 43.4% in the 2009 period.
     Cost of revenues for the Scantron segment decreased by $3.0 million, or 3.4% to $84.8 million in the 2010 period from $87.8 million in the 2009 period. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities, partially offset by the Spectrum K12 acquisition and an increase in delivery costs related to the Company’s new solution that assists financial institutions with the implementation of recent changes to federal regulations. Cost of revenues as a percentage of revenues for the Scantron segment was 55.2% in the 2010 period as compared to 55.6% in the 2009 period.
     Cost of revenues for the Licorice Products segment increased by $9.4 million, or 22.1%, to $52.0 million in the 2010 period from $42.6 million in the 2009 period. This increase was due to the increase in sales, a change in the mix of products sold and increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 62.2% in the 2010 period as compared to 55.9% in the 2009 period due to the factors mentioned above and lower average revenues per unit.
     Elimination of cost of revenues increased to $5.9 million in the 2010 period from $0.5 million in the 2009 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$156.5	$154.6
Harland Financial Solutions segment	81.6	84.8
Scantron segment	42.6	42.5
Licorice Products segment	10.3	9.3
Corporate	18.7	19.7

Total	$309.7	$310.9

     Selling, general and administrative expenses decreased by $1.2 million, or 0.4%, to $309.7 million in the 2010 period from $310.9 million in the 2009 period.
     Selling, general and administrative expenses for the Harland Clarke segment increased by $1.9 million, or 1.2%, to $156.5 million in the 2010 period from $154.6 million in the 2009 period. The increase was primarily due to the businesses acquired in the 2009 Acquisitions, investments in growth initiatives and an increase in travel expenses, partially offset by labor cost reductions resulting from restructuring activities and reductions in selling expenses and advertising expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.3% in the 2010 period as compared to 16.7% in the 2009 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $3.2 million, or 3.8%, to $81.6 million in the 2010 period from $84.8 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, a reduction in compensation expense related to an incentive agreement, and decreases in general overhead expenses and depreciation, partially offset by an increase in selling expenses and an increase in foreign currency transaction losses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $1.1 million and $2.9 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 38.8% in the 2010 period as compared to 41.0% in the 2009 period.
     Selling, general and administrative expenses for the Scantron segment increased by $0.1 million, or 0.2%, to $42.6 million in the 2010 period from $42.5 million in the 2009 period. The increase was primarily due to the Spectrum K12 acquisition and increases in management, sales and product development personnel in connection with investments in growth initiatives, partially offset by cost reductions resulting from restructuring activities and a decrease in integration expense. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 27.8% in the 2010 period as compared to 26.9% in the 2009 period.

M & F Worldwide Corp. and Subsidiaries
     Selling, general and administrative expenses for the Licorice Products segment increased by $1.0 million, or 10.8%, to $10.3 million in the 2010 period from $9.3 million in the 2009 period primarily due to lower income earned on Mafco Worldwide’s overfunded pension plan and severance expenses in the 2010 period. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 12.3% in the 2010 period as compared to 12.2% in the 2009 period.
     Corporate selling, general and administrative expenses decreased by $1.0 million, or 5.1%, to $18.7 million in the 2010 period from $19.7 million in the 2009 period primarily due to a decrease in deferred directors’ compensation expense related to a decrease in the price of the Company’s common stock during the 2010 period, partially offset by increases in general overhead expenses.
Asset Impairment Charges
     During the 2010 period, the Company recorded non-cash impairment charges of $2.5 million for the Harland Clarke segment primarily related to the abandonment of a development project and to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell. During the 2009 period, the Company recorded non-cash impairment charges of $0.2 million for the Harland Clarke segment related to the abandonment of a development project.
Restructuring Costs
     Harland Clarke Holdings adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on Harland Clarke Holdings’ shared services capabilities and reorganizing certain operations and sales and support functions.
     In the 2010 period, the Company recorded restructuring costs of $7.5 million for the Harland Clarke segment, $0.6 million for the Harland Financial Solutions segment and $7.1 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $21.8 million for the Harland Clarke segment, $4.1 million for the Harland Financial Solutions segment and $3.1 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.7 million in the 2010 period as compared to $1.2 million in the 2009 period. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party. See Note 19 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Expense
     Interest expense was $89.5 million in the 2010 period as compared to $108.0 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
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
Other (Expense) Income, Net
     Other (expense) income, net was an expense of $0.3 million in the 2010 period as compared to income of $0.7 in the 2009 period. The expense in the 2010 period was primarily due to a loss on the sale of auction-rate securities (“ARS”). The income in the 2009 period was primarily due to the favorable settlement of a claim pending against the Company related to a previously owned business.
Provision for Income Taxes
     The Company’s effective tax rate was 38.4% in the 2010 period and 37.1% in the 2009 period. The increase was primarily due to a charge in the 2010 period for the change in federal tax law relating to the deductibility of retiree prescription drug subsidies and the release of a reserve for uncertain tax positions in the 2010 period that was less than a similar release in the 2009 period.

M & F Worldwide Corp. and Subsidiaries
Liquidity and Capital Resources
Cash Flow Analysis
     The Company’s net cash provided by operating activities during the nine months ended September 30, 2010 was $223.1 million as compared to $171.1 million during the same period in 2009. The increase in net cash provided by operating activities of $52.0 million was due to favorable changes in working capital and an increase in cash flow from operations. The favorable changes in working capital were primarily due to the timing of payments related to other accrued expenses and prepaid expenses and lower inventory requirements during the nine months ended September 30, 2010 compared to the same period in 2009.
     The Company’s net cash used in investing activities was $5.9 million during the nine months ended September 30, 2010 as compared to $30.0 million during the same period in 2009. The decrease in cash used in investing activities during the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to proceeds of $44.4 million from the sale and redemption of marketable securities and lower capital expenditures, partially offset by $28.6 million expended for the acquisition of Spectrum K12, net of cash acquired and working capital adjustments.
     The Company’s net cash used in financing activities was $46.7 million during the nine months ended September 30, 2010 as compared to $73.1 million during the same period in 2009. The decrease in net cash used in financing activities was primarily due to the extinguishment of $116.2 million principal amount of Harland Clarke Holdings 2015 Senior Notes for an aggregate purchase price of $50.6 million during the nine months ended September 30, 2009, partially offset by $15.3 million of repayments of short-term debt and $16.0 million of prepayments by Mafco Worldwide of its senior secured credit facility during the same period in 2010.
     M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries, approximately $54.9 million in cash and cash equivalents and $9.3 million in ARS, which are pledged to secure short-term debt as of September 30, 2010. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents and ARS on hand, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.
Investments
     The Company’s investments include $9.3 million of ARS as of September 30, 2010. These investments are classified as available-for-sale and are reported at fair value. The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
     The ARS are securities with long-term maturities ranging between 22 and 35 years for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS collateralized by student loans, including auctions for ARS held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful, they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2010 the ARS were classified as long-term investments. During the nine months ended September 30, 2010, the Company sold ARS with a face value of $19.1 million for total proceeds of $17.0 million. Also, ARS issues were redeemed by the issuers at par value of $2.7 million in June 2010.
     The fair value of these securities as of September 30, 2010 and December 31, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.

M & F Worldwide Corp. and Subsidiaries
The Company’s Consolidated Contractual Obligations and Commitments
     There were no material changes to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended September 30, 2010.
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
Harland Clarke Holdings
     In addition to Harland Clarke Holdings’ normal operating cash, working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:
•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2010 and 2009, Harland Clarke Holdings incurred $23.2 million and $31.0 million of capital expenditures and $0.1 million and $0.2 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the nine months ended September 30, 2010 and 2009, Harland Clarke Holdings made $28.3 million and $33.6 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the restructuring or consolidation of some of Harland Clarke Holdings’ operations. During the nine months ended September 30, 2010 and 2009, Harland Clarke Holdings made $10.2 million and $27.6 million of payments for restructuring, respectively.
     The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. The Company used cash on hand at Harland Clarke Holdings to fund the $28.6 million acquisition-date cash purchase price for the acquisition of Spectrum K12, net of cash acquired and working capital adjustments, that was consummated in July 2010.
Mafco Worldwide
     In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities as follows:
•	Capital Expenditures. During the nine months ended September 30, 2010 and 2009, Mafco Worldwide incurred $1.1 million and $1.3 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

M & F Worldwide Corp. and Subsidiaries
Cash Flow Risks
     Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay their debt or to fund other liquidity needs. As of September 30, 2010, Harland Clarke Holdings had $91.6 million of availability under its revolving credit facility (after giving effect to the issuance of $8.4 million of letters of credit) and Mafco Worldwide had $15.0 million of availability under its revolving credit facility. There were no letters of credit issued by Mafco Worldwide as of September 30, 2010. The Company may also use the revolving credit facilities to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.
     Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for approximately three years. At September 30, 2010, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.
Critical Accounting Policies and Estimates
     There were no material changes to the Company’s Critical Accounting Policies and Estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended September 30, 2010.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

M & F Worldwide Corp. and Subsidiaries
     In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:
•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries, Mafco Worldwide and its subsidiaries and M & F Worldwide;

•	further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic downturn and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company’s earnings, total assets and market prices of the Company’s outstanding securities;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’, Mafco Worldwide’s and M & F Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

M & F Worldwide Corp. and Subsidiaries
•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts as additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
     The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

M & F Worldwide Corp. and Subsidiaries
     At September 30, 2010, Harland Clarke Holdings had $1,741.5 million of term loans outstanding under its credit agreement, $8.4 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. At September 30, 2010, Mafco Worldwide had $39.2 million of term loans outstanding under its credit agreement and no letters of credit outstanding under its revolving credit facility. At September 30, 2010, M & F Worldwide had $6.9 million of short-term debt outstanding. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at September 30, 2010 would have resulted in an increase in its interest expense for the nine months ended September 30, 2010 of approximately $7.0 million, including the effect of the interest rate derivative transactions discussed below.
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
     Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2010.
     The Company’s investments include $9.3 million of ARS as of September 30, 2010, which are classified as available-for-sale and are recorded at fair value. The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).
     The ARS are securities with long-term nominal maturities ranging from 22 to 35 years for which the interest rates reset every 28 days by an auction process. Historically, these types of ARS have been highly liquid. Beginning in February 2008, there was insufficient demand at auction for ARS collateralized by student loans, including auctions for ARS held by the Company. As a result, these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS develop.
     In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until either a future auction for these investments is successful or they are redeemed by the issuer or they mature. The Company does not have a need to access these funds for operational purposes for the foreseeable future. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2010 the ARS were classified as long-term investments.
     The fair value of the ARS as of September 30, 2010 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the credit worthiness of the counterparty, the timing of expected future principal and interest payments, as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period.
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
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, during the three months ended September 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     There was no event of default upon senior securities during the three months ended September 30, 2010.
Item 4. Removed and Reserved
Item 5. Other Information
     No additional information need be presented.

M & F Worldwide Corp. and Subsidiaries
Item 6. Exhibits

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 4, 2010.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 4, 2010.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 4, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 4, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: November 4, 2010	By:	/s/ Paul G. Savas
Paul G. Savas
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2010	By:	/s/ Alison M. Horowitz
Alison M. Horowitz
Vice President, Treasurer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 4, 2010.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 4, 2010.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 4, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 4, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.