Form 10-K
period 2010-12-31
M & F WORLDWIDE CORP
filed 2011-03-04
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
☐ Yes  ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant (using the New York Stock Exchange closing price as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter) was $296,472,130. The number of shares of common stock outstanding as of March 4, 2011 was 19,333,931; of which 7,248,000 shares were held by MFW Holdings One LLC and 1,012,666 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

Portions of the registrant’s 2011 definitive Proxy Statement issued in connection with the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

This Form 10-K is being distributed to stockholders in lieu of a separate annual report.

M & F WORLDWIDE CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

*	Incorporated by reference from M & F Worldwide Corp. 2011 Proxy Statement

i

PART I

Item 1.	Business

M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”), formerly known as Clarke American Corp. (“Clarke American”), and Mafco Worldwide Corporation (“Mafco Worldwide”). At December 31, 2010, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.

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

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide, including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems.

On December 6, 2010, Harland Financial Solutions, Inc. (“HFS”), a wholly owned subsidiary of Harland Clarke Holdings, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as “Parsam”). Parsam’s solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS is integrating Parsam’s solutions into its existing solution offerings (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools, including web-based solutions, software, scanning equipment, forms, and related field maintenance services.

On July 21, 2010, Scantron Corporation (“Scantron”), a wholly owned subsidiary of Harland Clarke Holdings, acquired 100% of the equity of Spectrum K12 School Solutions, Inc. (“Spectrum K12”). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for education assessments, content and data management (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

On December 15, 2010, Scantron entered into a securities purchase agreement with KUE Digital International LLC pursuant to which Scantron would purchase all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as “GlobalScholar”). GlobalScholar’s instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar’s instructional management platform complements Scantron’s testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron’s web-based education solutions. Scantron completed the acquisition of GlobalScholar on January 3, 2011 (see Note 25 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 63% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice products to food processors, confectioners, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

Company Overview

Harland Clarke Holdings

Harland Clarke

Harland Clarke provides checks and related products, direct marketing services and customized business and home office products to financial services, retail and software providers as well as consumers and small business. In 2010, Harland Clarke generated revenues of $1,191.2 million (67% of the Company’s 2010 consolidated net revenues).

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

Harland Clarke contracts with its clients are generally sole-source contracts for the sale of its checks and related products to the clients’ customers. The initial terms of the agreements generally range from three to five years and generally are terminable for cause, although some of its financial institution clients can terminate their contracts for convenience.

Competition

Harland Clarke’s primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelley & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.

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

Harland Financial Solutions

Harland Financial Solutions provides technology products and services to financial services clients worldwide including lending and mortgage applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems. In 2010, Harland Financial Solutions generated revenues of $282.7 million (16% of the Company’s 2010 consolidated net revenues).

Products and Services

Harland Financial Solutions provides host processing systems on both an in-house and outsourced basis to financial institutions, including banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. Harland Financial Solutions has integrated its compliance, branch automation, Internet banking, mobile banking and business intelligence products into its core processing solutions. Management believes that this integration capability differentiates Harland Financial Solutions from other providers. Harland Financial Solutions helps financial institutions increase the profitability of customer relationships through business intelligence and branch automation software. Harland Financial Solutions offers Internet banking, mobile banking and branch automation systems designed to enhance the customer experience through integrated teller, platform, call center and self-service tools from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment.

Harland Financial Solutions also sells loan and deposit origination and compliance software to financial institutions. Harland Financial Solutions offers a complete product suite, Pro Suite, including solutions for lending, account opening, sales management and loan underwriting. Harland Financial Solutions also offers a commercial lending risk management, underwriting and portfolio management product suite marketed as CreditQuest. Harland Financial Solutions provides mortgage loan origination, production and servicing solutions through its various products.

As a result of the Parsam acquisition in December 2010, Harland Financial Solutions has a software development and support operation consisting of approximately 40 information technology professionals located in Thiruvananthapuram, India.

Backlog

Harland Financial Solutions’ backlog was estimated to be $366.1 million at December 31, 2010. Backlog consists of contracted products, maintenance, outsourced services and professional services prior to delivery. The Company expects to deliver approximately 36% of this backlog during 2011. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2012 and beyond. During 2010, Harland Financial Solutions updated its definition of backlog to include contracted maintenance and contractual adjustments to prices during the term of the agreement and refined its calculation to eliminate a seasonal bias at year end. Under this definition and calculation, the value of Harland Financial Solutions backlog was estimated to be $347.8 million at December 31, 2009.

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

Scantron

Scantron provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. Scantron’s solutions combine a variety of data collection, analysis and management tools, including web-based software tools, scanning equipment, forms, and related field maintenance services. For the year ended December 31, 2010, Scantron generated revenue of $203.7 million (11% of the Company’s 2010 consolidated net revenues).

Products and Services

Education-Related Products

Scantron’s sales to K-12 educational institutions have historically represented the largest portion of Scantron’s revenues, although it also generates revenues from sales to higher education, healthcare, government and commercial institutions. In 2010, Scantron derived approximately 30% of its revenues from sales to K-12 educational institutions.

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

EXCEED® is a web-based solution acquired in 2010 in the Spectrum K12 acquisition that manages, administers and prescribes the personalized learning process and data required for all K-12 students. Information about each student is gathered from any assessments to conduct universal screening and ongoing progress monitoring. This instructional outcome data is integrated with other student data like attendance, discipline, and grades to give teachers, principals and school district administrators a centralized, 360 degree view of each student and the data to inform and individualize instruction for every student.

As a result of the GlobalScholar acquisition in January 2011, Scantron provides a comprehensive software platform through GlobalScholar’s Pinnacle System, that supports standards-based student, classroom, and program grading and evaluation, enabling schools to identify deficiencies in student performance and comply with government-mandated standards. The Pinnacle System provides databases of attendance, grades, and student proficiencies that is available over the Internet and through other devices to students, parents, teachers and administrators. Additionally, users worldwide, through a series of websites, can obtain tutoring services and access directories of educational institutions; access lectures and full courses on many topics; obtain educational administrative support and assistance in developing interactive educational websites; and store curriculum, testing, and evaluation information. With the GlobalScholar acquisition, Scantron acquired operations located in Chennai, India consisting of approximately 200 employees. Approximately 100 of these employees are information technology professionals who provide software development and support services.

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

Backlog

Scantron’s backlog, which consists primarily of contracted products and services prior to delivery, was estimated to be $60.4 million and $65.3 million at December 31, 2010 and 2009, respectively. The Company expects to deliver approximately 81% of the 2010 backlog during 2011.

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

Harland Clarke Holdings’ Suppliers

The main supplies used in check and form printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Harland Clarke has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Using alternative suppliers may, however, result in increased costs. Harland Clarke has not historically experienced any material shortages and management believes Harland Clarke has redundancy in its supplier network for each of its key inputs.

Scantron purchases a majority of the paper for its business from a single supplier. It purchases scanner components from various equipment manufacturers and supply firms. Scantron historically has not experienced shortages of materials and believes it will continue to be able to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices.

Harland Clarke Holdings’ Foreign Sales

Harland Clarke Holdings conducts business outside the United States in Canada, India, Ireland and Israel. Its foreign sales totaled $20.6 million in 2010, $18.1 million in 2009 and $19.1 million in 2008.

Harland Clarke Holdings’ Employees

As of December 31, 2010, Harland Clarke Holdings had approximately 7,900 employees. No employees of Harland Clarke Holdings are represented by a labor union. Harland Clarke Holdings considers its employee relations to be good.

Harland Clarke Holdings’ Intellectual Property

Harland Clarke Holdings relies on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect its trademarks, copyrights, software, inventions, trade secrets, know-how and other intellectual property. The sale of products bearing trademarks or designs licensed from third parties accounts for a significant portion of Harland Clarke Holdings’ revenue. Typically, such license agreements are effective for a two- to three-year period, provide for the retention of ownership of the tradename, know-how or other intellectual property by the licensor and require the payment of a royalty to the licensor. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow Harland Clarke Holdings to sell the licensed products profitably.

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

Mafco Worldwide

Overview

Mafco Worldwide produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients at its facilities in Camden, New Jersey; Richmond, Virginia; Gardanne, France; and Zhangjiagang, Jiangsu, People’s Republic of China (“ZFTZ”). Approximately 63% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. While licorice represents a small percentage of the total cost of manufacturing

American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brand’s quality. In addition, Mafco Worldwide manufactures and sells cocoa and carob products for use in the tobacco industry.

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

Mafco Worldwide has achieved its position as the world’s leading manufacturer of licorice products through its experience in obtaining licorice root, its technical expertise at maintaining the consistency and quality of its product and its ability to develop and manufacture proprietary formulations for individual customers and applications. In 2010, Mafco Worldwide generated revenues of $111.4 million (6% of the Company’s 2010 consolidated net revenues).

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

Raw Materials

Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant’s roots, which can be up to several inches thick and up to 25 feet long, are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, Mafco Worldwide acquires the root in local markets for shipment to Mafco Worldwide’s licorice extract processing facilities. Most of the licorice root processed by Mafco Worldwide originates in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Turkmenistan, Uzbekistan and Turkey. Through many years of experience, Mafco Worldwide has developed extensive knowledge and relationships with its suppliers in these areas. Although the amount of licorice root Mafco Worldwide purchases from any individual source or country varies from year to year depending on cost and quality, Mafco Worldwide endeavors to purchase some licorice root from all available sources. This sourcing strategy enables Mafco Worldwide to maintain multiple sources of supply and relationships with many suppliers so that, if the licorice root from any one source becomes temporarily unavailable or uneconomical, Mafco Worldwide will be able to replace that source with licorice root from another area or supplier. Mafco Worldwide has therefore been able to obtain licorice root raw materials without interruption since World War II, even though there has been periodic instability in the areas of the world where licorice root raw materials are obtained. During 2010, Mafco Worldwide had numerous suppliers of root, and one vendor who supplied approximately 42% of Mafco Worldwide’s total root purchases. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for two to three years. At December 31, 2010, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore Mafco Worldwide has experienced little, if any, raw material spoilage.

In addition to licorice root, Mafco Worldwide also uses intermediary licorice extracts and licorice derivatives produced by Mafco Worldwide’s facilities in ZFTZ and purchases licorice extracts and derivatives from other manufacturers for use as a raw material. These products are available from producers primarily in the People’s Republic of China and Central Asia in quantities sufficient to meet Mafco Worldwide’s current requirements and anticipated requirements for the foreseeable future. During 2010, Mafco Worldwide had several suppliers of derivatives and one vendor supplied approximately 54% of Mafco Worldwide’s total derivative purchases.

Other raw materials for Mafco Worldwide’s non-licorice products and plant products are commercially available through many domestic and foreign sources.

Operating Strategies

Mafco Worldwide intends to maintain its position as the world leader in licorice products by continuing to manufacture high quality licorice extracts and derivatives to meet its customer’s strict quality requirements and by providing a high level of security of supply and superior service to its customers. In order to accomplish these goals, Mafco Worldwide will continue to make significant investments in licorice raw materials and will continue to operate factories and invest in raw material collection and manufacturing ventures in strategic areas of the world.

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

Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. In 2009, the United States government enacted the Family Smoking Prevention and Tobacco Control Act, which provides greater regulatory oversight for the manufacture of tobacco products, including the ability to regulate tobacco product additives. As a result, the United States Food & Drug Administration has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States.

Similarly, countries outside the United States have rules restricting the use of various ingredients in tobacco products. During 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the “FCTC”). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the European Union, have become parties to the FCTC. In November 2010, the governing body of the FCTC issued guidelines that provide non-binding recommendations to restrict or ban flavorings and additives that increase the attractiveness of tobacco products and require tobacco product manufacturers to disclose ingredient information to public health authorities who would then determine whether such ingredients increase attractiveness. The European Commission and individual governments are also considering regulations to further restrict or ban various cigarette ingredients. Future tobacco product regulations may be influenced by these FCTC recommendations.

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

The tobacco business, including the sale of cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the United States government enacted the State Children’s Health

Insurance Program (SCHIP). The health programs in this legislation are being funded by an increase in the federal tax on cigarettes to $1.0066 per pack from the previous $0.39 per pack and by significant increases in federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also regularly introduced in the United States and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales.

Publicly available information suggests that the annual cigarette consumption decline is well over 4% on a worldwide basis and has accelerated in recent years. This accelerated rate of decline was due to all the factors mentioned in the discussion above. Tobacco products other than cigarettes, mainly chewing tobacco and moist snuff, also contain licorice extract and consumption of these products is concentrated primarily in the United States. Domestic consumption of chewing tobacco products has declined by approximately 7% per year over the past five years. Moist snuff consumption has increased approximately 5% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco.

Mafco Worldwide is unable to predict whether there will be additional price or tax increases for tobacco products or the size of any such increases, or the effect of other developments in tobacco regulation or litigation or consumer attitudes on further declines in the consumption of either tobacco products containing licorice extract or on sales of licorice extract to the tobacco industry. Further material declines in sales to the tobacco industry are likely to have a significant negative effect on the financial performance of Mafco Worldwide.

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

Employees

At December 31, 2010, Mafco Worldwide had 337 employees, of which 145 were covered under collective bargaining agreements. The Mafco Worldwide collective bargaining agreement covering employees at the Camden, New Jersey facility expires at the end of May 2011. Management of Mafco Worldwide believes that employee relations are good.

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

In 1988, a predecessor of Pepsi-Cola Metropolitan Bottling Company, Inc. (the “Original Indemnitor”) sold to Pneumo Abex various operating businesses, all of which Pneumo Abex re-sold by 1996. Prior to the 1988 sale, those businesses had manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the “Friction Buyer”) of Cooper Industries, Inc. (now Cooper Industries, LLC, the “Friction Guarantor”) assumed all liability for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Following the Friction Products sale, Pneumo Abex treated the Division as a discontinued operation and stopped including the Division’s assets and liabilities in its financial statements.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary and its successors have pursued litigation against the insurers providing this coverage in order to confirm its availability and obtain its benefits. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2010, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

While the Friction Guarantor has been fulfilling its obligation under a 1994 Mutual Guaranty Agreement (the “Mutual Guaranty”) to guarantee the Friction Buyer’s performance since October 2001, when the successor in interest to the Friction Buyer filed for Chapter 11 bankruptcy and stopped performing itself, in May 2010, Pneumo Abex commenced a lawsuit in the New York Supreme Court (the “Transfer Lawsuit”) against the Friction Guarantor and certain of its affiliates alleging, among other things, that various corporate transactions in which the Friction Guarantor and its affiliates had engaged since 2002 had improperly reduced the resources available to satisfy the Mutual Guaranty. Pneumo Abex seeks in the Transfer Lawsuit injunctive relief remedying the financial consequences of these corporate transactions to Pneumo Abex, a constructive trust over the transferred assets, and damages. The Friction Guarantor has continued to perform under the Mutual Guaranty during the pendency of the Transfer Lawsuit and the Company still considers Pneumo Abex’s contingent claims assumed by the Friction Buyer in the Friction Products sale to be the financial responsibility of the Friction Guarantor under the Mutual Guaranty. Based upon the Original Indemnitor’s repeated acknowledgements of its obligations, management’s view of the aggregate resources of the Friction Guarantor and the noted affiliates, the active management by both the Original Indemnitor and the Friction Guarantor of pending contingent claims, the discharging of the related liabilities when required, and their respective financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood that Pneumo Abex will be required to pay material amounts of unreimbursed expense for its contingent claims is remote.

On February 1, 2011, the Company, an affiliate of Holdings, the Friction Guarantor and certain affiliates of the Friction Guarantor entered into an agreement (the “Settlement Agreement”) to settle the Transfer Lawsuit and certain counterclaims that the Friction Guarantor could bring in the Transfer Lawsuit against the Company.

Pursuant to the Settlement Agreement, the direct owner of Pneumo Abex will transfer all of the membership interests in Pneumo Abex to a Delaware statutory trust (the “Settlement Trust”), and the Settlement Trust will become the sole owner and new managing member of Pneumo Abex. The Company will also contribute a total of $15.0 million to Pneumo Abex, half of which is being paid to liquidate an existing indemnification obligation of Mafco Worldwide to Pneumo Abex relating to a reorganization of Pneumo Abex and Mafco Worldwide in 2004. In addition, the Company will pay $5.0 million into the Settlement Trust. Under the Settlement Agreement, the Settlement Trust will also receive a capital contribution from the Friction Guarantor, consisting of a cash contribution of $250.0 million payable at closing and a note in the amount of $57.5 million payable over four years that is guaranteed by certain parent entities of the Friction Guarantor, subject to certain adjustments.

Following the closing under the Settlement Agreement:

•	Pneumo Abex, owned by the Settlement Trust, will continue to resolve asbestos-related claims asserted against it in the tort system,

•	The Settlement Trust will indemnify Pneumo Abex with respect to the defense and resolution of the asbestos-related claims formerly subject to the Mutual Guaranty,

•	The Friction Guarantor’s obligation to indemnify Pneumo Abex pursuant to the Mutual Guaranty will terminate,

•	The Company will be indemnified by the Settlement Trust against any liability for the matters formerly subject to the Mutual Guaranty, and

•	All other insurance and indemnification rights of Pneumo Abex owing from third parties will remain assets of Pneumo Abex.

The Settlement Agreement is subject to the satisfaction or waiver of various closing conditions, including, among other things, the receipt of a confirmation from the Internal Revenue Service concerning the tax treatment of the transactions contemplated by the Settlement Agreement and an approval by the Supreme Court of the State of New York, County of New York of a stipulation of dismissal of the claims pending or that could have been pending in the Transfer Lawsuit. The parties to the Settlement Agreement received the requisite court approval on February 17, 2011.

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

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings’ businesses. In the stock purchase agreement executed in connection with the 2005 acquisition of Clarke American Corp. by the Company, Honeywell International Inc. agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify the Company and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees.

Other

A series of commercial borrowers in eight states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

M & F Worldwide is a holding company whose only material assets are the stock of its subsidiaries and $87.5 million in cash and cash equivalents as of December 31, 2010. M & F Worldwide conducts all of its operations through its operating subsidiaries. M & F Worldwide’s ability to pay its expenses and dividends on its common stock depends on its cash and cash equivalents and on the payment of dividends and tax sharing payments to it by Harland Clarke Holdings and Mafco Worldwide. Payments to M & F Worldwide by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and whether they meet the criteria to make dividend payments under the instruments governing their indebtedness.

Risks Related to Our Substantial Indebtedness

Our subsidiaries have substantial indebtedness, which may adversely affect our ability to operate our businesses and prevent our subsidiaries from fulfilling their obligations under their respective debt agreements.

As of December 31, 2010, Harland Clarke Holdings had total indebtedness of $2,219.7 million (including $4.6 million of capital lease obligations and other indebtedness), and $91.8 million of additional availability under the Harland Clarke Holdings revolving credit facility (after giving effect to the issuance of $8.2 million of letters of credit). As of December 31, 2010, Mafco Worldwide had total indebtedness of $31.0 million and $14.0 million of additional availability under the Mafco Worldwide revolving credit facility. There were no letters of credit issued by Mafco Worldwide as of December 31, 2010. In addition, under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of Harland Clarke Holdings’ senior secured credit facilities and notes allow it to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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

Harland Clarke Holdings is required to make scheduled payments of principal on its senior secured term loan in the amount of $18.0 million per year in equal quarterly installments. In addition, Harland Clarke Holdings’ term loan facility requires that a portion of its excess cash flow be applied to prepay amounts borrowed under that facility. An excess cash flow payment of approximately $3.5 million will be paid in 2011 with respect to 2010 and will be applied against other mandatory payments due in 2011 under the terms of the facility. No such excess cash flow payment was paid in 2010 with respect to 2009 and no such excess cash flow payment was paid in 2009 with respect to 2008. Harland Clarke Holdings is required to repay its senior secured term loan in full in 2014 and is required to repay its senior notes in 2015. Harland Clarke Holdings’ revolving credit facility will mature in 2013.

Borrowings under Mafco Worldwide’s senior secured revolving credit facility are repayable in full on December 15, 2015.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of Harland Clarke Holdings’ senior secured credit facilities, the indenture governing Harland Clarke Holdings’ senior notes and the terms of Mafco Worldwide’s credit facilities do not fully prohibit Harland Clarke Holdings or Mafco Worldwide from doing so. In addition, as of December 31, 2010, there was $91.8 million of additional availability under Harland Clarke Holdings’ $100.0 million revolving credit facility (after giving effect to the issuance of $8.2 million of letters of credit) and $14.0 million of additional availability under Mafco Worldwide’s $45.0 million revolving credit facility. There were no letters of credit issued by Mafco Worldwide as of December 31, 2010. Under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness under its senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of Harland Clarke Holdings’ senior secured credit facilities and senior notes allow Harland Clarke Holdings to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

Depending on the nature of these factors and the expected relative magnitude and permanency of their effects, the Company’s businesses may not be able to achieve previous levels of performance even when overall economic conditions improve. During the 2009 annual impairment test for goodwill and indefinite-lived tradenames, the Company determined the fair value of the Harland Clarke tradename was less than its carrying value due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. As a result of this impairment, the useful life of the Harland Clarke tradename was reassessed and determined to no longer be indefinite. Based on an analysis of future cash flows attributable to the Harland Clarke tradename, the Company determined the economic life for the Harland Clarke tradename is 25 years. A non-cash impairment charge of $44.2 million was recorded in the fourth quarter of 2009 based on the current fair value of the Harland Clarke tradename being less than its carrying value and the useful life was reclassified from an indefinite life to a life of 25 years. The annual impairment test for goodwill and indefinite-lived tradenames performed in the fourth quarter of 2010 did not result in further impairments of goodwill and indefinite-lived tradenames.

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

The economic conditions since late 2008 and the volatility in the financial markets during this period have contributed and may continue to contribute to high unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. During this period, a number of financial institutions have taken significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We cannot determine whether the difficult conditions in the economy in general and/or the financial markets will improve or worsen in the near future. Our businesses have been and may continue to be adversely affected by these difficult conditions. Harland Clarke may experience reduced revenues due to losses of customers in the event the financial institutions upon which it depends either merge with or are sold to other institutions, or fail, or in the event that consumer spending continues to decline, or checking account openings continue to decrease, resulting in further acceleration in the decline of check usage and the use of Harland Clarke’s other products. Similarly, Harland Financial Solutions, which also depends on its financial institution customers, may be adversely affected due to losses of financial institution customers from mergers, consolidations or failures. Reductions in financial institution information technology budgets in response to market difficulties could continue to result in further delays or cancellations of Harland Financial Solutions client purchases, as well as potential pricing pressure on Harland Financial Solutions products. Economic slowdown and liquidity constraints may also cause state and local public and private education budgets to be further reduced, which could continue to result in reduced revenues at Scantron, as well as pricing pressure on Scantron products. In addition, further disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance.

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

We market certain products and services through various distribution media, including direct mail, telemarketing, online marketing, and other methods. These media are subject to increasing regulation, both at the federal and state levels, particularly in the area of consumer privacy. Our ability to solicit or sign up new customers may be affected.

The financial services sector is also subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain operations of our Harland Clarke and Harland Financial Solutions segments are examined by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, among other agencies, to confirm our ability to maintain data security. These agencies regulate and audit services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Adverse audit findings could impact our ability to continue to render services or require investment in corrective measures. Moreover, current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively affect the operations of our Harland Clarke or Harland Financial Solutions segments or limit their future growth.

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

We rely on a combination of measures to protect our intellectual property, among them, contract provisions, registering trademarks and copyrights, patenting inventions, implementing procedures that afford trade secret status and protection to our proprietary information, such as entering into third-party non-disclosure and intellectual property assignment agreements, and maintaining our intellectual property by entering into licenses that grant only limited rights to third parties. We may be required to spend significant resources to protect, monitor and police our trade secrets, proprietary know-how trademarks and other intellectual property rights. Despite our efforts to protect our intellectual property, third parties or licensees may infringe or misappropriate our intellectual property. The confidentiality agreements that are designed to protect our trade secrets and proprietary know-how could be breached, or our trade secrets and proprietary know-how might otherwise become known by others. We may not have adequate remedies for infringement or misappropriation of our intellectual property rights or for breach of our confidentiality agreements. The loss of intellectual property protection or the inability to enforce our intellectual property rights could harm our business and ability to compete.

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

We are exposed to changes in interest rates on our variable-rate debt. A hypothetical increase of 1 percentage point in the variable component of interest rates applicable to floating rate debt outstanding as of December 31, 2010 would have resulted in an increase to interest expense of approximately $9.1 million per year including the effect of interest rate swaps outstanding at December 31, 2010. Adverse interest rate changes could have a material adverse effect on our business, results of operations and financial condition.

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

Holdings is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through Holdings, beneficially owned, as of December 31, 2010, approximately 43.4% of our outstanding common stock. In addition, three of our directors, as well as the senior executives of M & F Worldwide, are affiliated with Holdings. As a result, Holdings and its sole stockholder possess significant influence over our business decisions.

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2010, financial institutions accounted for approximately 83% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2010, the top 20 clients of our Harland Clarke segment represented approximately 43% of its revenues, with sales to Bank of America and Wells Fargo representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or “for cause.” A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients could have a material adverse effect on our revenues and profitability.

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

Providing technological solutions to financial institutions has been and continues to be intensely competitive. Some of our competitors have advantages over Harland Financial Solutions due to their significant worldwide presence, longer operating and product development history, larger installed client base, and substantially greater financial, technical and marketing resources. In response to competition, Harland Financial Solutions has been required in the past, and may be required in the future, to furnish additional discounts to clients, otherwise modify pricing practices or offer more favorable payment terms or more favorable contractual implementation terms. These developments have and may increasingly negatively affect the revenues, cash flows and results of operations of the Harland Financial Solutions business.

Consolidation among financial institutions may adversely affect our relationships with Harland Financial Solutions clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2010, financial institutions accounted for substantially all of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.

Downturns in general economic and industry conditions, enhanced regulatory burdens and reductions in information technology budgets could cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation (“FDIC”) and National Credit Union Administration (“NCUA”) or due to recently enacted federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. Such reductions and longer lead times could result in delays or cancellations of client purchases and could have a material adverse effect on our business, financial position, results of operations and cash flows. Recent financial industry turmoil and the general economic slowdown may adversely affect our financial institution clients’ ability or willingness to commit financial resources to our products, and spending decisions by these clients may continue to be delayed. Prolonged economic slowdowns may result in clients requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts.

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

Our business of delivering professional information technology services is labor intensive, and, accordingly, our success depends upon our ability to attract, develop, motivate, retain and effectively utilize highly skilled information technology professionals. We believe that there is a growing shortage of, and significant competition for, information technology professionals in the United States who possess the technical skills and experience necessary to deliver our services, and that such information technology professionals are likely to remain a limited resource for the foreseeable future. We also plan to manage and grow software development operations internationally related to Harland Financial Solutions and Scantron. We believe that, as a result of these factors, we operate within an industry that experiences a significant rate of annual turnover of information technology personnel. Our business plans are based on hiring and training a significant number of additional information technology professionals each year to meet anticipated turnover and increased staffing needs. Our ability to maintain and renew existing engagements and to obtain new business depends, in large part, on our ability to hire and retain qualified information technology professionals. We may not be able to recruit and train a sufficient number of qualified information technology professionals, and we may not be successful in retaining current or future employees. Increased hiring by technology companies and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which we operate and hire. Failure to hire and train or retain qualified information technology professionals in sufficient numbers could have a material adverse effect on our business, results of operations and financial condition.

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

The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Harland Financial Solutions operations are examined by the Office of the Comptroller of the Currency, the FDIC and the NCUA, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively affect our current Harland Financial Solutions’ operations or limit its future growth.

We may not be able to successfully develop new products and services for our Scantron segment, and those products and services may not receive widespread acceptance. As a result, the business, prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

The data collection and educational testing industry has also changed significantly during recent years due to technological advances and regulatory changes, and we must successfully develop new products and solutions in our Scantron segment to respond to those changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new testing methods and technologies depends on the timing and costs of the development effort, product performance, functionality, customer acceptance, adoption rates and competition, all of which could have a negative effect on our business. If we are not able to adopt new electronic data collection solutions at a rate that keeps pace with other technological advances, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

Budget deficits may reduce funding available for Scantron products and services and have a negative effect on our revenue.

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

In 2010, approximately 63% of Mafco Worldwide’s licorice sales and 4% of the Company’s consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Negative developments and trends within the tobacco industry, such as those described below, could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

The tobacco industry has been subject to increased governmental taxation and regulation and in recent years has been subject to substantial litigation. These trends are likely to continue and it is likely that these trends will negatively affect tobacco product consumption and tobacco product manufacturers.

Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. In 2009, the United States government enacted the Family Smoking Prevention and Tobacco Control Act, which provides greater regulatory oversight for the manufacture of tobacco products, including the ability to regulate tobacco product additives. As a result, the United States Food & Drug Administration has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States.

Similarly, countries outside the United States have rules restricting the use of various ingredients in tobacco products. During 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the “FCTC”). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the European Union, have become parties to the FCTC. In November 2010, the governing body of the FCTC issued guidelines that provide non-binding recommendations to restrict or ban flavorings and additives that increase the attractiveness of tobacco products and require tobacco product manufacturers to disclose ingredient information to public health authorities who would then determine whether such ingredients increase attractiveness. The European Commission and individual governments are also considering regulations to further restrict or ban various cigarette ingredients. Future tobacco product regulations may be influenced by these FCTC recommendations.

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

The tobacco business, including the sale of cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the United States government enacted the State Children’s Health Insurance Program. The health programs in this legislation are being funded by an increase in the federal tax on cigarettes to $1.0066 per pack from the previous $0.39 per pack and by significant increases in federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also regularly introduced in the United States and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales.

Mafco Worldwide is unable to predict whether there will be additional price or tax increases for tobacco products or the size of any such increases, or the effect of other developments in tobacco regulation or litigation or consumer attitudes on further declines in the consumption of either tobacco products containing licorice extract or on sales of licorice extract to the tobacco industry. Further material declines in sales to the tobacco industry are likely to have a significant negative effect on the financial performance of Mafco Worldwide.

Consumption of tobacco products worldwide has declined steadily for years.

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

Publicly available information suggests that the annual cigarette consumption decline is well over 4% on a worldwide basis and has accelerated in recent years. This accelerated rate of decline was due to all the factors mentioned in the discussion above. Tobacco products other than cigarettes, mainly chewing tobacco and moist snuff, also contain licorice extract and consumption of these products is concentrated primarily in the United States. Domestic consumption of chewing tobacco products has declined by approximately 7% per year over the past five years. Moist snuff consumption has increased approximately 5% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco.

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

Licorice confections are primarily purchased by consumers in the European Union. During 2009, the European Union issued regulations that imposed limitations on certain chemical substances commonly found in licorice root and licorice extracts. These regulations were effective beginning July 2010 and could result in decreased demand for Mafco Worldwide’s products from its confectionery customers in the European Union in the future. Sales of licorice extracts to confectionery customers in the European Union totaled $13.6 million for the year ended December 31, 2010.

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

In 2010, Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 63% of its net revenues or 4% of the Company’s consolidated net revenues. If any of Mafco Worldwide’s significant customers were to stop purchasing licorice products from Mafco Worldwide, it would have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

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

Mafco Worldwide is dependent on its relationships with suppliers of licorice root. Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. Most of the licorice root Mafco Worldwide purchases originates in Afghanistan, the Peoples’ Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan and Turkey. During 2010, one of Mafco Worldwide’s suppliers of licorice root supplied approximately 42% of its total root purchases. Mafco Worldwide also purchases licorice extracts and licorice derivatives. If any material licorice root supplier or any other material supplier modifies its relationship with Mafco Worldwide, such a loss, reduction or modification could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Fluctuations in costs of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, financial condition and results of operations.

The price of licorice root and intermediary licorice extracts increased significantly during 2010 and 2009. Prior to this, the price of licorice root and intermediary licorice extract had been relatively stable for several years. The price of licorice root and intermediary licorice extract are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries where Mafco Worldwide’s suppliers are located. Although Mafco Worldwide often enters into purchase contracts for these products, significant or prolonged increases in the prices of licorice root and intermediary licorice extract could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Mafco Worldwide’s international sales are denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 27% of Mafco Worldwide’s sales were from international operations in 2010. Mafco Worldwide’s primary exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and the United States dollar versus the Chinese Yuan. Changes in currency exchange rates could also affect the relative prices at which Mafco Worldwide and its foreign competitors sell products in the same market. Adverse foreign currency fluctuations could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Mafco Worldwide is also exposed to changes in interest rates on its variable rate debt. A hypothetical increase of 1 percentage point in the variable component of interest rates applicable to floating rate debt outstanding as of December 31, 2010 would have resulted in an increase in its annual interest expense of approximately $0.3 million. Adverse interest rate changes could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

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

Pneumo Abex has no operating business or regular source of revenue and is therefore dependent on its claims managers, guarantor, indemnitors and insurers for payment of obligations arising out of the defense and resolution of third-party claims asserted against it. Based upon these third parties’ active management of indemnifiable matters, discharging of the related liabilities when required, and financial positions based upon publicly filed financial statements, as well as the history of insurance recovery, the Company believes that the likelihood of the covering parties failing to satisfy the obligations associated with these matters is remote, although there can be no assurance. Pneumo Abex commenced the Transfer Lawsuit against the Friction Guarantor and certain of its affiliates alleging that certain transfers by the Friction Guarantor have diminished the assets available to it to perform under the Mutual Guaranty. That claim, and any issue arising from any future failure involving Pneumo Abex, will be resolved if and when there is a closing of the transactions contemplated by the Settlement Agreement because the Company will no longer have an ownership interest in Pneumo Abex and will be indemnified by the Settlement Trust. Even if there should be a material failure to satisfy obligations to Pneumo Abex, there should be no material effect on the Company as a whole because Pneumo Abex is an immaterial part of the overall Company. In that circumstance, however, third-party claimants may attempt to seek redress from the other units of the Company. While such attempts should fail, the Company can give no assurance in that regard.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Harland Clarke is headquartered in San Antonio, Texas, Harland Financial Solutions is headquartered in Lake Mary, Florida and Scantron is headquartered in Eagan, Minnesota. Mafco Worldwide is headquartered in Camden, New Jersey. The principal properties for each segment are as follows:

Harland Clarke

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Atlanta, GA	Administration, Information Technology, Sales and Marketing	96,400	Owned
Atlanta, GA(a)	Closed	36,000	Owned
Atlanta, GA(a)	Closed	54,000	Owned
Atlanta, GA(a)	Closed	132,300	Owned
Atlanta, GA	Tech Center	14,294	Leased
Atlanta, GA	Operations Support	9,665	Leased
Boulder City, NV	Administration and Production	4,000	Leased
Braintree, MA	Marketing Services and Support	3,476	Leased
Charlotte, NC	Administration	4,906	Leased
Colorado Springs, CO	Services	22,665	Leased
Glen Burnie, MD	Marketing Services and Production	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Gurabo, Puerto Rico	Printing	22,446	Leased
High Point, NC	Printing	135,000	Leased
Jeffersonville, IN	Printing	141,332	Leased
Kansas City, MO	Marketing Services	5,401	Leased
Lisle, IL	Marketing Services	7,050	Leased
Louisville, KY	Printing	50,000	Leased
Milton, WA	Printing	87,640	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Redwood City, CA	Administration	10,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
San Antonio, TX	Warehouse	18,675	Leased

(a)	Held for sale.

Harland Financial Solutions

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	4,400	Leased
Bothell, WA	Development and Support	20,784	Leased
Carmel, IN	Development and Support	5,931	Leased
Cincinnati, OH	Service Bureau	63,901	Leased
Clive, IA	Service Bureau	36,466	Leased
Cotuit, MA	Development and Support	3,200	Leased
Englewood, CO	Development and Support	28,838	Leased
Fargo, ND	Development and Support	18,371	Leased
Grand Rapids, MI	Development and Support	5,703	Leased
Lake Mary, FL	Corporate Headquarters, Development and Support	80,390	Leased
Memphis, TN	Development and Support	7,981	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Orlando, FL	Processing	14,856	Leased
Pleasanton, CA	Development and Support	49,115	Leased
Portland, OR	Administration, Development and Support	58,685	Leased
Tel Aviv, Israel	Development and Support	7,991	Leased
Thiruvananthapuram, India	Development and Support	4,000	Leased

Scantron

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Atlanta, GA	Administration, Development and Support	2,921	Leased
Bellevue, WA	Administration	16,000	Leased
Chennai, India	Development and Support	38,060	Leased
Columbia, PA	Printing	121,370	Owned
Eagan, MN	Corporate Headquarters, Development and Support	109,500	Owned
Greeley, CO	Development and Support	10,800	Leased
Lakewood, CO	Development and Support	3,077	Leased
Lawrence, KS	Administration	21,000	Leased
McLean, VA	Administration, Development and Support	4,336	Leased
Olivet, MI	Development and Support	1,856	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
Santa Ana, CA	Development and Support	26,057	Leased
San Diego, CA	Development and Support	21,333	Leased
Towson, MD	Administration, Development and Support	9,193	Leased

Mafco Worldwide

		Approximate
		Floor Space	Leased/
Location	Use	(Square Feet)	Owned Status

Camden, NJ	Licorice Manufacturing, Warehousing and Administration	390,000	Owned
Camden, NJ	Warehousing	78,000	Leased
Camden, NJ	Warehousing	48,000	Leased
Gardanne, France	Licorice Manufacturing and Administration	48,900	Owned
Richmond, VA	Manufacturing and Administration for Non-licorice products	65,000	Owned
Zhangjiagang, China	Licorice Extract Blending and Licorice Derivative Manufacturing, Warehousing and Administration	55,563	Owned
Zhangjiagang, China	Warehousing	55,972	Leased
Shanghai, China	Administration	1,352	Leased
Xianyang, China	Administration	743	Leased
Dubai, UAE	Sales	3,724	Leased

Item 3.	Legal Proceedings

A series of commercial borrowers in eight states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

See Item 1. Business: Mafco Worldwide -The Tobacco Industry; and Non-Operating Contingent Claims, Indemnification and Insurance Matters.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The M & F Worldwide common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol MFW. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the M & F Worldwide common stock on the NYSE based on published financial sources.

	High	Low

Calendar 2009
First Quarter	$16.80	$7.73
Second Quarter	25.74	11.51
Third Quarter	20.87	18.46
Fourth Quarter	42.20	19.65
Calendar 2010
First Quarter	$42.25	$30.60
Second Quarter	33.31	26.41
Third Quarter	29.49	22.92
Fourth Quarter	27.98	22.30

The number of holders of record of the M & F Worldwide common stock as of February 25, 2011 was 4,980.

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

During the fourth quarter of 2010, M & F Worldwide did not repurchase any of its equity securities.

The Chief Executive Officer of M & F Worldwide certified to the NYSE in June 2010 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Common Stock Performance

The graph and table set forth below present a comparison of cumulative stockholder return through December 31, 2010, assuming reinvestment of dividends, by an investor who invested $100.00 on December 31, 2005 in each of (i) the M & F Worldwide common stock, (ii) the S&P 500 Composite Index (the “S&P 500 Index”), (iii) Deluxe Corporation common stock, and (iv) R.R. Donnelley & Sons Co. common stock.

Comparison of Cumulative Total Return Among the Company’s Common Stock, the S&P 500 Index,
Deluxe Corporation Common Stock and R.R. Donnelley & Sons Co. Common Stock

Value of Initial Investment	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

M & F Worldwide Corp.	$100.00	$154.78	$329.95	$94.65	$242.02	$141.53
S&P 500 Index	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
Deluxe Corporation	$100.00	$88.63	$118.99	$57.55	$61.84	$101.40
R.R. Donnelley & Sons Co.	$100.00	$107.18	$116.98	$44.05	$77.88	$64.78

Item 6.	Selected Financial Data

The table below reflects historical financial data which are derived from the audited consolidated financial statements of M & F Worldwide for each of the years in the five-year period ended December 31, 2010.

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010(a)	2009(b)	2008(c)	2007(d)	2006
	(in millions, except per share amounts)

Statement of Operations Data:
Net revenues	$1,782.6	$1,814.1	$1,906.2	$1,472.8	$722.0
Cost of revenues	1,028.5	1,055.4	1,128.3	889.3	439.2

Gross profit	754.1	758.7	777.9	583.5	282.8
Selling, general and administrative expenses	414.5	415.6	467.9	357.5	162.0
Asset impairment charges	3.7	44.4	2.4	3.1	—
Restructuring costs	22.3	32.5	14.6	5.6	3.3

Operating income	313.6	266.2	293.0	217.3	117.5
Interest expense, net	(116.8)	(137.4)	(186.7)	(163.3)	(65.3)
Gain (loss) on early extinguishment of debt	—	65.0	—	(54.6)	—
Other (expense) income, net	(0.7)	(1.1)	2.7	0.1	—

Income (loss) before income taxes	196.1	192.7	109.0	(0.5)	52.2
Provision for income taxes	75.2	73.0	42.0	3.7	16.0

Net income (loss) before extraordinary gain	120.9	119.7	67.0	(4.2)	36.2
Extraordinary gain	—	—	0.7	—	—

Net income (loss)	$120.9	$119.7	$67.7	$(4.2)	$36.2

Earnings (loss) per common share before extraordinary gain:
Basic	$6.26	$6.20	$3.30	$(0.20)	$1.82

Diluted	$6.22	$6.17	$3.30	$(0.20)	$1.78

Extraordinary gain per common share:
Basic	$—	$—	$0.04	$—	$—

Diluted	$—	$—	$0.04	$—	$—

Earnings (loss) per common share:
Basic	$6.26	$6.20	$3.34	$(0.20)	$1.82

Diluted	$6.22	$6.17	$3.34	$(0.20)	$1.78

	December 31,
	2010(a)	2009(b)	2008(c)	2007(d)	2006
	(in millions)

Balance Sheet Data:
Total assets	$3,769.1	$3,686.0	$3,783.1	$3,811.7	$1,455.4
Long-term debt including current portion and short-term borrowings(e)	2,250.7	2,316.2	2,482.6	2,475.6	692.7
Stockholders’ equity	642.5	514.0	380.3	405.5	410.5

(a)	Includes the financial position and results of operations of Spectrum K12 from the date of its acquisition on July 21, 2010 and the financial position and results of operations of Parsam from the date of its acquisition on December 6, 2010. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(b)	Includes the financial position and results of operations of Protocol IMS from the date of its acquisition on December 4, 2009 and financial position of SubscriberMail from the date of its acquisition on December 31, 2009. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(c)	Includes the financial position and results of operations of Data Management I LLC from the date of its acquisition on February 22, 2008 and financial position of Transaction Holdings from the date of its acquisition on December 31, 2008. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(d)	Includes the financial position and results of operations of John H. Harland Company from the date of its acquisition on May 1, 2007 and financial position and the results of operations of Wei Feng Enterprises Limited from the date of its acquisition on July 2, 2007.

(e)	Includes capital leases of $4.6 million, $5.7 million, $2.6 million, $3.4 million and $4.6 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and the M & F Worldwide consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview of Business

M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its indirect, wholly owned subsidiaries, Harland Clarke Holdings and Mafco Worldwide. The Company has organized its business and corporate structure along the following four business segments: Harland Clarke, Harland Financial Solutions, Scantron and Licorice Products.

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

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems.

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

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 63% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice products to food processors, cosmetic companies, confectioners and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

Recent Development

On December 15, 2010, Scantron Corporation (“Scantron), a wholly owned subsidiary of Harland Clarke Holdings, entered into a securities purchase agreement with KUE Digital International LLC pursuant to which Scantron would purchase all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as “GlobalScholar”) for $140.0 million in cash, subject to post-closing adjustments, and a contingent payment of up to $20.0 million in cash, which would be dependent upon the achievement of certain revenue targets during calendar year 2011. GlobalScholar’s instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar’s instructional management platform complements Scantron’s testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron’s web-based education solutions. Scantron completed the acquisition of GlobalScholar on January 3, 2011 for $135.4 million in cash, net of cash acquired, and subject to post-closing adjustments. The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand. Due to the timing of the acquisition, preliminary accounting for the business combination is not complete. Financial results for GlobalScholar will be included in the Company’s results of operations beginning in the first quarter of 2011.

The Parsam Acquisition

On December 6, 2010, Harland Financial Solutions, Inc. (“HFS”), a wholly owned subsidiary of Harland Clarke Holdings, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as “Parsam”). Parsam’s solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management and bill presentment and payment. HFS is integrating Parsam’s solutions into its existing solution offerings. The acquisition-date purchase price was $32.6 million in cash, net of cash acquired, and subject to post-closing adjustments. In addition, the Company recorded the fair value of contingent consideration of $2.7 million, which resulted in total consideration of $35.3 million. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012 with a maximum aggregate contingent consideration of $25.0 million if the revenue targets are met (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand.

The Spectrum K12 Acquisition

On July 21, 2010, Scantron acquired Spectrum K12 School Solutions, Inc. (“Spectrum K12”). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total consideration of $32.7 million. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 with a maximum aggregate contingent consideration of $20.0 million if the revenue targets are met (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand.

The SubscriberMail and Protocol IMS Acquisitions

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. The acquisition-date aggregate consideration of $13.1 million for these transactions includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum aggregate contingent consideration of $2.0 million if the revenue targets are met (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Protocol IMS and SubscriberMail acquisitions are collectively referred to as the “2009 Acquisitions.”

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

The Data Management Acquisition

In February 2008, Scantron purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson, for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designed, manufactured and serviced scannable data collection products, including printed forms, scanning equipment and related software, and provided survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand.

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.

Harland Clarke’s primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelley & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.

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

Scantron

While the number of tests given annually in K-12 and higher education continues to grow, the demand for optical mark reader paper-based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper-based testing but also slowing the demand for Scantron’s on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron’s forms and purchase of additional hardware to process these forms. Scantron’s education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse effect on Scantron’s operating results. Data collection is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. While Scantron’s non-paper data collection business could benefit from this trend, Scantron’s paper-based data collection business could be negatively affected by this trend. Changes in the overall economy can affect the demand for data collection to the extent that Scantron’s customers adjust their research or testing expenditures.

Mafco Worldwide

Sales of licorice extract to the worldwide tobacco industry are a material part of the overall sales of Mafco Worldwide, so developments and trends within the tobacco industry may have a material effect on its operations.

Changing public attitudes toward tobacco products, an increased emphasis on the public health aspects of tobacco product consumption, increases in excise and other taxes on tobacco products and a constant expansion of tobacco regulations in a number of countries have contributed significantly to this worldwide decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry and taxation of tobacco products. Restrictive tobacco legislation has also included restrictions on where and how tobacco may be sold and used, imposition of warning labels and other graphic packaging images and restrictions on tobacco product ingredients.

Tobacco products other than cigarettes, including chewing tobacco and moist snuff, also contain licorice extract. Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. In 2009, the United States government enacted the Family Smoking Prevention and Tobacco Control Act, which provides greater regulatory oversight for the manufacture of tobacco products, including the ability to regulate tobacco product additives. As a result, the United States Food & Drug Administration has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States.

Similarly, countries outside the United States have rules restricting the use of various ingredients in tobacco products. During 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the “FCTC”). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the European Union, have become parties to the FCTC. In November 2010, the governing body of the FCTC issued guidelines that provide non-binding recommendations to restrict or ban flavoring and additives that increase the attractiveness of tobacco products and require tobacco product manufacturers to disclose ingredient information to public health authorities who would then determine whether such ingredients increase attractiveness. The European Commission and individual governments are also considering regulations to further restrict or ban various cigarette ingredients. Future tobacco product regulations may be influenced by these FCTC recommendations.

In October 2009, the Canadian federal government adopted a law that banned virtually all flavor ingredients in cigarettes and little cigars. Certain tobacco-related businesses have contended that the Canadian law effectively bans the sale in Canada of traditional American blend cigarettes containing licorice extract.

Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Some of this litigation has been settled through the payment of substantial amounts to various state governments, and United States cigarette companies significantly increased the wholesale price of cigarettes in order to recoup a portion of the settlement cost. Cigarette companies have also sought to offset the cost of these payments by changing product formulations and introducing new products with decreased ingredient costs. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may become a party to such litigation. This litigation, if successful, could have a significant negative effect on Mafco Worldwide.

The tobacco business, including the sale of cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the United States government enacted the State Children’s Health Insurance Program (SCHIP). The health programs in this legislation are being funded by an increase in the federal tax on cigarettes to $1.0066 per pack from the previous $0.39 per pack and by significant increases in federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also regularly introduced in the United States and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales.

Publicly available information suggests that the annual cigarette consumption decline is well over 4% on a worldwide basis and has accelerated in recent years. This accelerated rate of decline was due to all the factors mentioned in the discussion above. Tobacco products other than cigarettes, mainly chewing tobacco and moist snuff, also contain licorice extract and consumption of these products is concentrated primarily in the United States. Domestic consumption of chewing tobacco products has declined by approximately 7% per year over the past five years. Moist snuff consumption has increased approximately 5% per year over the past five years due at least in part to the shift away from cigarettes and other types of smoking and smokeless tobacco.

Mafco Worldwide is unable to predict whether there will be additional price or tax increases for tobacco products or the size of any such increases, or the effect of other developments in tobacco regulation or litigation or consumer attitudes on further declines in the consumption of either tobacco products containing licorice extract or on sales of licorice extract to the tobacco industry. Further material declines in sales to the tobacco industry are likely to have a significant negative effect on the financial performance of Mafco Worldwide.

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

For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements include multiple products and services or “elements.” None of these elements are deemed to be essential to the functionality of the other elements. The accounting guidance generally requires revenue earned on software arrangements involving multiple elements to be allocated proportionally to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted. In the event the Company determines that VSOE is not achieved for any of the elements of a software arrangement, the entire arrangement is bundled as a single unit and revenue is recognized ratably over the initial term of the arrangement commencing upon the delivery of the software.

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

As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis, the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for unrecognized tax benefits for items that it believes could be challenged by these taxing authorities.

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

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it measures the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with current market expectations. Significant assumptions requiring judgment are required to determine future cash flows, including but not limited to the estimated remaining useful life of the asset, future revenue streams and future expenditures to maintain the existing service potential of the asset. The Company re-evaluates the useful life of these assets at least annually to determine if events and circumstances continue to support their recorded useful lives. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets.

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

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. In 2009, the Company reduced the number of reporting units from six to five as a result of an organizational realignment and the integration of two former reporting units into a single reporting unit. In 2010, the Company further reduced the number of reporting units from five to four as a result of the integration of two former reporting units into a single reporting unit. The Company’s reporting units are now the same as its reportable segments.

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

The Company measures impairment of its indefinite-lived tradename based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company obtains by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames are licensed in the marketplace. The Company also re-evaluates the useful life of this asset to determine whether events and circumstances continue to support an indefinite useful life.

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

Intangible assets that are deemed to have a finite life are amortized over their estimated useful life generally using accelerated methods that are based on expected cash flows. They are also evaluated for impairment as discussed above in “Long-Lived Assets.”

Contingent Consideration Arrangements — The Company has entered into contingent consideration arrangements in conjunction with recent acquisitions. These arrangements are in the form of earn-out agreements with payments based on the achievement of certain revenue targets over specified time periods after the date of the acquisition. The fair value of these contingent consideration arrangements is recorded as a liability on the date of the acquisition, except for arrangements that are considered to be employee compensation for services rendered. In those cases, the fair value is recorded as a liability and compensation expense ratably over the requisite service period. The fair value of these arrangements is subject to remeasurement as of each balance sheet date.

The fair value of each arrangement is estimated utilizing a discounted cash flow analysis. The analysis considers, among other things, estimates of future revenues which involve significant estimates by management. Changes in estimates of revenues could have a material effect on the fair value of liabilities for contingent consideration arrangements with any changes in fair value being recognized in net income.

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

Pensions and Other Postretirement Benefits — The Company sponsors defined benefit pension plans, which cover certain current and former Company employees who meet eligibility requirements. The Company also sponsors unfunded defined benefit postretirement plans that cover certain former salaried and non-salaried employees. One postretirement benefit plan provides healthcare benefits and the other provides life insurance benefits. The Company consults with outside actuaries who use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on pension plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected healthcare cost trend rate to estimate these factors.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The operating results for the years ended December 31, 2010 and 2009, as reflected in the accompanying consolidated statements of income and described below, include the acquired Parsam, Spectrum K12, SubscriberMail and Protocol IMS businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2010	2009

Consolidated Net Revenues:
Harland Clarke segment	$1,191.2	$1,226.0
Harland Financial Solutions segment	282.7	278.9
Scantron segment	203.7	208.0
Licorice Products segment	111.4	101.8
Eliminations	(6.4)	(0.6)

Total	$1,782.6	$1,814.1

Net revenues decreased by $31.5 million, or 1.7%, to $1,782.6 million in 2010 from $1,814.1 million in 2009.

Net revenues for the Harland Clarke segment decreased by $34.8 million, or 2.8%, to $1,191.2 million in 2010 from $1,226.0 million in 2009. The decrease was primarily due to volume declines in check and related products, the loss of a client and a decrease in revenues per unit, partially offset by a $27.0 million increase in revenues from the businesses acquired in the 2009 Acquisitions, the addition of new clients, and a one-time payment received as a result of the loss of a client. Revenues from new client additions more than offset lost revenues from client losses. Net revenues in the 2010 period included charges of $0.6 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.

Net revenues for the Harland Financial Solutions segment increased by $3.8 million, or 1.4%, to $282.7 million in 2010 from $278.9 million in 2009. Increases in term license, maintenance, outsourced host processing revenues and early termination fees as well as revenues from the Parsam acquisition were partially offset by decreases in other license revenues and hardware sales.

Net revenues for the Scantron segment decreased by $4.3 million, or 2.1%, to $203.7 million in 2010 from $208.0 million in 2009. The decrease was primarily due to declines in forms, hardware and service maintenance revenues, partially offset by increases in revenues from web-based products and services for the education market, sales of a solution that assists financial institutions with the implementation of changes to federal regulations during 2010 regarding overdraft services provided to financial institution customers and revenues from the Spectrum K12 acquisition. Net revenues in the 2010 period included charges of $2.1 million for non-cash fair value acquisition accounting adjustments to deferred revenue primarily related to the Spectrum K12 acquisition.

Net revenues for the Licorice Products segment increased by $9.6 million, or 9.4%, to $111.4 million in 2010 from $101.8 million in 2009. Magnasweet and pure licorice derivative sales increased by $4.8 million primarily due to an increase in shipment volumes to international customers. Sales of licorice extract to the worldwide tobacco industry increased by $3.2 million in 2010 compared to 2009. Certain customers reduced their licorice extract purchases during 2009 and resumed more normal purchase patterns in 2010. Sales of licorice extract to non-tobacco customers increased by $1.6 million primarily due to an increase in shipment volumes to confectionery customers partially offset by the unfavorable impact of the U.S. dollar translation of Mafco Worldwide’s Euro denominated sales due to the stronger dollar in 2010 versus 2009.

Elimination of net revenues increased to $6.4 million in the 2010 period from $0.6 million in the 2009 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These intersegment sales are related to solutions that assist financial institutions with the implementation of changes to federal regulations during 2010.

Cost of Revenues:

	Year Ended December 31,
	2010	2009

Consolidated Cost of Revenues:
Harland Clarke segment	$730.9	$764.3
Harland Financial Solutions segment	121.7	119.6
Scantron segment	112.4	114.4
Licorice Products segment	69.9	57.7
Eliminations	(6.4)	(0.6)

Total	$1,028.5	$1,055.4

Cost of revenues decreased by $26.9 million, or 2.5%, to $1,028.5 million in 2010 from $1,055.4 million in 2009.

Cost of revenues for the Harland Clarke segment decreased by $33.4 million, or 4.4%, to $730.9 million in 2010 from $764.3 million in 2009. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, primarily resulting from restructuring activities. Additionally, lower volumes resulted in lower delivery, materials, and other variable overhead expenses. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by a $4.6 million increase in amortization expense resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.4% in 2010 as compared to 62.3% in 2009.

Cost of revenues for the Harland Financial Solutions segment increased by $2.1 million, or 1.8%, to $121.7 million in 2010 from $119.6 million in 2009. The increase in cost of revenues was primarily due to a $1.7 million increase in amortization expense resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Additional increases due to labor and related expenses and costs associated with the business acquired in the Parsam acquisition were offset by lower hardware and third-party license costs. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.0% in 2010 as compared to 42.9% in 2009.

Cost of revenues for the Scantron segment decreased by $2.0 million, or 1.7%, to $112.4 million in 2010 from $114.4 million in 2009. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities, partially offset by costs associated with the business acquired in the Spectrum K12 acquisition and an increase in delivery costs related to the Company’s solution that assists financial institutions with the implementation of changes to federal regulations during 2010. Cost of revenues as a percentage of revenues for the Scantron segment was 55.2% in 2010 as compared to 55.0% in 2009.

Cost of revenues for the Licorice Products segment increased by $12.2 million, or 21.1%, to $69.9 million in 2010 from $57.7 million in 2009. The increase in cost of revenues was primarily due to the increase in sales, a change in the mix of products sold and increased raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 62.7% in 2010 as compared to 56.7% in 2009 due to the factors mentioned above and lower average revenues per unit.

Elimination of cost of revenues increased to $6.4 million in the 2010 period from $0.6 million in the 2009 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to solutions that assist financial institutions with the implementation of changes to federal regulations during 2010.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2010	2009

Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$206.3	$206.6
Harland Financial Solutions segment	109.6	112.1
Scantron segment	58.8	55.9
Licorice Products segment	13.1	12.0
Corporate	26.7	29.0

Total	$414.5	$415.6

Selling, general and administrative expenses decreased by $1.1 million, or 0.3%, to $414.5 million in 2010 from $415.6 million in 2009.

Selling, general and administrative expenses for the Harland Clarke segment decreased by $0.3 million, or 0.1%, to $206.3 million in 2010 from $206.6 million in 2009. The decrease was primarily due to labor cost reductions resulting from restructuring activities and reductions in advertising and selling expenses, substantially offset by costs of the businesses acquired in the 2009 Acquisitions, investments in growth initiatives and an increase in travel expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.3% in 2010 as compared to 16.9% in 2009.

Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $2.5 million, or 2.2%, to $109.6 million in 2010 from $112.1 million in 2009. The decrease was primarily due to labor cost reductions resulting from restructuring activities, a reduction in compensation expense related to an incentive agreement, and decreases in general overhead expenses and depreciation, partially offset by an increase in selling expenses, an increase in occupancy costs and costs associated with the business acquired in the Parsam acquisition. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $1.1 million and $3.5 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 38.8% in 2010 as compared to 40.2% in 2009.

Selling, general and administrative expenses for the Scantron segment increased $2.9 million, or 5.2%, to $58.8 million in 2010 from $55.9 million in 2009. The increase was primarily due to costs associated with the business acquired in the Spectrum K12 acquisition and increases in management, sales and product development personnel in connection with investments in growth initiatives, partially offset by cost reductions resulting from restructuring activities and a decrease in integration expenses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 28.9% in 2010 as compared to 26.9% in 2009.

Selling, general and administrative expenses for the Licorice Products segment increased $1.1 million, or 9.2%, to $13.1 million in 2010 from $12.0 million in 2009. The increase was primarily due to lower income earned on Mafco Worldwide’s overfunded pension plan and severance expenses in 2010. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 11.8% in 2010 and 2009.

Corporate selling, general and administrative expenses decreased $2.3 million, or 7.9%, to $26.7 million in 2010 from $29.0 million in 2009, primarily due to decreased deferred directors’ compensation and amortization expense for restricted stock due to a decrease in the price of the Company’s common stock during 2010, partially offset by $2.2 million in transaction expenses related to Harland Clarke Holdings merger and acquisition activities and increases in general overhead expenses.

Asset Impairment Charges

During the 2010 period, the Company recorded non-cash impairment charges of $3.7 million for the Harland Clarke segment primarily related to the abandonment of a development project, an adjustment to the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell and restructuring related impairments of property, plant and equipment.

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

Restructuring Costs

The Company adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.

During 2010, the Company recorded restructuring costs of $12.3 million for the Harland Clarke segment and Corporate, $2.8 million for the Harland Financial Solutions segment and $7.2 million for the Scantron segment related to these plans. During 2009, the Company recorded restructuring costs of $25.7 million for the Harland Clarke segment and Corporate, $3.8 million for the Harland Financial Solutions segment and $3.0 million for the Scantron segment related to these plans. (see Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Interest Income

Interest income was $1.0 million in 2010 as compared to $1.7 million in 2009. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party (see Note 20 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Interest Expense

Interest expense was $117.8 million in 2010 as compared to $139.1 million in 2009. The decrease in interest expense was primarily due to lower effective interest rates as well as a decrease in total debt outstanding.

Gain on Early Extinguishment of Debt

During 2009, the Company extinguished debt with a total principal amount of $136.9 million by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million, resulting in a gain of $65.0 million after the write-off of $4.3 million of unamortized deferred financing fees related to the extinguished debt. The Company did not purchase any Harland Clarke Holdings 2015 Senior Notes during the 2010 period (see Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other (Expense) Income, Net

Other (expense) income, net was an expense of $0.7 million in 2010 as compared to an expense of $1.1 million in 2009. The expense in 2010 was primarily due to a loss on the sale of the remaining investment in auction-rate securities (“ARS”). The expense in 2009 was primarily due to a loss on the sale of certain ARS issues and the reclassification of all unrealized losses on ARS from accumulated other comprehensive income (loss) to earnings, partially offset by the favorable settlement of a claim against the Company related to a previously owned business and a gain on the sale of the Company’s remaining interest in a joint venture.

Provision for Income Taxes

The Company’s effective tax rate was 38.3% in 2010 and 37.9% in 2009. The increase was primarily due to a charge in 2010 for the change in federal law relating to the deductibility of retiree prescription drug subsidies, the release of a reserve for uncertain tax positions in 2010 that was less than a similar release in 2009 and an increase in the valuation allowance for capital losses, partially offset by an increased benefit from the domestic production activities deduction.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The operating results for the years ended December 31, 2009 and 2008, as reflected in the accompanying consolidated statements of income and described below, include the acquired Protocol IMS, Transaction Holdings and Data Management businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2009	2008

Consolidated Net Revenues:
Harland Clarke segment	$1,226.0	$1,290.4
Harland Financial Solutions segment	278.9	293.7
Scantron segment	208.0	211.3
Licorice Products segment	101.8	111.6
Eliminations	(0.6)	(0.8)

Total	$1,814.1	$1,906.2

Net revenues decreased by $92.1 million, or 4.8%, to $1,814.1 million in 2009 from $1,906.2 million in 2008.

Net revenues for the Harland Clarke segment decreased by $64.4 million, or 5.0%, to $1,226.0 million in 2009 from $1,290.4 million in 2008. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn. Declines in volumes were partially offset by increased revenues per unit.

Net revenues for the Harland Financial Solutions segment decreased by $14.8 million, or 5.0%, to $278.9 million in 2009 from $293.7 million in 2008. The decrease was primarily due to declines in license, hardware and professional services revenues as well as in mortgage products, partially offset by increases in lending products. The Company believes the declines were partially affected by the economic downturn, which has negatively affected financial institution purchases.

Net revenues for the Scantron segment decreased by $3.3 million, or 1.6%, to $208.0 million in 2009 from $211.3 million in 2008. The Data Management Acquisition accounted for an increase of $14.6 million. The remaining $17.9 million decrease was a result of volume declines in hardware and forms products, partially offset by organic growth in software products. The Company believes transactions related to hardware and forms product lines were partially affected by the economic downturn.

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

Restructuring Costs

During 2007 and 2008, as a result of acquisition activity, the Company adopted plans to restructure its businesses. These plans focused on improving operating margins through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. As a result of the economic downturn and the sales decline experienced in recent periods, the Company adopted further restructuring plans during 2008 and 2009 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.

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

For recent developments with regard to the Transfer Agreement, see Non-Operating Contingent Claims, Indemnification and Insurance Matters in the Liquidity Assessment section of this Item 7.

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

Affiliate Transactions

MacAndrews & Forbes LLC (formerly MacAndrews & Forbes Inc.), a wholly owned subsidiary of Holdings, provides the services of the Company’s Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services pursuant to the terms of a management services agreement (the “Management Services Agreement”). Under the terms of the Management Services Agreement, the Company pays MacAndrews & Forbes LLC an annual fee of $10.0 million for these services. The Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes LLC and its affiliates and personnel.

The Management Services Agreement provides for termination of the agreement on December 31, 2011, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company. Neither party provided notice in 2010; therefore MacAndrews & Forbes LLC will continue to provide these services in 2011 under the terms of the existing agreement.

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vested in equal installments on each of the three anniversaries of the issuance date. The Company recognized non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock was revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.6 million, $2.1 million and $0.9 million related to the Restricted Stock in 2010, 2009 and 2008, respectively.

As discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company paid $2.0 million to Holdings in February 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third-party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $0.2 million through June 2011 at an interest rate of 7.5%.

At December 31, 2010, the Company recorded prepaid expenses of $1.1 million and other current liabilities of $0.2 million relating to the directors and officers insurance programs and financing arrangements. At December 31, 2009, the Company recorded prepaid expenses and other assets of $1.2 million and $0.8 million and other current liabilities and other liabilities of $0.7 million and $0.2 million, respectively, relating to the directors and officers insurance programs and financing arrangements. The Company paid $1.1 million, $0.8 million and $0.6 million to Holdings in 2010, 2009 and 2008, respectively, under the insurance programs, including amounts due under the financing arrangements.

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

Notes Receivable

In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 million, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0 million, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the facility and note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 million of principal in 2010.

During 2010, the Company received $3.0 million in payments and released no draws on the revolver, bringing the principal balance of the note and the senior secured credit facility to $4.0 million and $0.0 million, respectively, at December 31, 2010. During 2009, Harland Clarke Holdings received $15.0 million in payments and released $9.8 million in draws on the revolver, bringing the principal balance of the note and the senior secured credit facility to $7.0 million and $0.0 million, respectively, at December 31, 2009. The outstanding balance on the note is included in other assets in the consolidated balance sheets included elsewhere in this Annual Report on Form 10-K. Interest income of $0.4 million, $0.8 million and $0.4 million was recorded in 2010, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities for the year ended December 31, 2010 was $293.5 million as compared to $206.4 million during the year ended December 31, 2009. The increase in net cash provided by operating activities of $87.1 million was due to changes in working capital and an increase in cash flow from operations. The changes in working capital were primarily due to the timing of payments related to other accrued expenses and prepaid expenses and lower inventory requirements during 2010 compared to 2009.

The Company’s net cash used in investing activities was $46.8 million for year ended December 31, 2010 as compared to $72.1 million for year ended December 31, 2009. The decrease in cash used in investing activities during 2010 compared to 2009 was primarily due to proceeds of $53.1 million from the sale and redemption of marketable securities and lower capital expenditures in 2010, partially offset by an increase of $49.8 million expended for the acquisition of businesses, net of cash acquired in these acquisitions in 2010. Another factor contributing to the decrease was the Company’s investment in marketable securities of $24.6 million in 2009.

The Company’s net cash used in financing activities was $67.5 million for the year ended December 31, 2010 as compared to $102.8 million for the year ended December 31, 2009. The decrease in net cash used in financing activities was primarily due to the extinguishment of $136.9 million principal amount of Harland Clarke Holdings 2015 Senior Notes for an aggregate purchase price of $67.6 million during 2009, partially offset by $22.2 million of repayments of short-term debt during 2010 and $24.2 million of net payments on credit facilities by Mafco Worldwide during 2010. Mafco Worldwide made $55.2 million of repayments on its previous credit facility during 2010 and received $31.0 million from draws on its new credit facility during 2010.

M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries and $87.5 million in cash and cash equivalents. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions. During the year ended December 31, 2010, M & F Worldwide received cash dividend payments in the amount of $31.2 million and $1.5 million from Harland Clarke Holdings and Mafco Worldwide, respectively. During the year ended December 31, 2009, M & F Worldwide received cash dividend payments in the amount of $41.3 million and $1.5 million from Harland Clarke Holdings and Mafco Worldwide, respectively. Funds from the 2009 dividends covered certain public company and other overhead expenses incurred by M & F Worldwide since the Harland Acquisition.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2010, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 year	years	years	5 years
	(in millions)

Revolving credit facilities(1)(7)	$31.0	$—	$—	$31.0	$—
Senior secured term loans(2)(7)	1,737.0	18.0	36.0	1,683.0	—
Senior notes(3)(7)	478.1	—	—	478.1	—
Interest on long-term debt(4)(7)	364.1	102.4	184.8	76.9	—
Capital lease obligations and other indebtedness	5.2	1.7	2.5	1.0	—
Operating lease obligations	113.3	27.4	42.5	23.8	19.6
Raw material purchase obligations	22.3	22.0	0.3	—	—
Other long-term liabilities	14.5	0.7	1.9	1.6	10.3
Client incentive payments(5)	94.8	56.2	34.0	4.1	0.5
Other purchase obligations(6)	22.7	12.7	8.7	1.3	—
Postretirement benefit payments	6.4	0.6	1.3	1.3	3.2
Contingent consideration arrangements(8)	8.2	4.6	3.6	—	—
Pension benefit payments	7.6	0.3	1.3	1.2	4.8
Directors & Officers insurance financing	0.2	0.2	—	—	—

Total	$2,905.4	$246.8	$316.9	$2,303.3	$38.4

(1)	Revolving credit facilities consist of Harland Clarke Holdings’ and Mafco Worldwide’s revolving credit facilities. Harland Clarke Holdings’ $100.0 million revolving credit facility will mature on June 28, 2013. Mafco Worldwide’s $45.0 million revolving credit facility will mature on December 15, 2015. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Harland Clarke Holdings’ $1,800.0 million senior secured term loan will mature on June 30, 2014, and Harland Clarke Holdings is required to make payments of principal in the amount of $18.0 million per year in equal quarterly installments. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	The senior notes will mature in 2015 and include $271.3 million of Harland Clarke Holdings’ fixed rate notes and $206.8 million of Harland Clarke Holdings’ floating rate notes. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2010 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowing under the Harland Clarke Holdings revolving credit facility remains at zero, as it was on December 31, 2010 and Mafco Worldwide revolving credit facility remains at $31.0 million, as it was on December 31, 2010, and all mandatory payments are made.

(5)	Represents unpaid amounts under existing client contracts.

(6)	Purchase obligations include amounts due under contracts with third-party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.

(7)	The credit facilities and senior notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See Note 14 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.

(8)	Represents the recorded liabilities for contingent consideration arrangements as of December 31, 2010. See Notes 3 and 16 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

At December 31, 2010, the Company had a net deferred tax liability of $421.7 million. Deferred tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. At December 31, 2010, the Company had unrecognized tax benefits of $12.1 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table.

Mafco Worldwide expects to contribute approximately $0.8 million to its defined benefit pension plans in 2011.

Mafco Worldwide Credit Agreement

On December 15, 2010, Mafco Worldwide entered into a credit agreement governing a $45.0 million, five-year revolving credit facility (the “Mafco Revolving Credit Agreement”). Approximately $30.0 million was drawn on December 15, 2010 to prepay term borrowings under Mafco Worldwide’s former credit agreement and to pay fees and expenses in connection with the refinancing. The indebtedness under the Mafco Revolving Credit Agreement is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Revolving Credit Agreement and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and the Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Revolving Credit Agreement bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin ranging from 1.5% to 2.0% or an alternative base rate plus an applicable margin ranging from 0.5% to 1.0% depending on Mafco Worldwide’s consolidated leverage ratio at the end of each fiscal quarter.

The Mafco Revolving Credit Agreement contains affirmative and negative covenants customary for such financing. The Mafco Revolving Credit Agreement also requires Mafco Worldwide to maintain a maximum total debt ratio and a minimum consolidated interest expense ratio as of the last day of each fiscal quarter. The Mafco Revolving Credit Agreement contains events of default customary for such financing, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc. and of EVD Holdings Inc. and Mafco Shanghai Corporation, subsidiaries of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.

The borrowings under the Mafco Revolving Credit Agreement are repayable in full on December 15, 2015. At December 31, 2010, there was $31.0 million principal amount of borrowings outstanding under the Mafco Revolving Credit Agreement and there was $14.0 million available for borrowing. There were no letters of credit issued by Mafco Worldwide as of December 31, 2010.

Mafco Worldwide’s French subsidiary has credit agreements renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.0 million at December 31, 2010) for working capital purposes. The French subsidiary had no borrowings at December 31, 2010.

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

The term loan facility has an aggregate principal amount of $1,800.0 million which was drawn in full on May 1, 2007. The term loan facility is required to be repaid in quarterly installments of $4.5 million until maturity. The term loan facility requires that a portion of Harland Clarke Holdings’ excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. An excess cash flow payment of approximately $3.5 million will be paid in 2011 with respect to 2010 and will be applied against other mandatory payments due in 2011 under the terms of the facility. No such excess cash flow payment was paid in 2010 with respect to 2009 and no such excess cash flow payment was paid in 2009 with respect to 2008. The balance of the term loan facility is due in full in 2014.

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

The credit facilities have a commitment fee of 0.50% for the unused portion of the revolver and a weighted average commitment fee of 2.52% for issued letters of credit. Interest rate margins and commitment fees under the revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratios.

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

As of December 31, 2010, $1,737.0 million principal amount was outstanding under the term loan facility. As of December 31, 2010, no amounts were drawn under Harland Clarke Holdings’ $100.0 million revolving credit facility, and Harland Clarke Holdings had $91.8 million available for borrowing (giving effect to the issuance of $8.2 million of letters of credit).

During 2009 and 2010, Harland Clarke Holdings entered into interest derivative transactions in the form of three-year interest rate swaps with notional amounts totaling $855.0 million currently outstanding, which swap the underlying variable rate for fixed rates ranging from 1.264% to 2.353%. Those derivatives are being accounted for as cash flow hedges. The purpose of the transactions is to limit the Company’s risk on a portion of Harland Clarke Holdings’ variable rate term loan.

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

During 2009, Harland Clarke Holdings extinguished $136.9 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million. Harland Clarke Holdings did not purchase any 2015 Senior Notes during 2010.

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

Harland Clarke Holdings

In addition to normal operating cash, working capital requirements and service of indebtedness, Harland Clarke Holdings also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2010, 2009 and 2008, Harland Clarke Holdings incurred $38.6 million, $42.2 million and $48.2 million of capital expenditures and $0.1 million, $0.3 million and $0.7 million of capitalized interest, respectively. Capital expenditures for the years ended December 31, 2009 and 2008 include $11.8 million and $21.7 million, respectively, related to integration projects.

•	Contract Acquisition Payments. During the years ended December 31, 2010, 2009 and 2008, Harland Clarke Holdings made $39.6 million, $39.5 million and $43.8 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Harland Clarke Holdings historical operations, as well as related to the acquisition of John H. Harland Company, the Data Management Acquisition, the Transaction Holdings Acquisition and the acquisition of Protocol IMS. During the years ended December 31, 2010, 2009 and 2008, Harland Clarke Holdings made $14.4 million, $33.6 million and $19.2 million of payments for restructuring, respectively.

The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During 2009, Harland Clarke Holdings extinguished $136.9 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million. Harland Clarke Holdings did not purchase any 2015 Senior Notes during 2010. Harland Clarke Holdings also used cash on hand to fund the aggregate $61.2 million, net of cash acquired, expended for both the Spectrum K12 and Parsam acquisitions in 2010 and the $135.4 million, net of cash acquired, expended for the GlobalScholar acquisition on January 3, 2011.

Mafco Worldwide

In addition to normal operating cash, working capital requirements and service of indebtedness, Mafco Worldwide also requires cash to fund capital expenditures, periodically build raw materials inventories and fund administrative and other expenses regarding indemnified liabilities.

•	Capital Expenditures. During the years ended December 31, 2010, 2009 and 2008, Mafco Worldwide incurred $1.3 million, $1.6 million and $1.2 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.

Cash Flow Risks

Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay their debt or to fund other liquidity needs. As of December 31, 2010, Harland Clarke Holdings had $91.8 million of availability under its revolving credit facility (after giving effect to the issuance of $8.2 million of letters of credit) and Mafco Worldwide had $14.0 million of availability under its revolving credit facility. There were no letters of credit issued by Mafco Worldwide as of December 31, 2010. The Company may also use the revolving credit facilities to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources is insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.

Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for approximately three years. At December 31, 2010, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.

In 2010, Mafco Worldwide’s ten largest customers, six of which are manufacturers of tobacco products, accounted for approximately 4% of the Company’s consolidated net revenues (and approximately 63% of Mafco Worldwide’s net revenues). If any of Mafco Worldwide’s significant customers were to stop purchasing licorice from Mafco Worldwide, it would have a significant negative effect on the financial results of Mafco Worldwide, which would also create severe liquidity difficulties for Mafco Worldwide.

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

In 1988, a predecessor of Pepsi-Cola Metropolitan Bottling Company, Inc. (the “Original Indemnitor”) sold to Pneumo Abex various operating businesses, all of which Pneumo Abex re-sold by 1996. Prior to the 1988 sale, those businesses had manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the “Friction Buyer”) of Cooper Industries, Inc. (now Cooper Industries, LLC, the “Friction Guarantor”) assumed all liability for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Following the Friction Products sale, Pneumo Abex treated the Division as a discontinued operation and stopped including the Division’s assets and liabilities in its financial statements.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary and its successors have pursued litigation against the insurers providing this coverage in order to confirm its availability and obtain its benefits. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2010, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

While the Friction Guarantor has been fulfilling its obligation under the Mutual Guaranty to guarantee the Friction Buyer’s performance since October 2001, when the successor in interest to the Friction Buyer filed for Chapter 11 bankruptcy and stopped performing itself, in May 2010, Pneumo Abex commenced the

Transfer Lawsuit in the New York Supreme Court against the Friction Guarantor and certain of its affiliates alleging, among other things, that various corporate transactions in which the Friction Guarantor and its affiliates had engaged since 2002 had improperly reduced the resources available to satisfy the Mutual Guaranty. Pneumo Abex seeks in the Transfer Lawsuit injunctive relief remedying the financial consequences of these corporate transactions to Pneumo Abex, a constructive trust over the transferred assets, and damages. The Friction Guarantor has continued to perform under the Mutual Guaranty during the pendency of the Transfer Lawsuit and the Company still considers Pneumo Abex’s contingent claims assumed by the Friction Buyer in the Friction Products sale to be the financial responsibility of the Friction Guarantor under the Mutual Guaranty. Based upon the Original Indemnitor’s repeated acknowledgements of its obligations, management’s view of the aggregate resources of the Friction Guarantor and the noted affiliates, the active management by both the Original Indemnitor and the Friction Guarantor of pending contingent claims, the discharging of the related liabilities when required, and their respective financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood that Pneumo Abex will be required to pay material amounts of unreimbursed expense for its contingent claims is remote.

On February 1, 2011, the Company, an affiliate of Holdings, the Friction Guarantor and certain affiliates of the Friction Guarantor entered into the Settlement Agreement to settle the Transfer Lawsuit and certain counterclaims that the Friction Guarantor could bring in the Transfer Lawsuit against the Company.

Pursuant to the Settlement Agreement, the direct owner of Pneumo Abex will transfer all of the membership interests in Pneumo Abex to the Settlement Trust, and the Settlement Trust will become the sole owner and new managing member of Pneumo Abex. The Company will also contribute a total of $15.0 million to Pneumo Abex, half of which is being paid to liquidate an existing indemnification obligation of Mafco Worldwide to Pneumo Abex relating to a reorganization of Pneumo Abex and Mafco Worldwide in 2004. In addition, the Company will pay $5.0 million into the Settlement Trust. Under the Settlement Agreement, the Settlement Trust will also receive a capital contribution from the Friction Guarantor, consisting of a cash contribution of $250.0 million payable at closing and a note in the amount of $57.5 million payable over four years that is guaranteed by certain parent entities of the Friction Guarantor, subject to certain adjustments.

Following the closing under the Settlement Agreement:

•	Pneumo Abex, owned by the Settlement Trust, will continue to resolve asbestos-related claims asserted against it in the tort system,

•	The Settlement Trust will indemnify Pneumo Abex with respect to the defense and resolution of the asbestos-related claims formerly subject to the Mutual Guaranty,

•	The Friction Guarantor’s obligation to indemnify Pneumo Abex pursuant to the Mutual Guaranty will terminate,

•	The Company will be indemnified by the Settlement Trust against any liability for the matters formerly subject to the Mutual Guaranty, and

•	All other insurance and indemnification rights of Pneumo Abex owing from third parties will remain assets of Pneumo Abex.

The Settlement Agreement is subject to the satisfaction or waiver of various closing conditions, including, among other things, the receipt of a confirmation from the Internal Revenue Service concerning the tax treatment of the transactions contemplated by the Settlement Agreement and an approval by the Supreme Court of the State of New York, County of New York of a stipulation of dismissal of the claims pending or that could have been pending in the Transfer Lawsuit. The parties to the Settlement Agreement received the requisite court approval on February 17, 2011.

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

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings’ businesses. In the stock purchase agreement executed in connection with the 2005 acquisition of the predecessor of Harland Clarke Holdings by the Company, Honeywell International Inc. agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees.

Other

A series of commercial borrowers in eight states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2010, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries and Mafco Worldwide and its subsidiaries;

•	further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic downturn and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company’s earnings, total assets and market prices of the Company’s outstanding securities;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’ and Mafco Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment and to grow Scantron’s web-based education business;

•	our ability to achieve VSOE for software businesses we have acquired or will acquire, which could affect the timing of recognition of revenue;

•	changes in contingent consideration estimates related to acquisition earn-out arrangements;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts as additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, asbestos, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	any material failure of the indemnification, assumption, guaranty or management arrangements that protect Pneumo Abex against contingent claims;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

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

At December 31, 2010, Harland Clarke Holdings had $1,737.0 million of term loans outstanding under its credit agreement, $8.2 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. At December 31, 2010, Mafco Worldwide had $31.0 million of borrowings and no letter of credit outstanding under its revolving credit agreement. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding as of December 31, 2010 would have resulted in an increase in its annual interest expense of approximately $9.1 million, including the effect of the interest rate derivative transactions discussed below.

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

As of December 31, 2010, the Company’s net foreign currency market exposures were $51.7 million. This is the value of the equity of the investments in the foreign subsidiaries in France, Ireland, Canada, India, Israel and China. Most of the Company’s export sales and purchases of licorice raw materials are made in United States dollars. Mafco Worldwide’s French subsidiary sells in several foreign currencies as well as the United States dollar and purchases raw materials principally in United States dollars. Mafco Worldwide’s Chinese subsidiaries primarily sell finished products and purchase raw materials in United States dollars. Since the exposures are not material on these transactions, the Company does not generally hedge against foreign currency fluctuations.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $4.0 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $6.1 million decrease in the related assets or liabilities.

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

The Company’s management, with the participation of M & F Worldwide’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on that evaluation, M & F Worldwide’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

There were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of M & F Worldwide Corp.

We have audited M & F Worldwide Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). M & F Worldwide Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M & F Worldwide Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of M & F Worldwide Corp. and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
March 4, 2011

Item 9B.	Other Information

None.

PART III

The Company will provide the information otherwise set forth in Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2011 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2011.

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

(3)  Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and IC Industries, Inc. (predecessor of Pepsi-Cola Metropolitan Bottling Company, Inc. (incorporated by reference to Exhibit 2.1 to Pneumo Abex’s Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to Exhibit 10.4 to Abex Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
2.2	Asset Purchase Agreement, dated as of November 21, 1994, by and between Pneumo Abex and Wagner Electric Corporation (incorporated by reference to Exhibit 1 to Abex Inc.’s Current Report on Form 8-K dated November 21, 1994).
2.3	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated October 31, 2005).
2.4	Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 20, 2006).
2.5	Membership Interest Purchase Agreement by and among M & F Worldwide Corp., NCS Pearson Inc. and Pearson Inc., dated as of February 13, 2008 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).
2.6	Securities Purchase Agreement, dated as of December 15, 2010, by and between Scantron Corporation and KUE Digital International LLC (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 16, 2010).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated April 30, 1996).
3.2	Certificate of Designations, Powers, Preferences and Rights of Series B Non-Cumulative Perpetual Participating Preferred Stock of M & F Worldwide Corp. (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.’s Form 8-K dated April 20, 2001).
3.3	By-laws of M & F Worldwide Corp. as currently in effect (incorporated by reference to Exhibit 3.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated December 27, 2007).
4.1	Registration Rights Agreement between Holdings and the Company (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Holdings Inc., MCG Holdings Inc. and Holdings in connection with the Company’s capital stock).
4.2	Indenture dated as of May 1, 2007 among Harland Clarke Holdings Corp., the co-issuers and guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit No.	Description

4.3	Registration Rights Agreement (relating to the initial notes) dated as of May 1, 2007 by and among Harland Clarke Holdings Corp., the Guarantors (listed therein), Credit Suisse Securities (USA) LLC, Bear, Stearns & Co., Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.4	Credit Agreement dated as of December 8, 2005 among Flavors Holdings Inc., Mafco Worldwide Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents (incorporated by reference to Exhibit 4.4 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.5	Guarantee and Collateral Agreement made by Flavors Holdings Inc., Mafco Worldwide Corporation, and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.5 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.6	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent, Mortgagee, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.6 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.7	Credit Line Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Grantor, in favor of Kanawha Land Title Services, LLC, as Trustee, for the use and benefit of, JP Morgan Chase Bank, N.A., as Administrative Agent, Beneficiary, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.7 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.8	Notice of Grant of Security Interest in Trademarks, dated as of January 30, 2006, made by Mafco Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.8 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.9	Credit Agreement, dated as of April 4, 2007 among Harland Clarke Holdings Corp., the Subsidiary Borrowers (listed therein), the Lenders (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 4.5 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.10	First Amendment to Credit Agreement, dated as of May 4, 2007, by and among Harland Clarke Holdings Corp., the lender parties (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.6 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.11	Guarantee and Collateral Agreement, dated as of May 1, 2007, by and among Harland Clarke Holdings Corp. and certain subsidiaries in favor of Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.7 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.12	Assumption Agreement, dated as of May 1, 2007 by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc., Centralia Holding Corp. and John H. Harland Company of Puerto Rico in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.8 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit No.	Description

4.13	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among B(2)Direct, Inc., Checks in the Mail, Inc. and Clarke American Checks, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.9 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.14	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc. and HFS Core Systems, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent (incorporated by reference to Exhibit 4.10 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.15	Joinder Agreement, dated as of May 1, 2007, by and among B(2)Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc., New CS, Inc., New SCSFH, Inc., H Acquisition Corp., New SCH, Inc., New SFH, Inc. and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.11 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.16	Joinder Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc. and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 4.12 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.17	Deed to Secure Debt by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5096 Panola Industrial Blvd, Decatur, Georgia and 2933-2939 Miller Road, Decatur, Georgia) (incorporated by reference to Exhibit 4.14 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.18	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Scantron Corporation in favor of First American Title Insurance Company, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2020 South 156 Circle, Omaha, Nebraska) (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.19	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Checks In The Mail Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2435 Goodwin Lane, New Braunfels, Texas) (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.20	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Harland Clarke Corp. in favor of First American Title Insurance Agency, LLC, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (4867-4883 West Harold Gatty Road, Salt Lake City, Utah) (incorporated by reference to Exhibit 4.20 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.21*	Credit Agreement, dated as of December 15, 2010, by and among Mafco Worldwide Corporation, the lenders from time to time party thereto, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Lead Arranger.
10.1	Mutual Guaranty Agreement, dated as of December 30, 1994, between Abex Inc. and Cooper Industries Inc. (incorporated by reference to Exhibit 10.29 to Abex Inc.’s Registration Statement on Form S-4, Commission File No. 33-92188).
10.2	Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT’s Current Report on Form 8-K dated June 28, 1995).
10.3	Letter Agreement, dated as of June 26, 1995, between the Company and Mafco Consolidated Group LLC (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 28, 1995).

Exhibit No.	Description

10.4	Letter Agreement, dated as of February 5, 1996, between the Company and Mafco Consolidated Group LLC (incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D dated February 8, 1996 filed by Holdings, Mafco Consolidated Group LLC and Mafco Consolidated Holdings Inc. in connection with the Company’s capital stock).
10.5	Contract between Mafco Worldwide Corporation and Licorice & Paper Employees Association of Camden, New Jersey effective June 1, 2008.
10.6+	Stephen G. Taub Executive Employment Agreement (incorporated by reference to Exhibit 10.29 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.7+	First Amendment to the Employment Agreement by and between Mafco Worldwide Corporation and Stephen G. Taub, dated as of October 31, 2006 (incorporated by reference to M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2006).
10.8+	Second Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of August 1, 2001, as amended as of October 31, 2006, between Mafco Worldwide Corporation and Stephen G. Taub (incorporated by reference to Exhibit 10.3 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.9	Second Amended and Restated Management Services Agreement, dated as of June 30, 2007, by and between MacAndrews & Forbes Inc., and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 25, 2007).
10.10+	M & F Worldwide Corp. Amended and Restated Outside Directors Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Registration Statement on Form S-8 dated November 21, 2008).
10.11+	M & F Worldwide Corp. 2003 Stock Option Plan (incorporated by reference to M & F Worldwide Corp.’s Definitive Proxy Statement on Schedule 14A dated April 2, 2004).
10.12	Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp., and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.13+	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10.14+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.15+	M & F Worldwide Corp. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.16+	Amendment No. 1 to the M & F Worldwide Corp. 2008 Long Term Incentive Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10.17+	M & F Worldwide Corp. 2008 Long Term Incentive Plan — Award Agreement for Participating Executives (incorporated by reference to Exhibit 10.16 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.18	M & F Worldwide Corp. Stockholders Agreement (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Form 8-K filed on January 22, 2009).
10.19	Mafco Worldwide Amended & Restated Benefit Restoration Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).

Exhibit No.	Description

10.20+	Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.22 to Harland Clarke Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
10.21+	Employment Agreement, dated as of January 1, 2011, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 6, 2011).
10.22	Settlement Agreement, dated as of February 1, 2011, by and among M & F Worldwide Corp., Pneumo Abex LLC, Mafco Worldwide Corporation, Mafco Consolidated Group LLC, PCT International Holdings Inc., Cooper Industries plc, Cooper Industries Ltd., Cooper Holdings, Ltd., Cooper US Inc. and Cooper Industries, LLC (incorporated by reference to Exhibit 99.1 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on February 7, 2011).
21.1*	List of subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Barry F. Schwartz, Chief Executive Officer, dated March 4, 2011.
31.2*	Certification of Paul G. Savas, Chief Financial Officer, dated March 4, 2011.
32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated March 4, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Paul G. Savas, Chief Financial Officer, dated March 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M & F WORLDWIDE CORP.

Dated: March 4, 2011	By: /s/ Barry F. Schwartz Barry F. Schwartz President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 4, 2011	By: /s/ Paul G. Savas Paul G. Savas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 4, 2011	By: /s/ Alison M. Horowitz Alison M. Horowitz Vice President, Treasurer and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Perelman Ronald O. Perelman	Director	March 4, 2011

/s/ Philip E. Beekman Philip E. Beekman	Director	March 4, 2011

/s/ William C. Bevins William C. Bevins	Director	March 4, 2011

/s/ Martha L. Byorum Martha L. Byorum	Director	March 4, 2011

/s/ Charles T. Dawson Charles T. Dawson	Director	March 4, 2011

/s/ Viet D. Dinh Viet D. Dinh	Director	March 4, 2011

/s/ Theo W. Folz Theo W. Folz	Director	March 4, 2011

/s/ John M. Keane John M. Keane	Director	March 4, 2011

/s/ Paul M. Meister Paul M. Meister	Director	March 4, 2011

/s/ Barry F. Schwartz Barry F. Schwartz	Director	March 4, 2011

/s/ Bruce Slovin Bruce Slovin	Director	March 4, 2011

/s/ Stephen G. Taub Stephen G. Taub	Director	March 4, 2011

/s/ Carl B. Webb Carl B. Webb	Director	March 4, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2010

The following consolidated financial statements of M & F Worldwide Corp. and Subsidiaries are included in Item 8:

As of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
M & F Worldwide Corp.

We have audited the accompanying consolidated balance sheets of M & F Worldwide Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M & F Worldwide Corp. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M & F Worldwide Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 4, 2011

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$312.8	$133.7
Accounts receivable (net of allowances of $3.1 and $3.3)	137.8	133.1
Marketable securities	—	24.6
Inventories	130.0	139.4
Income taxes receivable	12.1	12.2
Deferred tax assets	18.4	22.4
Prepaid expenses and other current assets	71.9	78.1

Total current assets	683.0	543.5
Property, plant and equipment, net	157.1	175.6
Goodwill	1,569.8	1,517.3
Other intangible assets, net	1,207.3	1,297.9
Pension asset	10.3	10.5
Contract acquisition payments, net	27.2	28.6
Auction-rate securities	—	29.4
Other assets	114.4	83.2

Total assets	$3,769.1	$3,686.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43.0	$41.0
Deferred revenues	128.9	116.1
Short-term borrowings	—	22.2
Current maturities of long-term debt	19.4	24.5
Accrued liabilities:
Salaries, wages and employee benefits	77.6	56.7
Income and other taxes payable	13.4	15.5
Customer incentives	29.0	23.5
Other current liabilities	30.9	34.6

Total current liabilities	342.2	334.1
Long-term debt	2,231.3	2,269.5
Deferred tax liabilities	440.1	462.6
Other liabilities	113.0	105.8
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at December 31, 2010 and 2009	0.2	0.2
Additional paid-in capital	76.0	75.4
Treasury stock at cost; 4,541,900 shares at December 31, 2010 and 2009	(106.6)	(106.6)
Retained earnings	677.6	556.7
Accumulated other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	3.6	6.5
Unrecognized amounts included in pension and postretirement obligations	(5.2)	(10.5)
Derivative fair-value adjustment	(10.9)	(8.6)
Unrealized gains (losses) on investments, net	7.8	0.9

Total accumulated other comprehensive loss, net of taxes	(4.7)	(11.7)

Total stockholders’ equity	642.5	514.0

Total liabilities and stockholders’ equity	$3,769.1	$3,686.0

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008

Product revenues, net	$1,456.2	$1,514.8	$1,598.5
Service revenues, net	326.4	299.3	307.7

Total net revenues	1,782.6	1,814.1	1,906.2
Cost of products sold	857.2	903.3	969.8
Cost of services provided	171.3	152.1	158.5

Total cost of revenues	1,028.5	1,055.4	1,128.3

Gross profit	754.1	758.7	777.9
Selling, general and administrative expenses	414.5	415.6	467.9
Asset impairment charges	3.7	44.4	2.4
Restructuring costs	22.3	32.5	14.6

Operating income	313.6	266.2	293.0
Interest income	1.0	1.7	4.2
Interest expense	(117.8)	(139.1)	(190.9)
Gain on early extinguishment of debt	—	65.0	—
Other (expense) income, net	(0.7)	(1.1)	2.7

Income before income taxes and extraordinary gain	196.1	192.7	109.0
Provision for income taxes	75.2	73.0	42.0

Net income before extraordinary gain	120.9	119.7	67.0
Extraordinary gain	—	—	0.7

Net income	$120.9	$119.7	$67.7

Earnings per common share before extraordinary gain:
Basic	$6.26	$6.20	$3.30

Diluted	$6.22	$6.17	$3.30

Extraordinary gain per common share:
Basic	$—	$—	$0.04

Diluted	$—	$—	$0.04

Earnings per common share:
Basic	$6.26	$6.20	$3.34

Diluted	$6.22	$6.17	$3.34

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance, December 31, 2007	23.8	$0.2	$57.8	2.5	$(14.8)	$369.5	$(7.2)	$405.5
Net income						67.7		67.7
Currency translation adjustments, net of taxes of $0.0							(3.8)	(3.8)
Change in unrecognized amounts included in pension and postretirement obligations, net of taxes of $4.6							(7.4)	(7.4)
Unrealized losses on investments, net of taxes of $1.7							(3.2)	(3.2)
Reclassification for investment write-downs included in net income, net of taxes of $0.3							0.5	0.5
Derivative fair-value adjustment, net of taxes of $2.0							(2.7)	(2.7)

Total comprehensive income								51.1

Repurchase of common stock				2.0	(91.8)			(91.8)
Tax benefits related to prior year stock option exercises			14.6					14.6
Amortization of unearned compensation and vesting of restricted stock, net of taxes of $0.0	0.1		0.9					0.9

Balance, December 31, 2008	23.9	$0.2	$73.3	4.5	$(106.6)	$437.2	$(23.8)	$380.3
Cumulative effect of adoption of amended guidance for determining whether an impairment is other-than-temporary for debt securities, net of taxes of $0.1						(0.2)	0.2	—
Net income						119.7		119.7
Currency translation adjustments, net of taxes of $0.0							2.0	2.0
Change in unrecognized amounts included in pension and postretirement obligations, net of taxes of $1.1							(1.5)	(1.5)
Unrealized gains on investments, net of taxes of $0.9							1.6	1.6
Reclassification for investment write-down and realized loss included in net income, net of taxes of $0.9							1.8	1.8
Derivative fair-value adjustment, net of taxes of $5.2							8.0	8.0

Total comprehensive income								131.6

Amortization of unearned compensation and vesting of restricted stock, net of taxes of $0.0			2.1					2.1

Balance, December 31, 2009	23.9	$0.2	$75.4	4.5	$(106.6)	$556.7	$(11.7)	$514.0
Net income						120.9		120.9
Currency translation adjustments, net of taxes of $0.3							(2.9)	(2.9)
Change in unrecognized amounts included in pension and postretirement obligations, net of taxes of $3.3							5.3	5.3
Unrealized gains on investments, net of taxes of $4.4							6.9	6.9
Derivative fair-value adjustment, net of taxes of $1.3							(2.3)	(2.3)

Total comprehensive income								127.9

Amortization of unearned compensation and vesting of restricted stock, net of taxes of $0.0			0.6					0.6

Balance, December 31, 2010	23.9	$0.2	$76.0	4.5	$(106.6)	$677.6	$(4.7)	$642.5

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2010	2009	2008

Operating activities
Net income	$120.9	$119.7	$67.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50.6	59.6	68.4
Amortization of intangible assets	109.0	104.3	98.1
Amortization of deferred financing fees	7.7	7.3	8.2
Gain on early extinguishment of debt	—	(65.0)	—
Restricted stock amortization	0.6	2.1	0.9
Deferred income taxes	(23.2)	(20.5)	(27.8)
Tax benefits from stock options exercised	—	—	(14.6)
Asset impairments	3.7	44.4	2.4
Realized and unrealized loss on marketable securities	1.0	2.7	0.8
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(1.1)	13.7	(15.1)
Inventories	8.5	(11.5)	(18.7)
Prepaid expenses and other assets	(20.6)	(21.9)	(0.6)
Pension asset	0.6	(0.1)	(1.3)
Contract acquisition payments, net	1.4	11.2	11.8
Accounts payable and accrued liabilities	19.5	(54.8)	(13.3)
Deferred revenues	13.0	11.1	11.2
Income and other taxes	(4.4)	(1.1)	20.5
Other, net	6.3	5.2	0.5

Net cash provided by operating activities	293.5	206.4	199.1
Investing activities
Purchase of businesses, net of cash acquired	(61.2)	(11.4)	(235.3)
Proceeds from sale of joint venture	—	1.0	—
Purchase of marketable securities	—	(24.6)	—
Proceeds from sale and redemption of marketable securities	53.1	5.3	2.4
Investment in related party notes receivable	—	—	(14.4)
Net repayments of related party notes receivable	3.0	5.2	1.8
Proceeds from sale of property, plant and equipment	2.5	0.7	5.7
Capital expenditures	(39.9)	(43.8)	(49.4)
Capitalized interest	(0.1)	(0.3)	(0.7)
Other, net	(4.2)	(4.2)	(0.6)

Net cash used in investing activities	(46.8)	(72.1)	(290.5)
Financing activities
Tax benefits from stock options exercised	—	—	14.6
Repurchase of common stock	—	—	(91.8)
Redemption of notes	—	(67.6)	—
Borrowings on credit agreements	31.0	—	62.0
Repayments of credit agreements and other borrowings	(74.8)	(30.8)	(82.0)
Proceeds from short-term borrowings	—	—	27.2
Repayments of short-term borrowings	(22.2)	(4.1)	(0.9)
Payments of contingent consideration arrangements	(0.7)	—	—
Insurance premium financing payments	(0.4)	(0.3)	(0.1)
Debt issuance cost	(0.4)	—	—

Net cash used in financing activities	(67.5)	(102.8)	(71.0)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—	(0.5)

Net increase (decrease) in cash and cash equivalents	179.1	31.5	(162.9)
Cash and cash equivalents at beginning of period	133.7	102.2	265.1

Cash and cash equivalents at end of period	$312.8	$133.7	$102.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$109.6	$139.7	$175.2
Income taxes, net of refunds	100.5	97.0	52.9

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)

1.	Description of the Business and Basis of Presentation

M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”) and Mafco Worldwide Corporation (“Mafco Worldwide”). At December 31, 2010, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.

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

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems.

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

The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 63% of Mafco Worldwide’s licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice products to food processors, confectioners, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.

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

Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 14). Harland Clarke Holdings is a holding company, and has no independent assets at December 31, 2010, and no operations. The guarantees and the obligations of the subsidiaries of

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are not significant.

See Notes 3 and 25 for information regarding recent acquisitions.

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

For multiple-element software arrangements, total revenue is allocated to each element based on the relative fair value method or the residual method when applicable. Under the relative fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence (“VSOE”) (the price of a bundled element when sold separately). Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on VSOE is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed. In the event the Company determines that VSOE is not achieved for any of the elements of a software arrangement, the entire arrangement is bundled as a single unit and revenue is recognized ratably over the initial term of the arrangement commencing upon delivery of the software.

Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis. Revenue from licensing of software under limited term license agreements is recognized ratably over the term of the agreement.

For software that is installed and integrated by the Company or customer, license revenue is recognized upon shipment if functionality has already been proven and there are no significant customization services. For software that is installed, integrated and customized by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed using an input method based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

uncertainties inherent in these estimates, actual results could differ from those estimates. Revenue from arrangements that are subject to substantive customer acceptance provisions is deferred until the acceptance conditions have been met.

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

Service revenues are comprised of revenues derived from software maintenance agreements, card services, field maintenance services, core processing service bureau deliverables, analytical services, consulting services, training services, survey services, direct marketing services and certain contact center services.

Customer Incentives

The Company’s Harland Clarke segment has contracts with certain clients that provide both fixed and volume-based rebates. These rebates are recorded as a reduction of revenues to which they apply and as accrued liabilities.

Shipping and Handling

Revenue received from shipping and handling fees is reflected in product revenues, net in the accompanying consolidated statements of income. Costs related to shipping and handling are included in cost of products sold.

Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid debt instruments with a maturity, when purchased, of three months or less to be cash and cash equivalents.

Investments

The Company has investments classified as available-for-sale securities, consisting of corporate equity securities, which are stated at fair value with unrealized gains and losses on such investments reflected net of tax, as other comprehensive income (loss). The Company also previously owned auction rate debt securities (“ARS”) and United States treasury securities, which were sold prior to December 31, 2010. Realized gains and losses on investments are included in other (expense) income, net in the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. The United States treasury securities are classified as current and included in marketable securities in the accompanying 2009 consolidated balance sheet. The corporate equity securities are classified as noncurrent and are included in other assets in the accompanying consolidated balance sheets. Interest earned on ARS is included in interest income in the accompanying consolidated statements of income ($0.3, $0.6 and $1.3 during 2010, 2009 and 2008, respectively). See Note 17.

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

Contract Acquisition Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized contract acquisition payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to these contract terminations of $5.8, $0.8 and $2.2 in 2010, 2009 and 2008, respectively.

Advertising

Advertising costs, which are recorded predominately in selling, general and administrative expenses, consist mainly of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company.

Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons for products offered by a division of the Company’s Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams.

At December 31, 2010 and 2009, the Company had prepaid advertising costs of $4.5 and $3.4, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company’s advertising expense was $19.8, $22.2 and $23.9 for 2010, 2009 and 2008, respectively.

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

The useful lives for computing depreciation are as follows:

Years

Machinery and equipment	3 – 15
Computer software and hardware	3 – 5
Leasehold improvements	1 – 20
Buildings and improvements	20 – 30
Furniture, fixtures and transportation equipment	5 – 8

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $21.9, $15.4 and $17.7 during 2010, 2009 and 2008, respectively, and were primarily costs incurred related to the development of software.

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after establishing the technological feasibility of the subject software product and before its availability for sale are capitalized and are included in other intangible assets, net on the accompanying consolidated balance sheets. Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years with related amortization expense in cost of goods sold on the accompanying consolidated statements of income. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

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

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. In 2009, the Company reduced the number of reporting units from

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

six to five as a result of an organizational realignment and the integration of two former reporting units into a single reporting unit. In 2010, the Company further reduced the number of reporting units from five to four as a result of the integration of two former reporting units into a single reporting unit. The Company’s reporting units are now the same as its reportable segments.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally, except where guideline companies are not similar enough to provide a reasonable value using the market approach. When that occurs, the market approach is weighted less than the income approach. The results of the Company’s annual tests for 2010 and 2009 indicated no goodwill impairment as the estimated fair values were greater than the carrying values. The Company assesses the results of the reporting unit valuations in relation to the value indicated by the Company’s market capitalization to ensure that the results are reasonable relative to market pricing.

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

The Company measures impairment of its indefinite-lived tradename based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company obtains by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames are licensed in the marketplace. The Company also re-evaluates the useful life of this asset to determine whether events and circumstances continue to support an indefinite useful life.

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

Intangible assets that are deemed to have a finite life are amortized over their estimated useful life generally using accelerated methods that are based on expected cash flows. They are also evaluated for impairment as discussed below in “Long-Lived Assets.”

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

The Company records any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, which may include, but is not limited to, sales, use, value added, and some excise taxes on a net basis in the accompanying consolidated statements of income.

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

The Company recognizes in its balance sheet the funded status of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation and recognizes changes in the funded status of a defined benefit pension and postretirement benefit plan within accumulated other comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 11).

Translation of Foreign Currencies

The functional currency for each of the Company’s foreign subsidiaries is its local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into United States dollars at rates of exchange in effect at the balance sheet date and statement of income items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s balance sheets. Gains and losses resulting from transactions in other than functional currencies are

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of certain foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on the undistributed earnings of those foreign subsidiaries.

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2010 and 2009, the combined liabilities for self-insured workers’ compensation and group medical were $9.7 and $10.8, respectively.

Share-Based Payments

The Company accounts for share-based payments to employees, including grants of employee stock options in its financial statements based on their fair values. The Company did not grant any options in 2010, 2009 and 2008. See Note 10 regarding the issuance of restricted stock to a director in 2007.

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

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $25.5 and $32.5 as of December 31, 2010 and 2009, respectively.

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. A portion of these costs relate to plans to exit activities acquired from Data Management I LLC and Transaction Holdings Inc. (see Note 3) and have been included in purchase accounting in accordance with accounting guidance for business combinations that was in effect until January 1, 2009. The remaining costs

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

relate to other exit activities and primarily consist of employee termination benefits which are accrued when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. In addition to employee termination benefits, other restructuring costs include, but are not limited to, equipment moves, training and travel, which are expensed as incurred. Additional restructuring charges related to the Company’s existing operations will be incurred as the Company completes its restructuring plans.

Fair Value Measurements

The Company measures fair value using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions (see Note 16).

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on previously reported net income.

Specifically, certain revenues for the Harland Clarke segment previously reported as product revenues, net along with related cost of products sold were reclassified to service revenues, net and cost of services provided to enable comparability with the presentation of the consolidated statements of income for 2010. Reclassifications for product revenues, net and service revenues, net were also made in Note 22 for the Harland Clarke segment.

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

The new guidance for certain arrangements that include software elements and multiple-deliverable revenue arrangements is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied retrospectively for all periods presented, or prospectively to all arrangements entered into or materially modified after the adoption date. The Company will adopt the new guidance prospectively for all arrangements entered into or materially modified on or after January 1, 2011. The Company does not expect the new guidance will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Acquisitions

Acquisition of Parsam

On December 6, 2010, Harland Financial Solutions, Inc. (“HFS”), a wholly owned subsidiary of Harland Clarke Holdings, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

equity of SRC Software Private Limited (collectively referred to as “Parsam”). Parsam’s solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS is integrating Parsam’s solutions into its existing solution offerings. The acquisition-date purchase price was $32.6 in cash, net of cash acquired, and subject to post-closing adjustments. In addition, the Company recorded the fair value of contingent consideration of $2.7, which resulted in total consideration of $35.3. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012. The transaction was accounted for as a business combination and Parsam’s results of operations have been included in the Company’s operations since the date of its acquisition.

The preliminary allocation of purchase price resulted in identified intangible assets of $7.8 and goodwill of $27.5. The goodwill arises because the total consideration for Parsam, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Harland Financial Solutions segment. Of the goodwill recognized, $24.4 is expected to be deductible for income tax purposes. The Company financed the Parsam acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand. Acquisition-related fees and expenses were not material.

The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $25.0, which may be payable upon the achievement of certain future revenue targets of Parsam measured during the calendar years 2011 and 2012. The acquisition-date fair value of the contingent consideration arrangement of $2.7 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Parsam revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 16). As of December 31, 2010, the amount recognized for the contingent consideration liability and the assumptions used to develop the estimates had not changed.

The application of acquisition accounting decreased acquired deferred revenues by $1.6 to $0.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which a negligible amount was reflected as a reduction of revenues for the period December 7, 2010 to December 31, 2010).

The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Parsam acquisition on the consolidated results of operations were not material.

Acquisition of Spectrum K12

On July 21, 2010, Scantron Corporation (“Scantron”), a wholly owned subsidiary of Harland Clarke Holdings, acquired 100% of the equity of Spectrum K12. Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for educational assessments, content and data management. The acquisition-date purchase price was $28.6 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration, as described below, of $4.0, which resulted in total consideration of $32.7. The transaction was accounted for as a business combination and Spectrum K12’s results of operations have been included in the Company’s operations since the date of its acquisition.

The preliminary allocation of purchase price resulted in identified intangible assets of $6.6 and goodwill of $26.6. The goodwill arises because the total consideration for Spectrum K12, which reflects its future

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $1.5 is expected to be deductible for income tax purposes. The Company financed the Spectrum K12 acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand. Acquisition-related fees and expenses were not material.

The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to an aggregate of $5.0 to eligible employees will be considered incentive compensation and will be recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 16). As of December 31, 2010, the fair value of the contingent consideration arrangement was $4.7, of which $0.9 is considered to be incentive compensation. The reduction in fair value from the acquisition date was primarily the result of a decline in projected revenues during the measurement periods. As of December 31, 2010, the contingent consideration liability recognized was $4.3 (of which $0.5 was recorded as compensation expense for the period July 22, 2010 to December 31, 2010).

The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.8 was reflected as a reduction of revenues for the period July 22, 2010 to December 31, 2010).

The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.

Acquisition of Protocol IMS and SubscriberMail

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of Harland Clarke Holdings, acquired in separate transactions 100% of the equity of SubscriberMail and certain assets and liabilities of Protocol IMS. The acquisition-date aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum aggregate contingent consideration of $2.0 if the targets are met. In 2010, $1.0 of contingent consideration was earned under this contingent consideration arrangement, of which $0.7 was paid in 2010 and the remainder was paid in 2011. As of December 31, 2010, $1.2 was recognized for the contingent consideration liability, which includes the earned, but unpaid amount of $0.3 from 2010. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. SubscriberMail results of operations have been included in the Company’s operations since December 31, 2009, the date of its acquisition. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. Protocol IMS results of operations have been included in the Company’s operations since December 4, 2009, the date of its acquisition. The allocations of purchase price are complete and resulted in identified intangible assets of $4.2 and goodwill of $7.2, which are deductible for tax purposes.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The pro forma effects for the Protocol IMS and SubscriberMail acquisitions on the results of operations were not material.

Acquisition of Transaction Holdings

In December 2008, Harland Clarke Corp. acquired 100% of the equity of Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2. Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses. Transaction Holdings’ results of operations have been included in the Company’s operations since the date of its acquisition. The allocation of the purchase price is complete and resulted in identified intangible assets of $9.0, goodwill of $2.8 and net deferred tax liabilities of $2.8.

Acquisition of Data Management

In February 2008, Scantron purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) for $218.7 in cash after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”). Data Management’s results of operations have been included in the Company’s operations since the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to Holdings for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition (see Note 20). The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand.

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

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold during 2008.

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment resulted in lower revenue being recognized over the related earnings period (of which $0.2, $0.2 and $1.0 was reflected as reduced revenues during 2010, 2009 and 2008, respectively).

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

4.	Inventories

Inventories consist of the following:

	December 31,
	2010	2009

Finished goods	$32.2	$36.0
Work-in-progress	8.7	11.3
Raw materials	89.1	92.1

	$130.0	$139.4

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2010	2009

Machinery and equipment	$126.7	$137.0
Computer software and hardware	153.0	134.0
Leasehold improvements	26.3	28.5
Buildings and improvements	48.4	48.5
Furniture, fixtures and transportation equipment	18.0	15.7
Land	11.1	12.1
Construction-in-progress	15.1	14.1

	398.6	389.9
Accumulated depreciation	(241.5)	(214.3)

	$157.1	$175.6

Depreciation expense was $50.6, $59.6 and $68.4 for the years ended December 31, 2010, 2009 and 2008, respectively, and includes the depreciation of the Company’s capital leases. Capitalized lease equipment was $11.6 and $10.6 at December 31, 2010 and 2009, respectively, and the related accumulated depreciation was $7.7 and $5.9 at December 31, 2010 and 2009, respectively.

Construction-in-progress mainly consists of investments in Harland Clarke’s information technology infrastructure, contact centers, production bindery and delivery systems. During 2010, a non-cash impairment charge of $1.7 was recorded related to the abandonment of a development project.

6.	Assets Held For Sale

At December 31, 2010, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed

Atlanta, GA	Operations support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010

During 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During 2010, non-cash impairment charges of $0.9 were recorded to adjust the carrying values of the facilities to reflect an updated estimate of the fair values less costs to sell based on updated broker opinions of value. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.

In 2008, the Company recorded $0.5 in non-cash impairment charges related to print facilities held for sale. One of the facilities was subsequently sold for its carrying value of $2.8. In 2008, the Company also recorded a $0.2 non-cash impairment charge related to the operations support facility.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The impairment charges recorded in 2010 and 2008 are included in asset impairment charges in the accompanying consolidated statements of income.

Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	December 31,
	2010	2009

Land	$1.5	$1.4
Buildings and improvements	1.9	3.5

	$3.4	$4.9

7.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill by business segment for the years ended December 31, 2010 and 2009 is as follows:

		Harland
	Harland	Financial		Licorice
	Clarke	Solutions	Scantron	Products	Total

Balance as of December 31, 2008	$772.3	$425.0	$268.2	$43.6	$1,509.1
2009 acquisitions	7.2	—	—	—	7.2
Adjustments to goodwill	(0.1)	—	0.3	—	0.2
Effect of exchange rate changes	—	0.2	0.1	0.5	0.8

Balance as of December 31, 2009	779.4	425.2	268.6	44.1	1,517.3
2010 acquisitions	—	27.5	26.6	—	54.1
Effect of exchange rate changes	—	(0.5)	—	(1.1)	(1.6)

Balance as of December 31, 2010	$779.4	$452.2	$295.2	$43.0	$1,569.8

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	December 31,	December 31,	December 31,	December 31,
	(in years)	2010	2009	2010	2009

Amortized intangible assets:
Customer relationships	3-20	$1,243.7	$1,234.6	$350.7	$261.5
Trademarks and tradenames	2-25	155.0	154.5	12.3	3.4
Software and other	2-10	71.9	65.1	37.4	28.2
Patents and patents pending	3-20	21.9	20.0	5.7	4.0

		1,492.5	1,474.2	406.1	297.1

Indefinite-lived intangible assets:
Product formulations		109.9	109.8	—	—
Tradename		11.0	11.0	—	—

Total other intangible assets		$1,613.4	$1,595.0	$406.1	$297.1

Amortization expense was $109.0, $104.3 and $98.1 for the years ended December 31, 2010, 2009 and 2008, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Spectrum K12 acquisition was 7.5 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the Spectrum K12 acquisition was as follows: customer relationships — 9.0 years, trademarks and tradenames — 3.0 years and software — 5.8 years.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Parsam acquisition was 6.4 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the Parsam acquisition was as follows: customer relationships — 7.0 years, trademarks and tradenames — 5.0 years and software — 5.0 years.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2015 is as follows:

2011	$103.8
2012	98.3
2013	88.4
2014	80.1
2015	74.3

As a result of the 2009 annual impairment test for indefinite-lived tradenames, the Company determined the fair value of the Harland Clarke tradename was less than its carrying value due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. As a result of this impairment, the useful life of the Harland Clarke tradename was reassessed and determined to no longer be indefinite. Based on an analysis of future cash flows attributable to the Harland Clarke tradename, the Company determined the economic life for the Harland Clarke tradename is 25 years. A non-cash impairment charge of $44.2 ($33.4 for the Harland Clarke segment, $10.6 for the Harland Financial Solutions segment and $0.2 for the Scantron segment) was recorded in the fourth quarter of 2009 based on the fair value of the Harland Clarke tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to a life of 25 years. This impairment charge was included in asset impairment charges in the accompanying consolidated statements of income for 2009. The charge did not affect consolidated cash flows, current liquidity, capital resources or covenants under existing credit facilities. The remaining balance of $145.8 for the Harland Clarke tradename was reclassified from indefinite-lived tradenames to amortized tradenames in the table of intangible assets above. The Company began to amortize this intangible asset on an undiscounted cash flow basis in the fourth quarter of 2009 resulting in additional amortization expense of $1.3 in 2009 and $8.0 in 2010.

During 2008, the Company experienced further declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated non-cash impairment charge of $0.5 was included in asset impairment charges in the accompanying consolidated statements of income for 2008.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

8.	Income Taxes

Information pertaining to the Company’s income before income taxes and the applicable provision for income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008

Income (loss) before income taxes:
Domestic	$195.1	$193.6	$112.6
Foreign	1.0	(0.9)	(3.6)

Total income before income taxes	$196.1	$192.7	$109.0

Provision for income taxes:
Current:
Federal	$80.7	$76.9	$61.6
State and local	16.4	15.4	6.8
Foreign	1.3	1.2	1.4

	98.4	93.5	69.8
Deferred:
Federal	(20.6)	(18.9)	(25.6)
State and local	(2.5)	(2.4)	(0.4)
Foreign	(0.1)	0.8	(1.8)

	(23.2)	(20.5)	(27.8)

Total provision for income taxes	$75.2	$73.0	$42.0

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009

Current:
Net operating loss carryforwards	$0.2	$0.3
Accrued expenses and other liabilities	28.3	27.6

Net current deferred tax asset	28.5	27.9
Valuation allowance	(10.1)	(5.5)

	18.4	22.4
Long-term:
Postretirement benefits obligations	4.4	9.7
Deferred compensation	4.3	0.5
Interest rate hedges liability	6.9	3.1
Net operating loss carryforwards	31.6	12.7
Other liabilities	2.1	14.9
Deferred gain on debt repurchase	(25.4)	(24.9)
Property, plant and equipment	(4.7)	(6.9)
Pension asset	(1.5)	(1.8)
Intangible assets	(440.6)	(462.6)

Net long-term deferred tax liability	(422.9)	(455.3)
Valuation allowance	(17.2)	(7.3)

	(440.1)	(462.6)

Net deferred tax liabilities	$(421.7)	$(440.2)

At December 31, 2010, the Company had $44.1 of domestic federal net operating loss (“NOL”) carryforwards which expire between 2021 and 2029. The federal NOL carryforwards relate to acquisitions and therefore are subject to annual limitations under Internal Revenue Code Section 382, which generally restricts the amount of a corporation’s taxable income that can be offset by a taxpayer’s NOL carryforwards in taxable years after a change in ownership has occurred.

The Company had domestic state net operating loss carryforwards totaling $11.4 (tax effected), with $0.3 expiring in 2011-2019, and the remainder expiring beyond 2019. In addition, the Company had foreign net operating loss carryforwards of $16.0 for Ireland, which have no expiration dates.

The Company has established a valuation allowance for certain federal, state and foreign net operating loss and tax credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2010, there was a valuation allowance of $27.3 for such items, a net increase of $14.5 from the prior year. The increase was primarily due to a valuation allowance of approximately $12.5 established in connection with the Spectrum K12 acquisition, a $1.6 increase in state net operating losses, a decrease of $0.6 related to marketable securities and an increase of approximately $1.0 in federal loss carryovers.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The provision for income taxes varies from the current statutory federal income tax rate as follows:

	Year Ended December 31,
	2010	2009	2008

Tax provision at statutory rate	$68.7	$67.5	$38.2
State and local taxes	8.2	7.2	5.1
Foreign losses with no benefit	1.0	1.7	—
Permanent differences	(1.8)	(0.9)	(0.2)
Effect of change in uncertain tax positions	(1.3)	(3.5)	(0.7)
Extraterritorial benefit recorded	—	—	(1.4)
Other	0.4	1.0	1.0

	$75.2	$73.0	$42.0

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008

Balance at January 1	$13.7	$18.7	$20.1
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions for prior years	0.6	1.7	—
Reductions for tax positions for prior years	(2.2)	(6.7)	(1.4)
Settlements	—	—	—

Balance at December 31	$12.1	$13.7	$18.7

Of the amounts reflected in the table above at December 31, 2010 and 2009, there were $4.6 and $5.3 of tax benefits that, if recognized in 2010 and 2009, respectively, would have reduced the Company’s annual effective tax rate. The Company had accrued interest and penalties of approximately $6.0 and $6.9 as of December 31, 2010 and 2009, respectively. The Company records both accrued interest and penalties related to income tax matters, which is not significant, in the provision for income taxes in the accompanying consolidated statements of income. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

In connection with the 2005 acquisition of Clarke American Corp., Honeywell International Inc. (“Honeywell”) agreed to indemnify the Company for certain income tax liabilities that arose prior to this acquisition.

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

At December 31, 2010 and 2009, there were 23,875,831 shares of common stock issued and 4,541,900 shares were held in treasury. There were 20,000 shares of Series A Preferred Stock outstanding at December 31, 2010 and 2009, all of which were held in treasury.

10.	Stock Plans

The Company established four stock plans, in 1995, 1997, 2000 and 2003 (the “Stock Plans”), which provide for the grant of awards covering up to 5.5 million shares of M & F Worldwide common stock. As of December 31, 2010, options to purchase a total of approximately 3.1 million shares of M & F Worldwide common stock have been granted pursuant to the Stock Plans. As of December 31, 2010, 200,000 shares of M & F Worldwide restricted common stock have been granted pursuant to the Stock Plans. The Company did not grant any options or restricted stock in 2010, 2009 and 2008 and there were no options outstanding during these years.

In addition, non-employee directors are eligible to participate in the Company’s Outside Directors Deferred Compensation Plan. This plan enables such directors to forego cash fees otherwise payable to them in respect to their service as a director and to have such fees credited in the form of stock units, which will be payable in the form of stock or cash, as elected by the director, when the director terminates service as a director, or at such other time as the director elects. As of December 31, 2010 and 2009, the Company recorded a liability of $3.1 and $4.4, respectively, related to deferred directors’ compensation. Deferred directors’ compensation is recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of income. As of December 31, 2010 and 2009, there were 134,801 and 111,803 stock units outstanding, respectively.

On May 30, 2007, the Company issued 200,000 shares of restricted common stock to Mr. Ronald O. Perelman under the Company’s 2003 Stock Incentive Plan (the “Restricted Stock”). Mr. Perelman is the Chairman of the Company’s board of directors and is the sole shareholder of Holdings. The Restricted Stock vested in equal installments on each of the three anniversaries of the issuance date. The Company recorded non-cash compensation expense related to the Restricted Stock using the straight-line method over the vesting period. The unvested Restricted Stock was revalued at the end of each reporting period based on the quoted market price of the Company’s common stock. The Company expensed $0.6, $2.1 and $0.9 related to the Restricted Stock in 2010, 2009 and 2008, respectively.

11.	Defined Benefit Pension and Other Postretirement Benefit Plans

The Company uses December 31 as a measurement date for all plans.

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

The following table reconciles the funded status of Mafco Worldwide’s funded defined benefit pension plans as of December 31, 2010 and 2009.

	December 31,
	2010	2009

Accumulated Benefit Obligation	$12.7	$10.7

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$12.7	$11.4
Service cost	0.5	0.4
Interest cost	0.8	0.7
Actuarial loss (gain)	1.3	0.5
Benefits paid	(0.5)	(0.3)

Projected benefit obligation at end of year	14.8	12.7

Change in Plan Assets:
Fair value of assets at beginning of year	20.6	20.1
Actual returns on plan assets	1.4	0.5
Company contributions	0.4	0.3
Benefits paid	(0.5)	(0.3)

Fair value of assets at end of year	21.9	20.6

Net pension asset	$7.1	$7.9

Amounts recognized in the consolidated balance sheets for Mafco Worldwide’s funded defined benefit pension plans consist of the following:

	December 31,
	2010	2009

Pension asset	$10.3	$10.5
Other liabilities	(3.2)	(2.6)

	$7.1	$7.9

Net amounts recognized in accumulated other comprehensive loss at December 31, 2010, which have not yet been recognized as a component of net periodic pension expense for Mafco Worldwide’s funded defined benefit pension plans, are as follows:

Prior service cost	$0.8
Net actuarial loss	12.6

$13.4

The total prior service cost and actuarial loss included in accumulated other comprehensive loss and expected to be recognized as an increase to net periodic pension expense during the year ending December 31, 2011 for Mafco Worldwide’s funded pension plans is $0.1 and $0.9, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The components of net periodic pension (expense)/income for Mafco Worldwide’s funded defined benefit plans are as follows:

	Year Ended December 31,
	2010	2009	2008

Service cost	$(0.5)	$(0.4)	$(0.4)
Interest cost	(0.8)	(0.7)	(0.7)
Expected return on plan assets	1.1	1.6	2.2
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	(0.9)	(0.8)	(0.1)

Net periodic pension (expense) income	$(1.2)	$(0.4)	$0.9

Contributions

Mafco Worldwide currently expects to contribute approximately $0.5 to its funded defined benefit pension plans in 2011.

Benefit Payments

The projected benefit payments for the funded defined benefits plans are as follows:

2011	$0.3
2012	0.7
2013	0.6
2014	0.5
2015	0.7
2016-2020	4.8

In addition to the amounts shown above, Mafco Worldwide has an unfunded supplemental benefit plan to provide salaried employees with additional retirement benefits due to limitations established by United States income tax regulations. The projected benefit obligation for these plans was $4.6 and $3.8 at December 31, 2010 and 2009, respectively. The projected benefit obligation reflected on the consolidated balance sheet at December 31, 2010 includes a current liability of $0.2 and a non-current liability of $4.4. Net loss recognized in accumulated other comprehensive loss at December 31, 2010, which has not yet been recognized as a component of net periodic pension cost for Mafco Worldwide’s unfunded plans was $1.7. The net loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during the year ending December 31, 2011 is $0.1. The net periodic pension cost recognized for these plans was $0.4, $0.3 and $0.3 for 2010, 2009 and 2008, respectively. Benefit payments are projected to be $0.2 per year in 2011 through 2015 and a total of $1.6 for 2016 to 2020.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Assumptions

The following assumptions were used to determine the benefit obligation at year end and net periodic benefit cost during the year:

	December 31,
	2010	2009

Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	5.25-5.50%	5.75-6.00%
Rate of compensation increase	3.50%	3.50%

	Year Ended December 31,
	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75-6.00%	6.25%	6.25%
Expected long term rate of return on plan assets	5.00-7.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.50%

Mafco Worldwide bases the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. The rate of increase in future compensation assumptions reflects the Company’s long-term actual experience and future and near-term outlook.

Mafco Worldwide considers a number of factors to determine its expected rates of return on the assets in its plans, including, without limitation, historical performance of the plan assets, investment style, asset allocations and other third-party studies and surveys. Mafco Worldwide considered the plan portfolios’ asset allocation over a variety of time periods and compared them with third-party studies and reviewed performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans’ advisors, investment managers and actuaries. While Mafco Worldwide considered recent performance and the historical performance of its plan assets, Mafco Worldwide’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

Investment Policies

The investment committee for the Mafco Worldwide’s plans has adopted (and revises from time to time) investment policies with the objective of meeting and exceeding over time, the expected long-term rate of return of plan assets assumptions, weighted against a reasonable risk level and considering the appropriate liquidity levels. In connection with this objective, the investment committee retains a professional investment consultant as an advisor. Based upon the investment consultant advice, in 2009 and 2010 the plans’ assets were mainly invested in mutual funds, common and collective funds, as well as corporate and government bonds to achieve Mafco Worldwide’s goals to enhance the expected returns of its investments together with their liquidity and protect the plans’ funded status.

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

Target Ranges
	Replacement Plan	Union Plans

Asset classes:
Cash equivalents and other	0% - 15%	0% - 15%
Fixed income securities	65% - 100%	45% - 75%
Equity securities	0% - 15%	25% - 55%

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

Fair Value Measurement of Pension Plan Assets

As of December 31, 2010, the fair values of Mafco Worldwide’s pension plan investments for all plans using the three-tier fair value hierarchy described in Note 2 are as follows:

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$0.3	$0.3	$—	$—
Mutual funds	1.9	1.9	—	—
Common and collective funds	5.7	—	5.7	—
Corporate bonds	5.5	—	5.5	—
Government bonds	8.3	8.0	0.3	—
Exchange traded funds	0.2	0.2	—	—

	$21.9	$10.4	$11.5	$—

As of December 31, 2009, the fair values of Mafco Worldwide’s pension plan investments for all plans using the three-tier fair value hierarchy described in Note 2 are as follows:

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Cash and cash equivalents are stated at cost, which approximates fair market value. Mutual funds are valued at their net asset value quoted in active markets. Common and collective funds are valued at net asset value as reported by the fund administrator. Within mutual funds and common and collective funds, the assets are invested in a broad range of publicly traded equity securities and publicly traded debt securities ranging from domestic and international Treasury issues, corporate debt securities, government agencies debt securities and mortgage-backed and asset-backed issues, in accordance with the plans’ investment policies. Corporate and government bonds are generally valued on the basis of evaluated bids furnished by a pricing service, which determines valuations for normal, institutional size-trading units of such securities using market information, transactions for comparable securities and various relationships between securities. Exchange traded funds, which are investment portfolios that hold a collection of marketable securities designed to track the performance of a specific index (like the S&P 500), are valued at the market price quoted on the particular stock exchange where they are traded.

Harland Clarke Holdings

Harland Clarke Holdings has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.6 and $6.5 at December 31, 2010 and 2009, respectively. Accretion expense recognized for these agreements was not significant.

Harland Clarke Holdings also sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, Harland Clarke Holdings contributes a portion of the cost of the medical plan. For all other retirees, Harland Clarke Holdings’ intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.

During 2010, Harland Clarke Holdings amended the medical plan for benefits to be provided after December 31, 2010 for retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000. As a result of these amendments, Harland Clarke Holdings remeasured its accumulated postretirement benefit obligation (“APBO”) as of September 30, 2010. The remeasurement reflected a new discount rate of 5.00% and resulted in a $7.0 decrease in the APBO and the offsetting amount was recorded in other comprehensive income.

As of December 31, 2010 and 2009, the APBO was $10.1 and $18.9, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company contributed $0.5, $1.2 and $1.5, respectively, to these plans. Harland Clarke Holdings expects to contribute $0.6 to these plans in 2011.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table presents the beginning and ending balances of the APBO, the changes in the APBO, and reconciles the plans’ status to the accrued postretirement healthcare and life insurance liability reflected on the accompanying consolidated balance sheets as of December 31, 2010 and 2009:

	2010	2009

APBO at beginning of year	$18.9	$17.5
Changes in APBO:
Interest cost	0.9	1.0
Benefits paid	(1.5)	(2.4)
Retiree contributions	0.9	1.1
Health benefits subsidy	0.1	0.1
Actuarial (gain) loss	(0.6)	1.6
Plan amendment	(8.6)	—

APBO at end of year	$10.1	$18.9

Included in accrued salaries, wages and employee benefits	$0.6	$1.2
Included in other liabilities	9.5	17.7

APBO at end of year	$10.1	$18.9

The following table presents the changes in the fair value of plan assets and the funded status for the periods presented:

	2010	2009

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.5	1.2
Retiree contributions	0.9	1.1
Health benefits subsidy	0.1	0.1
Benefits paid	(1.5)	(2.4)

Fair value of plan assets at end of year	$—	$—

Funded status	$(10.1)	$(18.9)

As of December 31, 2010 and 2009, amounts recognized in accumulated other comprehensive (loss) income which have not yet been recognized as a component of net postretirement benefit cost consist of:

	2010	2009

Unrecognized prior service credits	$(8.5)	$—
Unrecognized actuarial net loss	1.9	2.6

	$(6.6)	$2.6

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Net periodic postretirement benefit costs for the Harland Clarke Holdings postretirement benefit plans were as follows:

	Year Ended December 31,
	2010	2009	2008

Interest on accumulated postretirement benefit obligation	$0.9	$1.0	$0.9
Amortization of prior service credits	(0.1)	—	—
Amortization of net actuarial loss	0.1	—	—

Net postretirement benefit cost	0.9	1.0	0.9
Other changes in benefit obligations recognized in other comprehensive income:
Unrecognized actuarial net (gain) loss	(0.6)	1.6	2.5
Amortization of net actuarial loss	(0.1)	—	—
Prior service credits	(8.6)	—	—
Amortization of prior service credits	0.1	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$(8.3)	$2.6	$3.4

The weighted average discount rates used to determine benefit obligations as of December 31, 2010 and 2009 were 5.25% and 5.75%, respectively. The weighted average discount rates used to determine the net periodic postretirement benefit cost for 2010 and 2009 were 5.75% and 6.0%, respectively. The annual healthcare cost trend rates used for 2011 to determine benefit obligations at December 31, 2010 were assumed to be 9.0%. The estimated annual healthcare cost trend rates grade down gradually to 4.75% at 2018. Participant contributions are assumed to increase with healthcare cost trend rates.

The healthcare cost trend rate assumptions, which are net of participant contributions, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Effect on total interest cost for 2010	$—	$—
Effect on postretirement benefit obligation at December 31, 2010	0.2	(0.2)

The following reflects the estimated future benefit payments, net of estimated participant contributions:

2011	$0.6
2012	0.6
2013	0.6
2014	0.6
2015	0.6
2016-2020	3.2

During 2009 and 2008, there were no reclassification adjustments or amortization of the actuarial (loss) gain. In 2011, amortization of accumulated actuarial net loss and prior service credits will result in a $0.4 reduction in net periodic postretirement benefit cost.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

12.	Defined Contribution Pension Plans

Mafco Worldwide has a defined contribution 401(k) plan covering its domestic salaried employees. Mafco Worldwide contributes 2% of an employee’s salary to this plan, which reduces the benefit received from the defined benefit plan. Harland Clarke Holdings, through its subsidiaries, sponsors certain defined contribution benefit plans whereby it generally matches employee contributions up to 4% of base wages. Contributions to these plans were $13.3, $14.6 and $16.0 in 2010, 2009 and 2008, respectively.

13.	Short-Term Borrowings

On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provided for a loan in the amount of $27.2. The loan was secured by M & F Worldwide’s investments in auction-rate securities. The Secured Loan Agreement was amended in June 2010 to extend the maturity date from June 11, 2010 to June 10, 2011. The interest rate continued to be the federal funds rate plus 2.25%. M & F Worldwide was required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During 2010, M & F Worldwide paid $22.2 of the principal in connection with the sale and redemption of such securities with a face value of $31.7 thereby fully repaying the loan. During 2009, M & F Worldwide also paid $4.1 of the principal in connection with the sale of such securities with a face value of $6.0.

14.	Long-Term Debt

	December 31,
	2010	2009

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,737.0	$1,755.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	206.8	206.8
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Mafco Worldwide $125.0 Senior Secured Credit Facilities	—	55.2
Mafco Worldwide $45.0 Senior Secured Credit Facility	31.0	—
Capital lease obligations and other indebtedness	4.6	5.7

	2,250.7	2,294.0
Less: current maturities	(19.4)	(24.5)

Long-term debt, net of current maturities	$2,231.3	$2,269.5

Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities

On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at December 31, 2010. As of December 31, 2010, there were no outstanding borrowings under the Revolver and there was $91.8 available for borrowing (giving effect to the issuance of $8.2 of letters of credit).

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

The Credit Agreement has a commitment fee of 0.50% for the unused portion of the Revolver and a weighted average commitment fee of 2.52% for issued letters of credit. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratios.

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

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires Harland Clarke Holdings to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. Harland Clarke Holdings has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and Harland Clarke Holdings may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. Harland Clarke Holdings is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in 2009 with respect to fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). An excess cash flow payment of approximately $3.5 will be paid in 2011 with respect to 2010 and will be applied against other mandatory payments due in 2011 under the terms of the Credit Agreement. No such excess cash flow payment was required to be paid in 2010 with respect to 2009 and no such excess cash flow payment was required to be paid in 2009 with respect to 2008. Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

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

Harland Clarke Holdings Senior Notes due 2015

On May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at December 31, 2010. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.

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

Gain on Early Extinguishment of Debt

During 2009, the Company extinguished debt with a total principal amount of $136.9 by purchasing Harland Clarke Holdings 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6, resulting in a gain of $65.0 after the write-off of $4.3 of unamortized deferred financing fees related to the extinguished debt. The Company did not purchase any Harland Clarke Holdings 2015 Senior Notes during 2010.

Mafco Worldwide $45.0 Senior Secured Credit Facility

On December 15, 2010, Mafco Worldwide entered into a credit agreement governing a $45.0, five-year revolving credit facility (the “Mafco Revolving Credit Agreement”). Approximately $30.0 was drawn on December 15, 2010 to prepay term borrowings under Mafco Worldwide’s former credit agreement and to pay

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

fees and expenses in connection with the refinancing. The indebtedness under the Mafco Revolving Credit Agreement is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Revolving Credit Agreement and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Revolving Credit Agreement bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin ranging from 1.5% to 2.0% or an alternative base rate plus an applicable margin ranging from 0.5% to 1.0% depending on Mafco Worldwide’s consolidated leverage ratio at the end of each fiscal quarter. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 1.8% at December 31, 2010.

The Mafco Revolving Credit Agreement contains affirmative and negative covenants customary for such financing. The Mafco Revolving Credit Agreement also requires Mafco Worldwide to maintain a maximum total debt ratio and a minimum consolidated interest expense ratio as of the last day of each fiscal quarter. The Mafco Revolving Credit Agreement contains events of default customary for such financing, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc. and of EVD Holding Inc. and Mafco Shanghai Corporation, subsidiaries of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.

The borrowings under the Mafco Revolving Credit Agreement are repayable in full on December 15, 2015. At December 31, 2010, there was $31.0 principal amount of borrowings outstanding under the Mafco Revolving Credit Agreement and there was $14.0 available for borrowing. There were no letters of credit issued by Mafco Worldwide as of December 31, 2010.

Mafco Worldwide Prior $125.0 Senior Secured Credit Facilities

On December 8, 2005, Mafco Worldwide entered into a credit agreement governing its $125.0 senior secured credit facilities which consisted of a $110.0 term loan drawn on December 8, 2005 and originally maturing on December 8, 2011 and a $15.0 revolving credit facility that matured in December 2010. The balance of the term loan of $30.0 was prepaid in connection with entering into the Mafco Revolving Credit Agreement on December 15, 2010 and unamortized deferred financing fees of $0.2 were expensed.

During 2010 and 2009, Mafco Worldwide made scheduled term loan payments and other prepayments totaling $25.2 and $10.5, respectively.

Capital Lease Obligations and Other Indebtedness

Subsidiaries of Harland Clarke Holdings have outstanding capital lease obligations and other indebtedness with principal balances totaling $4.6 and $5.7 at December 31, 2010 and 2009, respectively. These obligations have imputed interest rates ranging from 5.6% to 9.6% and have required payments, including interest, of $1.7 in 2011, $1.3 in 2012, $1.2 in 2013, $0.9 in 2014 and $0.1 in 2015. During 2010 and 2009, a subsidiary of Harland Clarke Holdings entered into capital leases and other indebtedness totaling $0.4 and $5.1, respectively, and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.

Mafco Worldwide’s French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.0 and $2.2, respectively) at December 31, 2010 and

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

2009, respectively for working capital purposes. The subsidiary had no borrowings at December 31, 2010 and 2009.

Annual Maturities

Annual maturities of long-term debt during the next five years are as follows:

2011	$19.7
2012	19.3
2013	19.2
2014	1,683.9
2015	509.2

15.	Derivative Financial Instruments

Interest Rate Hedges

The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company’s risk on a portion of its variable-rate debt.

During February 2006, Harland Clarke Holdings entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006. The hedges expired on June 30, 2009. The hedges swapped the underlying variable rate for a fixed rate of 4.992%.

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

The following table presents the fair values of these derivative instruments and the classification in the consolidated balance sheets:

Derivatives Designated
as Cash Flow		December 31,
Hedging Instruments:	Balance Sheet Classification	2010	2009

Interest rate swaps	Other current liabilities	$—	$6.3
	Other liabilities	17.8	7.9

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk.

These derivative instruments had no ineffective portions during 2010 and 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Year Ended December 31,
	2010	2009	2010	2009
			Loss Reclassified from
			Accumulated Other
Derivatives Designated	Loss Recognized in		Comprehensive Loss
as Cash Flow	Other Comprehensive		into Interest
Hedging Instruments:	Income		Expense

Interest rate swaps	$23.3	$18.3	$19.7	$31.6

The Company expects to reclassify approximately $14.7 into net income as additional interest expense during the twelve months ending December 31, 2011.

The following table presents the balances and net changes in accumulated other comprehensive loss related to these derivative instruments, net of income taxes:

Balances and Net Changes:	2010	2009

Balance at the beginning of the period	$8.6	$16.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $7.7 and $12.2	(12.0)	(19.4)
Net change in fair value of interest rate swaps, net of taxes of $9.0 and $6.9	14.3	11.4

Balance at end of period	$10.9	$8.6

16.	Fair Value Measurements

Nonrecurring Fair Value Measurements

The following table presents the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during 2009:

	Fair Value at
	November 1,				Impairment
	2009	(Level 1)	(Level 2)	(Level 3)	Charges

Indefinite-lived trademarks and tradenames	$156.8	$—	$—	$156.8	$44.2

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Recurring Fair Value Measurements

Fair values of financial instruments subject to recurring fair value measurements as of December 31, 2010 and 2009 are as follows:

	Balance at
	December 31,
	2010	(Level 1)	(Level 2)	(Level 3)

Corporate equity securities	$13.1	$13.1	$—	$—
Liability for interest rate swaps	17.8	—	17.8	—
Liability for contingent consideration related to business combinations	8.2	—	—	8.2

	Balance at
	December 31,
	2009	(Level 1)	(Level 2)	(Level 3)

ARS	$29.4	$—	$—	$29.4
United States treasury securities	24.6	24.6	—	—
Corporate equity securities	1.9	1.9	—	—
Liability for interest rate swaps	14.2	—	14.2	—
Liability for contingent consideration related to business combinations combinations	1.8	—	—	1.8

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

The following table presents the Company’s liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,	December 31,
	2010	2009

Balance at beginning of period	$1.8	$—
Transfers to Level 3	—	—
Businesses acquired	6.8	1.8
Compensation expense recorded in selling, general and administrative expenses	0.5	—
Gain recorded in selling, general and administrative expenses	(0.2)	—
Payment on contingent consideration arrangement	(0.7)	—

Balance at end of period	$8.2	$1.8

The fair value of the ARS as of December 31, 2009 was estimated utilizing discounted cash flow analyses. The analyses consider, among other items, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future principal and interest payments as well as forecasted probabilities of default, auction failure and a successful auction at par or repurchase at par for each period. Since the fourth quarter of 2009, the Company recorded any fluctuations in fair value related to these securities in earnings.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table presents the Company’s marketable securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2010	2009

Balance at beginning of period	$29.4	$33.6
Transfers to Level 3	—	—
Realized (loss) gain recorded in other (expense) income, net	(1.0)	1.1
Sale and redemption of securities	(28.4)	(5.3)

Balance at end of period	$—	$29.4

Fair Value of Financial Instruments

Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable, short-term debt and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at December 31, 2010 and 2009 was approximately $2,040.2 and $1,966.1, respectively. The carrying value of long-term debt at December 31, 2010 and 2009 was $2,250.7 and $2,294.0, respectively.

17.	Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Balance at December 31, 2010:
Corporate equity securities	$0.3	$12.9	$(0.1)	$13.1
Balance at December 31, 2009:
ARS	$29.4	$—	$—	$29.4
United States treasury securities	24.6	—	—	24.6
Corporate equity securities	0.3	1.7	(0.1)	1.9

Total marketable securities	$54.3	$1.7	$(0.1)	$55.9

During 2010, the Company sold its investment in United States treasury securities, which were to mature in 2012, for $24.7 in cash and recognized a gain of $0.1. During 2010, the Company sold ARS with a face value of $29.0 for total proceeds of $25.7 and ARS issues were redeemed by the issuers at par value of $2.7 (see Note 16). During 2009, the Company sold ARS with a face value of $6.0 for total proceeds of $5.3.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following presents the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

At December 31, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1
At December 31, 2009:
Corporate equity securities	$—	$—	$0.1	$0.1

The Company has determined that the gross unrealized losses on its corporate equity securities at December 31, 2010 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at December 31, 2010.

18.	Restructuring

Harland Clarke and Corporate

During 2007, as a result of the acquisition of John H. Harland Company, the Company adopted a plan to restructure its business. The plan focused on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. The Company’s plan primarily included workforce rationalization, facility closures, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company also adopted plans during 2008, 2009 and 2010 to realize additional cost savings in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions. Due to these actions, the Company recorded impairment charges of $1.0 to adjust the carrying value of an owned facility to its estimated fair value in 2008 and $0.6 to adjust the carrying value of other property, plant and equipment in 2010. These impairment charges are included in asset impairment charges in the accompanying consolidated statements of income for 2008 and 2010, respectively. The Company also recorded restructuring liabilities in connection with the Transaction Holdings Acquisition of $1.5 in 2008. The liabilities were reduced by $1.1 and $0.2 in 2009 and 2010, respectively, of which, $0.6 is reflected as 2009 non-cash utilization in the table below.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table details the components of the Company’s restructuring accruals under its plans related to the Harland Clarke segment and Corporate for 2010, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase			Non-cash	Ending
	Balance	Accounting	Expensed	Paid in Cash	Utilization	Balance

Year Ended December 31, 2010:
Severance and severance-related	$2.5	$—	$5.1	$(6.1)	$—	$1.5
Facilities closures and other costs	2.5	—	7.2	(2.5)	(2.7)	4.5

Total	$5.0	$—	$12.3	$(8.6)	$(2.7)	$6.0

Year Ended December 31, 2009:
Severance and severance-related	$7.4	$—	$18.1	$(23.0)	$—	$2.5
Facilities closures and other costs	2.3	—	7.6	(2.8)	(4.6)	2.5

Total	$9.7	$—	$25.7	$(25.8)	$(4.6)	$5.0

Year Ended December 31, 2008:
Severance and severance-related	$8.5	$1.8	$7.0	$(9.9)	$—	$7.4
Facilities closures and other costs	2.9	0.8	1.3	(1.7)	(1.0)	2.3

Total	$11.4	$2.6	$8.3	$(11.6)	$(1.0)	$9.7

The non-cash utilization of $1.0, $4.6 and $2.7 in 2008, 2009 and 2010, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $2.0 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.

Harland Financial Solutions

During 2007, as a result of the acquisition of John H. Harland Company, the Company adopted a plan to restructure the Harland Financial Solutions segment, focused on improving operating margins primarily through consolidating facilities and rationalizing the workforce.

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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for 2010, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance

Year Ended December 31, 2010:
Severance and severance-related	$1.0	$—	$0.7	$(1.6)	$—	$0.1
Facilities and other costs	0.1	—	2.1	(0.1)	0.1	2.2

Total	$1.1	$—	$2.8	$(1.7)	$0.1	$2.3

Year Ended December 31, 2009:
Severance and severance-related	$1.4	$—	$3.3	$(3.7)	$—	$1.0
Facilities and other costs	0.7	—	0.5	(1.1)	—	0.1

Total	$2.1	$—	$3.8	$(4.8)	$—	$1.1

Year Ended December 31, 2008:
Severance and severance-related	$0.7	$(0.1)	$3.9	$(3.1)	$—	$1.4
Facilities and other costs	1.7	(0.4)	—	(0.6)	—	0.7

Total	$2.4	$(0.5)	$3.9	$(3.7)	$—	$2.1

The Company currently does not expect to incur significant additional costs related to these plans, which is subject to refinement as the reorganization progresses.

Scantron

As a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment in 2008. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the acquisition as of March 31, 2009.

The Company also adopted plans during 2009 and 2010 to realize additional cost savings in the Scantron segment by further consolidation of operations and elimination of certain selling, general and administrative expenses.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

The following table details the components of the Company’s restructuring accruals related to the Scantron segment for 2010, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance

Year Ended December 31, 2010:
Severance and severance-related	$0.5	$—	$2.5	$(2.9)	$—	$0.1
Facilities and other costs	—	—	4.7	(1.2)	0.2	3.7

Total	$0.5	$—	$7.2	$(4.1)	$0.2	$3.8

Year Ended December 31, 2009:
Severance and severance-related	$1.0	$—	$2.7	$(3.0)	$(0.2)	$0.5
Facilities and other costs	—	—	0.3	—	(0.3)	—

Total	$1.0	$—	$3.0	$(3.0)	$(0.5)	$0.5

Year Ended December 31, 2008:
Severance and severance-related	$—	$2.5	$2.3	$(3.8)	$—	$1.0
Facilities and other costs	—	—	0.1	(0.1)	—	—

Total	$—	$2.5	$2.4	$(3.9)	$—	$1.0

Restructuring accruals for all of the segments’ plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.

19.	Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2020. Certain leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2010, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2011	$27.4
2012	23.9
2013	18.6
2014	15.2
2015	8.6
Thereafter	19.6

Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $0.2.

Total operating lease expense, excluding operating lease expense included in restructuring costs, was $23.2, $24.2 and $24.8 for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the Company had obligations to purchase approximately $22.3 of raw materials, net of funds advanced against certain of these purchase commitments.

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

In 1988, a predecessor of Pepsi-Cola Metropolitan Bottling Company, Inc. (the “Original Indemnitor”) sold to Pneumo Abex various operating businesses, all of which Pneumo Abex re-sold by 1996. Prior to the 1988 sale, those businesses had manufactured certain asbestos-containing friction products. Pneumo Abex has been named, typically along with 10 to as many as 100 or more other companies, as a defendant in various personal injury lawsuits claiming damages relating to exposure to asbestos. Pursuant to indemnification agreements, the Original Indemnitor has ultimate responsibility for all the remaining asbestos-related claims asserted against Pneumo Abex through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Pneumo Abex in December 1994 of its Friction Products Division, a subsidiary (the “Friction Buyer”) of Cooper Industries, Inc. (now Cooper Industries, LLC, the “Friction Guarantor”) assumed all liability for substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor. Following the Friction Products sale, Pneumo Abex treated the Division as a discontinued operation and stopped including the Division’s assets and liabilities in its financial statements.

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

Pneumo Abex’s former subsidiary maintained product liability insurance covering substantially all of the period during which it manufactured or distributed asbestos-containing products. The subsidiary and its successors have pursued litigation against the insurers providing this coverage in order to confirm its availability and obtain its benefits. As a result of settlements in that litigation, other coverage agreements with other carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all of Pneumo Abex’s monthly expenditures for asbestos-related claims other than as described below are managed and paid by others. As of December 31, 2010, the Company has not incurred and does not expect to incur material amounts related to asbestos-related claims not subject to the arrangements described above (the “Remaining Claims”). Management does not expect the Remaining Claims to have a material adverse effect on the Company’s financial position or results of operations, but the Company is unable to forecast either the

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

number of future asbestos-related claimants or the amount of future defense and settlement costs associated with present or future asbestos-related claims.

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

While the Friction Guarantor has been fulfilling its obligation under a 1994 Mutual Guaranty Agreement (the “Mutual Guaranty”) to guarantee the Friction Buyer’s performance since October 2001, when the successor in interest to the Friction Buyer filed for Chapter 11 bankruptcy and stopped performing itself, in May 2010, Pneumo Abex commenced a lawsuit in the New York Supreme Court (the “Transfer Lawsuit”) against the Friction Guarantor and certain of its affiliates alleging, among other things, that various corporate transactions in which the Friction Guarantor and its affiliates had engaged since 2002 had improperly reduced the resources available to satisfy the Mutual Guaranty. Pneumo Abex seeks in the Transfer Lawsuit injunctive relief remedying the financial consequences of these corporate transactions to Pneumo Abex, a constructive trust over the transferred assets, and damages. The Friction Guarantor has continued to perform under the Mutual Guaranty during the pendency of the Transfer Lawsuit and the Company still considers Pneumo Abex’s contingent claims assumed by the Friction Buyer in the Friction Products sale to be the financial responsibility of the Friction Guarantor under the Mutual Guaranty. Based upon the Original Indemnitor’s repeated acknowledgements of its obligations, management’s view of the aggregate resources of the Friction Guarantor and the noted affiliates, the active management by both the Original Indemnitor and the Friction Guarantor of pending contingent claims, the discharging of the related liabilities when required, and their respective financial positions based upon publicly filed financial statements, as well as the history of insurance recovery set forth above, the Company believes that the likelihood that Pneumo Abex will be required to pay material amounts of unreimbursed expense for its contingent claims is remote.

See Note 25 regarding recent developments with regard to the Transfer Agreement and Transfer Lawsuit.

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

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings’ businesses. In the stock purchase agreement executed in connection with the 2005 acquisition of Clarke American Corp. by the Company, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees. See Note 8 for certain tax matters indemnified by Honeywell.

Other

A series of commercial borrowers in eight states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

The Management Services Agreement provides for termination of the agreement on December 31, 2011, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company. Neither party provided notice in 2010, therefore MacAndrews & Forbes LLC will continue to provide these services in 2011 under the terms of the existing agreement.

Restricted Stock

See Note 10 regarding the issuance of restricted stock to a director in May 2007.

Notes Receivable

In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein, that matures in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N.A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the senior secured credit facility and note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010.

During 2010, Harland Clarke Holdings received $3.0 in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $4.0 and $0.0, respectively, at December 31, 2010. During 2009, Harland Clarke Holdings received $15.0 in payments and released $9.8 in draws on the revolver, bringing the principal balance of the note and the senior secured credit facility to $7.0 and $0.0, respectively, at December 31, 2009. The outstanding balance on the note is included in other assets in the accompanying consolidated balance sheets. Interest income of $0.4, $0.8 and $0.4 was recorded in 2010, 2009 and 2008, respectively.

Other

As discussed in Note 3, the Company paid $2.0 to Holdings in February 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $0.2 through June 2011 at an interest rate of 7.5%.

At December 31, 2010, the Company recorded prepaid expenses of $1.1 and other current liabilities of $0.2 relating to the directors and officers insurance programs and financing arrangements. At December 31, 2009, the Company recorded prepaid expenses and other assets of $1.2 and $0.8 and other current liabilities

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

and other liabilities of $0.7 and $0.2, respectively, relating to the directors and officers insurance programs and financing arrangements. The Company paid $1.1, $0.8 and $0.6 to Holdings in 2010, 2009 and 2008, respectively, under the insurance programs, including amounts due under the financing arrangements.

21.	Significant Customers

Harland Clarke Holdings’ top 20 clients accounted for approximately 30%, 29% and 30% of the Company’s consolidated net revenues in 2010, 2009 and 2008, respectively, with sales to Bank of America and Wells Fargo representing a significant portion of such revenues in the Harland Clarke segment.

22.	Business Segment Information

The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers as well as consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel, Ireland and India.

•	Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates in the United States and Canada.

•	Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Selected summarized financial information for 2010, 2009 and 2008 is as follows:

		Harland
	Harland	Financial		Licorice	Corporate
	Clarke(1)	Solutions(2)	Scantron(3)	Products	and Other(4)	Total

Product revenues, net:
2010	$1,156.6	$72.0	$116.2	$111.4	$—	$1,456.2
2009	1,216.8	73.0	123.2	101.8	—	1,514.8
2008	1,280.5	79.9	126.5	111.6	—	1,598.5
Service revenues, net:
2010	$34.3	$210.7	$81.4	$—	$—	$326.4
2009	9.2	205.9	84.2	—	—	299.3
2008	9.6	213.8	84.3	—	—	307.7
Intersegment revenues:
2010	$0.3	$—	$6.1	$—	$(6.4)	$—
2009	—	—	0.6	—	(0.6)	—
2008	0.3	—	0.5	—	(0.8)	—
Operating income (loss):(5)
2010	$238.0	$48.6	$25.3	$28.4	$(26.7)	$313.6
2009	195.8	32.8	34.5	32.1	(29.0)	266.2
2008	217.1	34.1	28.4	39.4	(26.0)	293.0
Depreciation and amortization (excluding amortization of deferred financing fees):
2010	$103.2	$28.5	$26.2	$1.7	$—	$159.6
2009	109.3	26.9	25.9	1.8	—	163.9
2008	112.5	28.7	23.3	2.0	—	166.5
Non-cash asset impairment charges:
2010	$3.7	$—	$—	$—	$—	$3.7
2009	33.6	10.6	0.2	—	—	44.4
2008	2.4	—	—	—	—	2.4
Capital expenditures (excluding capital leases):
2010	$24.0	$8.3	$6.3	$1.3	$—	$39.9
2009	28.3	6.5	7.4	1.6	—	43.8
2008	32.2	4.0	12.0	1.2	—	49.4
Total assets:
December 31, 2010	$987.8	$342.0	$311.6	$273.6	$1,854.1	$3,769.1
December 31, 2009	1,070.3	327.0	290.3	278.6	1,719.8	3,686.0

(1)	Includes results of the acquired Transaction Holdings, Protocol IMS and SubscriberMail businesses from the date of acquisition.

(2)	Includes results of the acquired Parsam business from the date of acquisition.

(3)	Includes results of the acquired Data Management and Spectrum K12 businesses from the date of acquisition.

(4)	Total assets include goodwill of $1,569.8 and $1,517.3 as of December 31, 2010 and 2009, respectively, which is not assigned to the operating segments.

(5)	Includes restructuring costs of $22.3, $32.5 and $14.6 for 2010, 2009 and 2008, respectively (see Note 18) and non-cash impairment charges of $3.7, $44.4 and $2.4 for 2010, 2009 and 2008, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Selected summarized geographic information at December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009

Long-lived assets:
North America	$1,787.6	$1,738.5
Foreign	31.8	33.0
Corporate	49.1	33.2

Total	$1,868.5	$1,804.7

23.	Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly financial information for 2010 and 2009:

	2010
	First	Second	Third	Fourth

Net revenues	$457.2	$451.3	$439.9	$434.2
Gross profit	192.8	192.6	183.1	185.6
Net income	33.6	29.8	30.2	27.3
Income per common share:
Basic	$1.74	$1.54	$1.57	$1.41

Diluted	$1.73	$1.53	$1.55	$1.40

	2009
	First	Second	Third	Fourth

Net revenues	$464.3	$451.9	$450.7	$447.2
Gross profit	189.2	188.7	192.1	188.7
Net income	51.3	29.1	36.5	2.8
Income per common share:
Basic	$2.65	$1.51	$1.89	$0.15

Diluted	$2.64	$1.50	$1.88	$0.14

Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

24.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008

Net income before extraordinary gain	$120.9	$119.7	$67.0
Extraordinary gain	—	—	0.7

Net income	$120.9	$119.7	$67.7

Weighted-average shares outstanding (in millions):
Basic	19.3	19.3	20.1
Dilutive impact of stock units	0.1	0.1	—

Diluted	19.4	19.4	20.1
Earnings per common share before extraordinary gain:
Basic	$6.26	$6.20	$3.30
Diluted	$6.22	$6.17	$3.30
Extraordinary gain per share:
Basic	$—	$—	$0.04
Diluted	$—	$—	$0.04
Earnings per share:
Basic	$6.26	$6.20	$3.34
Diluted	$6.22	$6.17	$3.34

25.	Subsequent Events

Acquisition

On December 15, 2010, Scantron entered into a securities purchase agreement with KUE Digital International LLC pursuant to which Scantron would purchase all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as “GlobalScholar”) for $140.0 in cash, subject to post-closing adjustments, and a contingent payment of up to $20.0 in cash, which would be dependent upon the achievement of certain revenue targets during calendar year 2011. GlobalScholar’s instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar’s instructional management platform complements Scantron’s testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron’s web-based education solutions. Scantron completed the acquisition of GlobalScholar on January 3, 2011 for $135.4 in cash, net of cash acquired and after giving effect to preliminary working capital adjustments, and subject to post-closing adjustments. The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand. Due to the timing of the acquisition, preliminary accounting for the business combination is not complete. Financial results for GlobalScholar will be included in the Company’s results of operations beginning in the first quarter of 2011.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)

Settlement of Lawsuit

On February 1, 2011, the Company, an affiliate of Holdings, the Friction Guarantor and certain affiliates of the Friction Guarantor entered into an agreement (the “Settlement Agreement”) to settle the Transfer Lawsuit and certain counterclaims that the Friction Guarantor could bring in the Transfer Lawsuit against the Company (see Note 19).

Pursuant to the Settlement Agreement, the direct owner of Pneumo Abex will transfer all of the membership interests in Pneumo Abex to a Delaware statutory trust (the “Settlement Trust”), and the Settlement Trust will become the sole owner and new managing member of Pneumo Abex. The Company will also contribute a total of $15.0 to Pneumo Abex, half of which is being paid to liquidate an existing indemnification obligation of Mafco Worldwide to Pneumo Abex relating to a reorganization of Pneumo Abex and Mafco Worldwide in 2004. In addition, the Company will pay $5.0 into the Settlement Trust. Under the Settlement Agreement, the Settlement Trust will also receive a capital contribution from the Friction Guarantor, consisting of a cash contribution of $250.0 payable at closing and a note in the amount of $57.5 payable over four years that is guaranteed by certain parent entities of the Friction Guarantor, subject to certain adjustments.

Following the closing under the Settlement Agreement:

•	Pneumo Abex, owned by the Settlement Trust, will continue to resolve asbestos-related claims asserted against it in the tort system,

•	The Settlement Trust will indemnify Pneumo Abex with respect to the defense and resolution of the asbestos-related claims formerly subject to the Mutual Guaranty,

•	The Friction Guarantor’s obligation to indemnify Pneumo Abex pursuant to the Mutual Guaranty will terminate,

•	The Company will be indemnified by the Settlement Trust against any liability for the matters formerly subject to the Mutual Guaranty, and

•	All other insurance and indemnification rights of Pneumo Abex owing from third parties will remain assets of Pneumo Abex.

The Settlement Agreement is subject to the satisfaction or waiver of various closing conditions, including, among other things, the receipt of a confirmation from the Internal Revenue Service concerning the tax treatment of the transactions contemplated by the Settlement Agreement and an approval by the Supreme Court of the State of New York, County of New York of a stipulation of dismissal of the claims pending or that could have been pending in the Transfer Lawsuit. The parties to the Settlement Agreement received the requisite court approval on February 17, 2011.

Schedule I – Condensed Financial Information of Registrant
Balance Sheets (Parent Only)
(in millions, except share and per share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$87.5	$57.8
Prepaid expenses and other current assets	1.0	1.1

Total current assets	88.5	58.9
Investment in subsidiaries	552.6	447.8
Receivable from subsidiaries	1.8	1.2
Deferred tax assets	0.9	3.9
Marketable securities	—	29.4
Other assets	0.8	1.4

Total assets	$644.6	$542.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2.1	$5.3
Short-term borrowings	—	22.2

Total current liabilities	2.1	27.5
Other liabilities	—	1.1
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at December 31, 2010 and 2009	0.2	0.2
Additional paid-in capital	76.0	75.4
Treasury stock at cost; 4,541,900 shares at December 31, 2010 and 2009	(106.6)	(106.6)
Retained earnings	677.6	556.7
Accumulated other comprehensive loss, net of taxes	(4.7)	(11.7)

Total stockholders’ equity	642.5	514.0

Total liabilities and stockholders’ equity	$644.6	$542.6

Schedule I – Condensed Financial Information of Registrant
Statements of Income (Parent Only)
(in millions)

	Year Ended December 31,
	2010	2009	2008

General and administrative expenses	$11.5	$16.2	$11.2

Operating loss	(11.5)	(16.2)	(11.2)
Interest, investment and other (expense) income, net	(1.1)	(2.5)	1.3

Loss from operations before income taxes	(12.6)	(18.7)	(9.9)
Benefit for income taxes	(3.0)	(6.5)	(4.5)

Loss from operations	(9.6)	(12.2)	(5.4)
Equity in income of subsidiaries	130.5	131.9	73.1

Net income	$120.9	$119.7	$67.7

Schedule I – Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Only)
(in millions)

	Year Ended December 31,
	2010	2009	2008

Operating activities
Net income	$120.9	$119.7	$67.7
Adjustments to reconcile net income to total cash used in operating activities:
Equity in income of subsidiaries	(130.5)	(131.9)	(73.1)
Restricted stock amortization	0.6	2.1	0.9
Realized and unrealized loss on marketable securities	1.0	2.7	—
Tax benefits from stock options exercised	—	—	(14.6)
Changes in assets and liabilities:
Receivable from/payables to subsidiaries	(0.6)	(3.7)	(1.2)
Other, net	(0.2)	8.3	2.3

Cash used in operating activities	(8.8)	(2.8)	(18.0)

Investing activities
Sales and redemption of marketable securities	28.4	5.3	2.4
Dividends from Harland Clarke Holdings	31.2	41.3	65.0
Dividends from Mafco Worldwide	1.5	1.5	1.5

Cash provided by investing activities	61.1	48.1	68.9

Financing activities
Tax benefits from stock options exercised	—	—	14.6
Purchases of treasury stock	—	—	(91.8)
Proceeds from short-term borrowings	—	—	27.2
Repayments of short-term borrowings	(22.2)	(4.1)	(0.9)
Insurance premium financing payment	(0.4)	(0.3)	(0.1)

Cash used in financing activities	(22.6)	(4.4)	(51.0)

Net increase (decrease) in cash and cash equivalents	29.7	40.9	(0.1)
Cash and cash equivalents at beginning of period	57.8	16.9	17.0

Cash and cash equivalents at end of period	$87.5	$57.8	$16.9

Schedule II – Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2010, 2009 and 2008.

	Beginning	Amounts	Balance	Ending
Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves	Balance	Reserved	Written Off	Balance

December 31, 2010	$3.3	$4.0	$4.2	$3.1
December 31, 2009	$2.9	$7.7	$7.3	$3.3
December 31, 2008	$2.6	$8.0	$7.7	$2.9