Form 10-Q
period 2011-03-31
M & F WORLDWIDE CORP
filed 2011-05-05
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of April 30, 2011, there were 19,333,931 shares of the registrant’s common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 1,012,666 shares were held by MFW Holdings Two LLC, each of which are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206.8	$312.8
Accounts receivable (net of allowances of $3.4 and $3.1)	139.0	137.8
Inventories	125.3	130.0
Income taxes receivable	12.2	12.1
Deferred tax assets	18.4	18.4
Prepaid expenses and other current assets	77.2	71.9

Total current assets	578.9	683.0
Property, plant and equipment	410.1	398.6
Less accumulated depreciation	(252.1)	(241.5)

Property, plant and equipment, net	158.0	157.1
Goodwill	1,663.0	1,569.8
Other intangible assets, net	1,271.3	1,207.3
Pension asset	10.2	10.3
Contract acquisition payments, net	34.6	27.2
Other assets	109.1	114.4

Total assets	$3,825.1	$3,769.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44.6	$43.0
Deferred revenues	131.9	128.9
Current maturities of long-term debt	19.0	19.4
Accrued liabilities:
Salaries, wages and employee benefits	51.0	77.6
Income and other taxes payable	24.2	13.4
Customer incentives	31.1	29.0
Other current liabilities	73.3	30.9

Total current liabilities	375.1	342.2
Long-term debt	2,223.1	2,231.3
Deferred tax liabilities	448.7	440.1
Other liabilities	120.2	113.0
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at March 31, 2011 and December 31, 2010	0.2	0.2
Additional paid-in capital	76.0	76.0
Treasury stock at cost; 4,541,900 shares at March 31, 2011 and December 31, 2010	(106.6)	(106.6)
Retained earnings	690.5	677.6
Accumulated other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	6.6	3.6
Unrecognized amounts included in pension and postretirement obligations	(5.3)	(5.2)
Derivative fair-value adjustments	(9.2)	(10.9)
Unrealized gains on investments, net	5.8	7.8

Total accumulated other comprehensive loss, net of taxes	(2.1)	(4.7)

Total stockholders’ equity	658.0	642.5

Total liabilities and stockholders’ equity	$3,825.1	$3,769.1

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Product revenues, net	$353.5	$377.4
Service revenues, net	79.9	79.8

Total net revenues	433.4	457.2
Cost of products sold	215.6	223.5
Cost of services provided	39.7	40.9

Total cost of revenues	255.3	264.4

Gross profit	178.1	192.8
Selling, general and administrative expenses	108.9	101.6
Asset impairment charges	1.3	—
Restructuring costs	2.3	3.2

Operating income	65.6	88.0
Interest income	0.1	0.3
Interest expense	(27.4)	(30.6)
Settlement of contingent claims	(20.0)	—
Other expense, net	—	(0.2)

Income before income taxes	18.3	57.5
Provision for income taxes	5.4	23.9

Net income	$12.9	$33.6

Earnings per common share:
Basic	$0.67	$1.74

Diluted	$0.66	$1.73

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net income	$12.9	$33.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10.8	13.6
Amortization of intangible assets	30.0	27.1
Amortization of deferred financing fees	1.7	1.9
Deferred income taxes	(8.6)	(6.1)
Restricted stock amortization	—	0.2
Realized and unrealized losses on marketable securities	—	0.2
Asset impairments	1.3	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	1.5	(0.2)
Inventories	5.5	4.1
Prepaid expenses and other assets	(3.1)	(3.2)
Contract acquisition payments, net	(7.4)	(1.0)
Accounts payable and accrued liabilities	(3.1)	17.5
Deferred revenues	0.3	(0.4)
Income and other taxes	10.1	28.7
Other, net	(0.1)	1.6

Net cash provided by operating activities	51.8	117.6
Investing activities
Purchase of business, net of cash acquired	(135.4)	—
Additional purchase price consideration for previous acquisition	(0.2)	—
Net repayments of related party notes receivable	—	2.0
Proceeds from sale of property, plant and equipment	—	1.1
Proceeds from sale of marketable securities	—	4.5
Capital expenditures	(10.9)	(6.9)
Capitalized interest	(0.1)	—
Other, net	(2.3)	(0.6)

Net cash (used in) provided by investing activities	(148.9)	0.1
Financing activities
Payments of contingent consideration arrangements	(0.3)	—
Repayments of short-term borrowings	—	(3.6)
Repayments of credit agreements and other borrowings	(8.7)	(16.2)
Other, net	(0.1)	(0.4)

Net cash used in financing activities	(9.1)	(20.2)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.2)

Net (decrease) increase in cash and cash equivalents	(106.0)	97.3
Cash and cash equivalents at beginning of period	312.8	133.7

Cash and cash equivalents at end of period	$206.8	$231.0

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$19.1	$22.0
Income taxes, net of refunds	4.1	0.9
See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)
1. Description of the Business and Basis of Presentation
     M & F Worldwide Corp. (“M & F Worldwide” and, together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. (“Harland Clarke Holdings”) and Mafco Worldwide Corporation (“Mafco Worldwide”). At March 31, 2011, MacAndrews & Forbes Holdings Inc. (“Holdings”), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.
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
     Harland Clarke Holdings and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company, and has no independent assets at March 31, 2011, and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are not significant.
     See Note 3 for information regarding recent acquisitions.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2010 Annual Report on Form 10-K.
2. Summary of Significant Accounting Policies
     Reference is made to the significant accounting policies of the Company described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates
     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
     Certain amounts in previously issued financial statements have been reclassified to conform to the presentation of the consolidated financial statements in the first quarter of 2011. These reclassifications had no effect on previously reported net income.
     Specifically, certain revenues for the Harland Clarke segment previously reported as product revenues, net along with related cost of products sold in 2010 were reclassified to service revenues, net and cost of services provided to enable comparability with the presentation of the consolidated statements of income for 2011. Reclassifications for product revenues, net and service revenues, net were also made in Note 7 for the Harland Clarke segment.
Recently Adopted Accounting Guidance
     Effective January 1, 2011, the Company adopted new guidance for multiple-deliverable revenue arrangements and certain arrangements that include software elements. The new guidance for multiple-deliverable revenue arrangements requires entities to allocate revenue in an arrangement within the scope of the guidance using estimated selling prices based on a selling price hierarchy. It also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. Application of the new guidance did not have a material effect on the Company’s financial statements.
     The new guidance for certain arrangements that include software elements removes non-software components of tangible products and software components of tangible products that have software components essential to the functionality of the tangible product from the scope of software revenue recognition. The majority of the Company’s software arrangements are not tangible products with software components. Application of the new guidance did not have a material effect on the Company’s financial statements.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
3. Acquisitions
Acquisition of GlobalScholar
     On January 3, 2011, Scantron Corporation (“Scantron”), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as “GlobalScholar”). GlobalScholar’s instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar’s instructional management platform complements Scantron’s testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron’s web-based education solutions. The acquisition-date purchase price was $134.9 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5, as described below, which resulted in total consideration of $153.4. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011. The transaction was accounted for as a business combination and GlobalScholar’s results of operations have been included in the Company’s operations since the date of its acquisition.
     The preliminary allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. The goodwill arises because the total consideration for GlobalScholar, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.2 is expected to be deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand. The Company has recognized $1.6 of acquisition related costs through March 31, 2011 for this acquisition, of which $0.2 was expensed and included in selling, general and administrative expenses in the consolidated statement of income for the three months ended March 31, 2011 with the remainder having been expensed and included in selling, general and administrative expenses in the fourth quarter of 2010.
     The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of March 31, 2011, the contingent consideration liability was $18.8. The increase in fair value from the acquisition date was due to the passage of time which reduced the effect of discounting to present value.
     The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.9 was reflected as a reduction of revenues for the period January 3, 2011 to March 31, 2011).
     The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Acquisition of Parsam
     On December 6, 2010, Harland Financial Solutions, Inc. (“HFS”), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as “Parsam”). Parsam’s solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS is integrating Parsam’s solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2, as described below, which resulted in total consideration of $34.0. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012. The transaction was accounted for as a business combination and Parsam’s results of operations have been included in the Company’s operations since the date of its acquisition.
     The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $25.0, which may be payable upon the achievement of certain future revenue targets of Parsam measured during calendar years 2011 and 2012. The acquisition-date fair value of the contingent consideration arrangement was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain Parsam revenues for the measurement periods. During the first quarter of 2011, the Company identified a $1.6 decrease in the initial estimate of acquisition-date fair value of contingent consideration with a corresponding $1.6 decrease in goodwill. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of March 31, 2011, the contingent consideration liability was $1.8. The decrease in the initial estimate of acquisition-date fair value was due to the adjustment described above, partially offset by an increase in the projection of certain Parsam revenues for the measurement periods and the passage of time which reduced the effect of discounting to present value.
     The preliminary allocation of purchase price resulted in identified intangible assets of $7.8 and goodwill of $26.2. The goodwill arises because the total consideration for Parsam, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Harland Financial Solutions segment. Of the goodwill recognized, $23.1 is expected to be deductible for income tax purposes. The Company financed the Parsam acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand. Acquisition-related fees and expenses were not material.
     The application of acquisition accounting decreased acquired deferred revenues by $1.6 to $0.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.3 was reflected as a reduction of revenues for the three months ended March 31, 2011).
     The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Parsam acquisition on the consolidated results of operations were not material.
Acquisition of Spectrum K12
     On July 21, 2010, Scantron acquired 100% of the equity of Spectrum K12 School Solutions, Inc. (“Spectrum K12”). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for educational assessments, content and data management. The acquisition-date purchase price was $28.6 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0, as described below, which resulted in total consideration of $32.7. The transaction was accounted for as a business combination and Spectrum K12’s results of operations have been included in the Company’s operations since the date of its acquisition.

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
     The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to an aggregate of $5.0 to eligible employees will be considered incentive compensation and will be recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of March 31, 2011, the fair value of the contingent consideration arrangement was $1.5, of which $0.3 is considered to be incentive compensation. The reduction in fair value from the acquisition date was primarily the result of a decline in projected revenues during the measurement periods. As of March 31, 2011, the contingent consideration liability recognized was $1.4 (of which $0.2 was recorded as compensation expense for the period July 22, 2010 to March 31, 2011).
     The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.0 was reflected as a reduction of revenues for the three months ended March 31, 2011).
     The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.
4. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2011	2010
Finished goods	$33.6	$32.2
Work-in-process	8.4	8.7
Raw materials	83.3	89.1

	$125.3	$130.0

5. Assets Held For Sale
     At March 31, 2011, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
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
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	March 31,	December 31,
	2011	2010
Land	$1.5	$1.5
Buildings and improvements	1.9	1.9

	$3.4	$3.4

6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill by business segment for the three months ended March 31, 2011 is as follows:

		Harland
	Harland	Financial		Licorice
	Clarke	Solutions	Scantron	Products	Total
Balance as of December 31, 2010	$779.4	$452.2	$295.2	$43.0	$1,569.8
2010 acquisitions	—	(1.4)	—	—	(1.4)
2011 acquisition	—	—	93.1	—	93.1
Effect of exchange rate changes	—	0.6	—	0.9	1.5

Balance as of March 31, 2011	$779.4	$451.4	$388.3	$43.9	$1,663.0

     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	March 31,	December 31,	March 31,	December 31,
	(in years)	2011	2010	2011	2010
Amortized intangible assets:
Customer relationships	3-20	$1,313.7	$1,243.7	$374.7	$350.7
Trademarks and tradenames	2-25	157.5	155.0	14.4	12.3
Software and other	2-10	92.3	71.9	39.8	37.4
Patents and patents pending	3-20	21.9	21.9	6.2	5.7

		1,585.4	1,492.5	435.1	406.1

Indefinite-lived intangible assets:
Product formulations		110.0	109.9	—	—
Tradename		11.0	11.0	—	—

Total other intangible assets		$1,706.4	$1,613.4	$435.1	$406.1

     Amortization expense was $30.0 and $27.1 for the three months ended March 31, 2011 and 2010, respectively.
     The weighted average amortization period for all amortizable intangible assets recorded in connection with the GlobalScholar acquisition was 5.3 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the GlobalScholar acquisition was as follows: customer relationships — 5.1 years, trademarks and tradenames — 5.0 years and software — 6.0 years.
     Estimated aggregate amortization expense for intangible assets through December 31, 2015 is as follows:

Nine months ending December 31, 2011	$90.5
Year ending December 31, 2012	116.5
Year ending December 31, 2013	108.1
Year ending December 31, 2014	99.0
Year ending December 31, 2015	91.9

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
7. Business Segment Information
     The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:
•	Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers as well as consumers and small businesses. This segment operates primarily in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel, Ireland and India.

•	Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates in the United States, Canada and India.

•	Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates in the United States, France and the People’s Republic of China.
     Selected summarized financial information for the three months ended March 31, 2011 and 2010 is as follows:

		Harland			Corporate
	Harland	Financial		Licorice	and
	Clarke	Solutions(1)	Scantron(2)	Products	Other(3)	Total
Product revenues, net:
Three months ended March 31, 2011	$275.3	$18.1	$30.6	$29.5	$—	$353.5
Three months ended March 31, 2010	303.2	16.8	30.2	27.2	—	377.4
Service revenues, net:
Three months ended March 31, 2011	$4.1	$53.9	$21.9	$—	$—	$79.9
Three months ended March 31, 2010	6.5	52.5	20.8	—	—	79.8
Intersegment revenues:
Three months ended March 31, 2011	$—	$—	$0.1	$—	$(0.1)	$—
Three months ended March 31, 2010	—	—	0.1	—	(0.1)	—
Operating income (loss):(4)
Three months ended March 31, 2011	$55.8	$14.0	$(4.4)	$7.8	$(7.6)	$65.6
Three months ended March 31, 2010	65.6	11.4	9.3	6.9	(5.2)	88.0
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended March 31, 2011	$22.9	$6.6	$10.9	$0.4	$—	$40.8
Three months ended March 31, 2010	26.8	7.1	6.4	0.4	—	40.7
Capital expenditures (excluding capital leases):
Three months ended March 31, 2011	$5.7	$1.7	$3.4	$0.1	$—	$10.9
Three months ended March 31, 2010	4.4	0.9	1.3	0.3	—	6.9
Total assets:
March 31, 2011	$973.0	$306.9	$359.0	$277.0	$1,909.2	$3,825.1
December 31, 2010	987.8	342.0	311.6	273.6	1,854.1	3,769.1

(1)	Includes results of the acquired Parsam business from the date of acquisition.

(2)	Includes results of the acquired Spectrum K12 and GlobalScholar businesses from their respective dates of acquisition.

(3)	Total assets include goodwill of $1,663.0 and $1,569.8 as of March 31, 2011 and December 31, 2010, respectively, which is not assigned to the operating segments.

(4)	Includes restructuring costs of $2.3 and $3.2 for the three months ended March 31, 2011 and 2010, respectively (see Note 18) and non-cash impairment charges of $1.3 and $0.0 for the three months ended March 31, 2011 and 2010, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
8. Comprehensive Income
     Total comprehensive income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income	$12.9	$33.6
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0.0 and $0.2	3.0	(3.1)
Derivative fair-value adjustments, net of taxes of $1.0 and $0.6	1.7	(1.1)
Unrealized losses on investments, net of taxes of $1.2 and $0.1	(2.0)	(0.2)
Change in unrecognized amounts included in pension and postretirement obligations, net of taxes of $0.0 and $0.0	(0.1)	—

Comprehensive income	$15.5	$29.2

9. Earnings Per Share
     The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended
	March 31,
	2011	2010
Basic weighted average common shares outstanding	19.3	19.3
Diluted weighted average common shares outstanding	19.5	19.4
     Common equivalent shares consisting of directors’ stock units are included in the diluted earnings per share calculations.
10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2007 through 2010 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
     There are no events that have occurred since December 31, 2010 that had a material impact on amounts accrued for the Company’s uncertain tax positions.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The components of net periodic pension expense for Mafco Worldwide’s pension plans consist of the following:

	Three Months Ended
	March 31,
	2011	2010
Service cost	$0.1	$0.1
Interest cost	0.3	0.2
Expected return on plan assets	(0.3)	(0.3)
Net amortization	0.3	0.3

Net periodic pension expense	$0.4	$0.3

Harland Clarke Holdings
     Harland Clarke Holdings sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes a portion of the cost of the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.
     The components of net periodic postretirement benefit cost for the Harland Clarke Holdings postretirement benefit plans consist of the following:

	Three Months Ended
	March 31,
	2011	2010
Interest cost	$0.1	$0.3
Amortization of prior service credits	(0.1)	—
Amortization of net actuarial loss	—	—

Net postretirement benefit cost	$—	$0.3

12. Short-Term Borrowings
     On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provided for a loan in the amount of $27.2. The loan was secured by M & F Worldwide’s former investments in auction-rate securities. The Secured Loan Agreement was amended in June 2010 to extend the maturity date from June 11, 2010 to June 10, 2011. The interest rate continued to be the federal funds rate plus 2.25%. M & F Worldwide was required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During 2010, M & F Worldwide paid $22.2 of the principal in connection with the sale and redemption of such securities with a face value of $31.7 thereby fully repaying the loan.
13. Long-Term Debt

	March 31,	December 31,
	2011	2010
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,729.0	$1,737.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	206.8	206.8
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Mafco Worldwide $45.0 Senior Secured Credit Facility	31.0	31.0
Capital lease obligations and other indebtedness	4.0	4.6

	2,242.1	2,250.7
Less: current maturities	(19.0)	(19.4)

Long-term debt, net of current maturities	$2,223.1	$2,231.3

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at March 31, 2011. As of March 31, 2011, there were no outstanding borrowings under the Revolver and there was $91.8 available for borrowing (giving effect to the issuance of $8.2 of letters of credit).
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
     The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires Harland Clarke Holdings to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. Harland Clarke Holdings has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and Harland Clarke Holdings may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. Harland Clarke Holdings is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. An excess cash flow payment of $3.5 was paid in March 2011 with respect to 2010 and under the terms of the Credit Agreement will be applied against other mandatory payments due in 2011. No such excess cash flow payment was required to be paid in 2010 with respect to 2009.

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
Harland Clarke Holdings Senior Notes due 2015
     On May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at March 31, 2011. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings’ senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Mafco Worldwide $45.0 Senior Secured Credit Facility
     On December 15, 2010, Mafco Worldwide entered into a credit agreement governing a $45.0, five-year revolving credit facility (the “Mafco Revolving Credit Agreement”). Approximately $30.0 was drawn on December 15, 2010 to prepay term borrowings under Mafco Worldwide’s former credit agreement and to pay fees and expenses in connection with the refinancing. The indebtedness under the Mafco Revolving Credit Agreement is guaranteed by Mafco Worldwide’s domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the “Mafco Worldwide Guarantors”). Mafco Worldwide’s obligations under the Mafco Revolving Credit Agreement and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide’s and Mafco Worldwide Guarantors’ assets. Borrowings under the Mafco Revolving Credit Agreement bear interest, at Mafco Worldwide’s option, at either an adjusted Eurodollar rate plus an applicable margin ranging from 1.5% to 2.0% or an alternative base rate plus an applicable margin ranging from 0.5% to 1.0% depending on Mafco Worldwide’s consolidated leverage ratio at the end of each fiscal quarter. The weighted average interest rate on borrowings outstanding under the Mafco Worldwide credit facilities was 1.8% at March 31, 2011.

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
     The borrowings under the Mafco Revolving Credit Agreement are repayable in full on December 15, 2015. At March 31, 2011, there was $31.0 principal amount of borrowings outstanding under the Mafco Revolving Credit Agreement and there was $14.0 available for borrowing. There were no letters of credit issued by Mafco Worldwide as of March 31, 2011.
Capital Lease Obligations and Other Indebtedness
     Subsidiaries of the Company have outstanding capital lease obligations and other indebtedness with principal balances totaling $4.0 and $4.6 at March 31, 2011 and December 31, 2010, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments, including interest, of $1.7 remaining in 2011, $1.4 in 2012, $1.3 in 2013, $0.9 in 2014 and $0.1 in 2015.
     Mafco Worldwide’s French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.1 at March 31, 2011) for working capital purposes. The subsidiary had no borrowings at March 31, 2011 and December 31, 2010.
14. Derivative Financial Instruments
Interest Rate Hedges
     The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company’s risk on a portion of its variable-rate debt.
     During June 2007, Harland Clarke Holdings entered into an interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. This hedge, which expired on June 30, 2010, swapped the underlying variable rate for a fixed rate of 5.362%.
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
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		March 31,	December 31,
Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	2011	2010
Interest rate swaps	Other liabilities	$15.1	$17.8

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk.
     These derivative instruments had no ineffective portions during the three months ended March 31, 2011 and 2010. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

			Loss Reclassified from
			Accumulated Other
	Loss Recognized in Other		Comprehensive Loss into
	Comprehensive Income for		Interest Expense for the
	the Three Months Ended		Three Months Ended
	March 31,		March 31,
Derivatives Designated as Cash Flow Hedging Instruments:	2011	2010	2011	2010
Interest rate swaps	$0.9	$8.0	$3.6	$6.3
     The Company expects to reclassify approximately $14.8 into net income as additional interest expense during the twelve months ending March 31, 2012.
     The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Three Months Ended
	March 31,
Balances and Net Changes:	2011	2010
Balance at beginning of period	$10.9	$8.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $1.4 and $2.5	(2.2)	(3.8)
Net change in fair value of interest rate swaps, net of taxes of $0.4 and $3.1	0.5	4.9

Balance at end of period	$9.2	$9.7

     See Note 8 for additional information regarding the effect of these derivative instruments on other comprehensive income.
15. Fair Value Measurements
Nonrecurring Fair Value Measurements
     During the three months ended March 31, 2011, the Company recorded non-cash impairment charges of $0.9 for the Scantron segment and $0.4 for the Harland Clarke segment primarily related to assets that were determined to have limited future use.
Recurring Fair Value Measurements
     Fair values of financial instruments subject to recurring fair value measurements as of March 31, 2011 and December 31, 2010 are as follows:

	Balance at
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$9.9	$9.9	$—	$—
Liability for interest rate swaps	15.1	—	15.1	—
Liability for contingent consideration related to business combinations	22.2	—	—	22.2

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

	Balance at
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$13.1	$13.1	$—	$—
Liability for interest rate swaps	17.8	—	17.8	—
Liability for contingent consideration related to business combinations	8.2	—	—	8.2
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk. Fair value of corporate equity securities are based on quoted market prices. Fair value of the liability for contingent consideration related to business combinations is estimated utilizing a discounted cash flow analysis. The analysis considers, among other things, estimates of future revenues and the timing of expected future contingent consideration payments. The liability for contingent consideration that is considered to be incentive compensation is recorded as compensation expense as earned.
     The following table presents the Company’s liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	March 31,	March 31,
	2011	2010
Balance at beginning of period	$8.2	$1.8
Transfers to Level 3	—	—
Businesses acquired	17.0	—
Reduction in compensation expense recorded in selling, general and administrative expenses	(0.3)	—
Net gain recorded in selling, general and administrative expenses	(2.4)	—
Payment of contingent consideration	(0.3)	—

Balance at end of period	$22.2	$1.8

Fair Value of Financial Instruments
     Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.
     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at March 31, 2011 and December 31, 2010 was approximately $2,144.6 and $2,040.2, respectively. The carrying value of long-term debt at March 31, 2011 and December 31, 2010 was $2,242.1 and $2,250.7, respectively.
16. Marketable Securities
     The Company’s marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Balance at March 31, 2011:
Corporate equity securities	$0.3	$9.7	$(0.1)	$9.9

Balance at December 31, 2010:
Corporate equity securities	$0.3	$12.9	$(0.1)	$13.1

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The following presents the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
At March 31, 2011:
Corporate equity securities	$—	$—	$0.1	$0.1

At December 31, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1
     The Company has determined that the gross unrealized losses on its corporate equity securities at March 31, 2011 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at March 31, 2011.
17. Commitments and Contingencies
Pneumo Abex Contingent Claims
     The Company’s non-operating contingent claims were generally associated with its indirect, wholly owned, non-operating subsidiary, Pneumo Abex LLC (together with its predecessors in interest, “Pneumo Abex”). Substantially all of these contingent claims are the financial responsibility of third parties and include various environmental and asbestos-related claims. One of those third parties, Pepsi-Cola Metropolitan Bottling Company, Inc. (the “Original Indemnitor”), provides indemnification for certain contingent claims. Another, Cooper Industries, LLC (the “Friction Guarantor”), assumed all liability for and provided indemnification against substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor.
     In 1995, MCG Intermediate Holdings Inc. (“MCGI”), M & F Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the “Transfer Agreement”), which required MCGI, an indirect subsidiary of Holdings, to undertake certain administrative and funding obligations with respect to certain categories of contingent claims. Pneumo Abex was obligated to reimburse the amounts so funded only when it received amounts under related indemnification and insurance agreements. The Transfer Agreement permitted Pneumo Abex to require MCGI to fund 50% of the costs of resolving certain indemnification and insurance disputes involving Pneumo Abex.
     As a result of coverage agreements with various insurance carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all but an immaterial amount of Pneumo Abex’s monthly expenditures for its contingent claims were managed and paid by others through March 31, 2011.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     In February 2011, the Company, an affiliate of Holdings, the Friction Guarantor and certain affiliates of the Friction Guarantor entered into an agreement (the “Settlement Agreement”) to settle various claims relating to the Friction Guarantor’s indemnification obligations. Pursuant to the Settlement Agreement, on April 5, 2011, the Company transferred all of the membership interests in Pneumo Abex to a Delaware statutory trust (the “Settlement Trust”), and the Settlement Trust became the sole owner and managing member of Pneumo Abex. The Company also contributed a total of $15.0 to Pneumo Abex and paid $5.0 to the Settlement Trust. The Company recorded a charge of $20.0 during the three months ended March 31, 2011 as a result of these payment obligations. Concurrently, the Friction Guarantor paid $250.0 to the Settlement Trust and gave it a promissory note in the amount of $57.5, subject to certain adjustments, payable over four years and guaranteed by certain parent entities of the Friction Guarantor. As a result of these transactions, an indemnity and funding arrangement from Mafco Worldwide with respect to Pneumo Abex’s contingent claims terminated, and the Company received an indemnity from the Settlement Trust against any liability for the matters formerly subject to the Friction Guarantor’s indemnity. Pneumo Abex, now owned by the Settlement Trust, will continue to resolve asbestos-related claims asserted against it in the tort system.
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
Other
     A series of commercial borrowers in nine states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
     Various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company’s financial position or results of operations.
18. Restructuring
Harland Clarke and Corporate
     The Company adopted plans during 2011 and 2010 to realize additional cost savings in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The following table details the components of the Company’s restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the three months ended March 31, 2011 and 2010:

	Beginning		Paid in	Non-cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Three months ended March 31, 2011:
Severance and severance-related	$1.5	$1.4	$(1.0)	$—	$1.9
Facilities closures and other costs	4.5	1.2	(0.9)	(0.1)	4.7

Total	$6.0	$2.6	$(1.9)	$(0.1)	$6.6

Three months ended March 31, 2010:
Severance and severance-related	$2.5	$1.3	$(1.8)	$—	$2.0
Facilities closures and other costs	2.5	0.4	(0.7)	(0.1)	2.1

Total	$5.0	$1.7	$(2.5)	$(0.1)	$4.1

     The non-cash utilization of $0.1 and $0.1 in 2011 and 2010, respectively in the table above, includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $1.6 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
Harland Financial Solutions
     During 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product-centric organization to a functional organization in order to enhance customer support.
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the three months ended March 31, 2011 and 2010:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Three months ended March 31, 2011:
Severance and severance-related	$0.1	$—	$—	$0.1
Facilities and other costs	2.2	—	(0.2)	2.0

Total	$2.3	$—	$(0.2)	$2.1

Three months ended March 31, 2010:
Severance and severance-related	$1.0	$0.2	$(0.5)	$0.7
Facilities and other costs	0.1	—	(0.1)	—

Total	$1.1	$0.2	$(0.6)	$0.7

     The Company currently does not expect to incur significant additional costs related to these plans, which is subject to refinement as the reorganization progresses.
Scantron
     The Company adopted plans during 2011 and 2010 to realize additional cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the three months ended March 31, 2011 and 2010:

	Beginning		Paid in	Non-cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Three months ended March 31, 2011:
Severance and severance-related	$0.1	$0.6	$(0.4)	$0.1	$0.4
Facilities and other costs	3.7	(0.9)	(0.5)	—	2.3

Total	$3.8	$(0.3)	$(0.9)	$0.1	$2.7

Three months ended March 31, 2010:
Severance and severance-related	$0.5	$1.3	$(1.2)	$—	$0.6

     Ongoing lease commitments related to these plans continue to 2013.
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
     The Management Services Agreement provides for termination of the agreement on December 31, 2011, subject to one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of the Company.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)
     As of March 31, 2011, the principal balance of the note and the senior secured credit facility were $4.0 and $0.0, respectively. The outstanding balance on the note is included in other assets in the accompanying consolidated balance sheets. Interest income of $0.1 and $0.1 was recorded during the three months ended March 31, 2011 and 2010, respectively.
Other
     The Company participates in Holdings’ directors and officers insurance program, which covers the Company as well as Holdings and Holdings’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. In December 2008, the Company elected to participate in third party financing arrangements, together with Holdings and certain of Holdings affiliates, to finance a portion of premium payments. The financing arrangements require the Company to make future fixed payments totaling $0.1 through June 2011 at an interest rate of 7.5%.
     At March 31, 2011, the Company recorded prepaid expenses of $0.8 and other current liabilities of $0.1 relating to the directors and officers insurance program and financing arrangements. The Company paid $0.2 and $0.4 to Holdings during the three months ended March 31, 2011 and 2010, respectively, under the insurance programs, including amounts due under the financing arrangements.

M & F Worldwide Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
The GlobalScholar Acquisition
     On January 3, 2011, Scantron Corporation (“Scantron”), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as “GlobalScholar”). GlobalScholar’s instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar’s instructional management platform complements Scantron’s testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron’s web-based education solutions. The acquisition-date purchase price was $134.9 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5 million, which resulted in total consideration of $153.4 million. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011 (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand.

M & F Worldwide Corp. and Subsidiaries
The Parsam Acquisition
     On December 6, 2010, Harland Financial Solutions, Inc. (“HFS”), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as “Parsam”). Parsam’s solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management and bill presentment and payment. HFS is integrating Parsam’s solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2 million, which resulted in total consideration of $34.0 million. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012 with a maximum contingent consideration of $25.0 million if the revenue targets are met (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings’ cash on hand.
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

M & F Worldwide Corp. and Subsidiaries
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

M & F Worldwide Corp. and Subsidiaries
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
     Scantron enters into contracts with customers that provide for multiple products and services or “elements,” such as software, installation, configuration, training and maintenance (referred to as “multiple-element contracts”). In order to recognize revenue for each element of the contract separately as earned, the relevant accounting guidance requires that the Company have “vendor-specific objective evidence”, or “VSOE”, of fair value of each element. VSOE of fair value of each element is typically based on the price charged when sold separately. The Company does not yet have sufficient history with GlobalScholar and Spectrum K12 sales to establish VSOE for elements within their contracts. As a result, for such contracts, the entire contract is bundled as a single unit for accounting purposes with revenue being recognized ratably over the initial term of the contract commencing with the completion of implementation services if such services are essential to the functionality of the software. This methodology results in substantial deferral of revenue into future periods, while the related costs are expensed as incurred rather than deferred. In addition, revenue from contracts that are subject to substantive customer acceptance provisions is deferred until the acceptance provisions have been met. As a result of these factors that cause deferral of significant revenue into future periods for amounts that are billed and collected, the Company expects to record operating losses for the acquired GlobalScholar and Spectrum K12 operations in 2011.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding revenue recognition policies.
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
Restructuring
     Harland Clarke Holdings has taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and other cost savings. Past restructuring actions have related to both acquisitions and ongoing cost reduction initiatives and have included manufacturing plant closures, contact center closures and workforce rationalization. Harland Clarke Holdings anticipates future restructuring actions, where appropriate, to realize process efficiencies, to continue to align its cost structure with business needs and remain competitive in the marketplace. Harland Clarke Holdings expects to incur severance and severance-related costs, facilities closures costs and other costs such as inventory write-offs, training, hiring and travel in connection with future restructuring actions.

M & F Worldwide Corp. and Subsidiaries
Consolidated Operating Results
     The Company has organized its businesses along four reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
     In the tables below, dollars are in millions.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     The operating results for the three months ended March 31, 2011, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired GlobalScholar, Spectrum K12 and Parsam businesses from their respective dates of acquisition.
Net Revenues:

	Three Months Ended March 31,
	2011	2010
Consolidated Net Revenues:
Harland Clarke segment	$279.4	$309.7
Harland Financial Solutions segment	72.0	69.3
Scantron segment	52.6	51.1
Licorice Products segment	29.5	27.2
Eliminations	(0.1)	(0.1)

Total	$433.4	$457.2

     Net revenues decreased by $23.8 million, or 5.2%, to $433.4 million in the 2011 period from $457.2 million in the 2010 period.
     Net revenues for the Harland Clarke segment decreased by $30.3 million, or 9.8%, to $279.4 million in the 2011 period from $309.7 million in the 2010 period. The decrease was primarily due to volume declines in check and related products, and decreased revenues per unit. Net revenues in the 2010 period included charges of $0.3 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
     Net revenues for the Harland Financial Solutions segment increased by $2.7 million, or 3.9%, to $72.0 million in the 2011 period from $69.3 million in the 2010 period. The increase was primarily due to revenues from the Parsam acquisition in December 2010 and increases in software revenues and services revenues, partially offset by decreases in maintenance fees. Net revenues in the 2011 period included charges of $0.3 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Parsam acquisition.
     Net revenues for the Scantron segment increased by $1.5 million, or 2.9%, to $52.6 million in the 2011 period from $51.1 million in the 2010 period. The increase was primarily due to the acquisitions of GlobalScholar and Spectrum K12, increases in field services installations and increases in revenues from web-based products and services for the education market. Revenue increases were partially offset by declines in forms, systems hardware and survey services revenues. Net revenues in the 2011 period included charges of $2.9 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the GlobalScholar and Spectrum K12 acquisitions. In addition, as further discussed in “Economic and Other Factors Affecting the Businesses of the Company,” GlobalScholar and Spectrum K12 have not established VSOE of fair value for the individual elements of their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenue for amounts billed and collected into future periods.
     Net revenues for the Licorice Products segment increased by $2.3 million, or 8.5%, to $29.5 million in the 2011 period from $27.2 million in the 2010 period. Magnasweet and pure licorice derivative sales increased by $1.7 million primarily due to increases in shipment volumes of pure licorice derivatives to international cosmetic, pharmaceutical, food and beverage customers as a result of focused marketing efforts. Sales of licorice extract to the worldwide tobacco industry increased by $0.7 million and sales of licorice extract to non-tobacco customers decreased by $0.2 million primarily due to order timing.

M & F Worldwide Corp. and Subsidiaries
Cost of Revenues:

	Three Months Ended March 31,
	2011	2010
Consolidated Cost of Revenues:
Harland Clarke segment	$173.1	$190.2
Harland Financial Solutions segment	29.8	30.3
Scantron segment	34.0	27.1
Licorice Products segment	18.5	16.9
Eliminations	(0.1)	(0.1)

Total	$255.3	$264.4

     Cost of revenues decreased by $9.1 million, or 3.4%, to $255.3 million in the 2011 period from $264.4 million in the 2010 period.
     Cost of revenues for the Harland Clarke segment decreased by $17.1 million, or 9.0%, to $173.1 million in the 2011 period from $190.2 million in the 2010 period. The decrease in cost of revenues was primarily due to lower volumes, which resulted in lower delivery, materials and other variable overhead expenses, a decrease in depreciation expense, and labor cost reductions resulting from restructuring activities. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.0% in the 2011 period as compared to 61.4% in the 2010 period.
     Cost of revenues for the Harland Financial Solutions segment decreased by $0.5 million, or 1.7%, to $29.8 million in the 2011 period from $30.3 million in the 2010 period. The decrease in cost of revenues was primarily due to a decrease in amortization expense partially offset by costs associated with the business acquired in the Parsam acquisition in December 2010. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 41.4% in the 2011 period as compared to 43.7% in the 2010 period.
     Cost of revenues for the Scantron segment increased by $6.9 million, or 25.5% to $34.0 million in the 2011 period from $27.1 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, including $4.4 million of amortization expense in the 2011 period resulting from intangible assets recorded in connection with these acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 64.6% in the 2011 period as compared to 53.0% in 2010. The increase in cost of revenues as a percentage of revenues is primarily due to the increased amortization expense, non-cash acquisition accounting adjustments that reduced revenue by $2.9 million and the deferral of revenue for certain amounts billed and collected as further described above.
     Cost of revenues for the Licorice Products segment increased by $1.6 million, or 9.5%, to $18.5 million in the 2011 period from $16.9 million in the 2010 period. This increase was due to the increase in sales and a change in the mix of products sold as a result of the significant growth in pure licorice derivative sales. Cost of revenues as a percentage of revenues for the Licorice Products segment was 62.7% in the 2011 period as compared to 62.1% in the 2010 period.
Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2011	2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$47.5	$52.2
Harland Financial Solutions segment	28.2	27.4
Scantron segment	22.4	13.4
Licorice Products segment	3.2	3.4
Corporate	7.6	5.2

Total	$108.9	$101.6

M & F Worldwide Corp. and Subsidiaries
     Selling, general and administrative expenses increased by $7.3 million, or 7.2%, to $108.9 million in the 2011 period from $101.6 million in the 2010 period.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $4.7 million, or 9.0%, to $47.5 million in the 2011 period from $52.2 million in the 2010 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, lower travel costs, and decreases in other general overhead expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 17.0% in the 2011 period as compared to 16.9% in the 2010 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $0.8 million, or 2.9%, to $28.2 million in the 2011 period from $27.4 million in the 2010 period. The increase was primarily due to costs associated with the business acquired in the Parsam acquisition in December 2010 and increases in selling expenses, partially offset by labor cost reductions. Selling, general and administrative expenses in the 2010 period included charges of $0.4 million for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 39.2% in the 2011 period as compared to 39.5% in the 2010 period.
     Selling, general and administrative expenses for the Scantron segment increased by $9.0 million, or 67.2%, to $22.4 million in the 2011 period from $13.4 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions and investments in growth initiatives, partially offset by cost reductions resulting from restructuring activities and a decrease in accrued contingent consideration related to the Spectrum K12 acquisition. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 42.6% in the 2011 period as compared to 26.2% in 2010. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to increased product development expenses in part resulting from the GlobalScholar acquisition, non-cash acquisition accounting adjustments that reduced revenue by $2.9 million and the deferral of revenue for certain amounts billed and collected as further described above.
     Selling, general and administrative expenses for the Licorice Products segment decreased by $0.2 million, or 5.9%, to $3.2 million in the 2011 period from $3.4 million in the 2010 period primarily due to an increase in foreign currency transaction gains. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 10.8% in the 2011 period as compared to 12.5% in the 2010 period.
     Corporate selling, general and administrative expenses increased $2.4 million, or 46.2%, to $7.6 million in the 2011 period from $5.2 million in the 2010 period primarily due to an increase in deferred directors’ compensation expenses related to an increase in the price of the Company’s common stock during the 2011 period compared to a decrease in the price of the Company’s common stock during the 2010 period, as well as increases in professional fees and general overhead costs.
Asset Impairment Charges
     During the 2011 period, the Company recorded non-cash impairment charges of $0.9 million for the Scantron segment and $0.4 million for the Harland Clarke segment primarily related to assets that were determined to have limited future use.
Restructuring Costs
     Harland Clarke Holdings has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on Harland Clarke Holdings’ shared services capabilities and reorganizing certain operations and sales and support functions.
     In the 2011 period, the Company recorded restructuring costs of $2.6 million for the Harland Clarke segment and $(0.3) million for the Scantron segment related to these plans. In the 2010 period, the Company recorded restructuring costs of $1.7 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $1.3 million for the Scantron segment related to these plans.

M & F Worldwide Corp. and Subsidiaries
Interest Income
     Interest income was $0.1 million in the 2011 period as compared to $0.3 million in the 2010 period. The decrease in interest income was primarily due to lower average cash equivalents balances in the 2011 period as compared to the 2010 period and lower interest on auction-rate securities due to the sale of the Company’s previously owned auction-rate securities in 2010.
Interest Expense
     Interest expense was $27.4 million in the 2011 period as compared to $30.6 million in the 2010 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
Settlement of Contingent Claims
     In the 2011 period, the Company recorded a charge of $20.0 million related to the settlement of contingent claims (see Note 17 to the consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q).
Other Expense, Net
     Other expense, net was $0.2 million in the 2010 period due to a loss on the sale of auction-rate securities.
Provision for Income Taxes
     The Company’s effective tax rate was 29.5% in the 2011 period and 41.6% in the 2010 period. The 2011 period reflects a release of a reserve for uncertain tax positions and an adjustment to contingent consideration that is not subject to income taxes. The 2010 period reflects a charge for a change in federal tax law relating to the deductibility of retiree prescription drug subsidies and a valuation allowance related to auction-rate securities.
Liquidity and Capital Resources
Cash Flow Analysis
     The Company’s net cash provided by operating activities during the three months ended March 31, 2011 was $51.8 million as compared to $117.6 million during the three months ended March 31, 2010. The decrease in cash provided by operating activities of $65.8 million was due to changes in working capital and a decrease in cash flow from operations. The changes in working capital were primarily due to payments under long-term incentive compensation plans at the end of the plans’ three-year cycle and increases in payments for other annual incentive compensation plans during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The timing of payments related to other accrued expenses and income and other taxes during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 also contributed to the changes in working capital. The decrease in cash flow from operations was primarily due to a decrease in net income.
     The Company’s net cash used in investing activities was $148.9 million during the three months ended March 31, 2011 as compared to net cash provided by investing activities of $0.1 million during the three months ended March 31, 2010. The increase in cash used in investing activities during the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the GlobalScholar acquisition and higher capital expenditures, partially offset by proceeds from the sale of marketable securities and net repayments of related party notes receivable during the three months ended March 31, 2010.
     The Company’s net cash used in financing activities was $9.1 million during the three months ended March 31, 2011 as compared to $20.2 million during the three months ended March 31, 2010. The decrease in net cash used in financing activities was primarily due to an $11.0 million prepayment by Mafco Worldwide on its former senior secured credit facility during the three months ended March 31, 2010.

M & F Worldwide Corp. and Subsidiaries
     M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries and $85.2 million in cash and cash equivalents as of March 31, 2011. M & F Worldwide’s principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide’s only source of cash to pay its obligations, other than cash and cash equivalents, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide’s subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.
The Company’s Consolidated Contractual Obligations and Commitments
     There were no material changes to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended March 31, 2011.
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
Harland Clarke Holdings
     In addition to Harland Clarke Holdings’ normal operating cash, working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:
•	Capital Expenditures. Harland Clarke Holdings’ capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the three months ended March 31, 2011 and 2010, Harland Clarke Holdings incurred $10.8 million and $6.6 million of capital expenditures and $0.1 million and $0.0 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the three months ended March 31, 2011 and 2010, Harland Clarke Holdings made $18.1 million and $9.2 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings’ operations. During the three months ended March 31, 2011 and 2010, Harland Clarke Holdings made $3.0 million and $4.3 million of payments for restructuring, respectively.
     The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. Harland Clarke Holdings also used cash on hand to fund the $134.9 million acquisition-date cash purchase price for the acquisition of GlobalScholar, net of cash acquired and working capital adjustments that was consummated on January 3, 2011.
Mafco Worldwide
     In addition to Mafco Worldwide’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures and periodically build raw materials inventories as follows:

M & F Worldwide Corp. and Subsidiaries
•	Capital Expenditures. During the three months ended March 31, 2011 and 2010, Mafco Worldwide incurred $0.1 million and $0.3 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•	Inventories. Mafco Worldwide’s licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide’s business, results of operations and financial condition.
Cash Flow Risks
     Each of Harland Clarke Holdings’ and Mafco Worldwide’s ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay their debt or to fund other liquidity needs. As of March 31, 2011, Harland Clarke Holdings had $91.8 million of availability under its revolving credit facility (after giving effect to the issuance of $8.2 million of letters of credit) and Mafco Worldwide had $14.0 million of availability under its revolving credit facility. There were no letters of credit issued by Mafco Worldwide as of March 31, 2011. The Company may also use the revolving credit facilities to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay each’s respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.
     Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for approximately three years. At March 31, 2011, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide’s business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.
Critical Accounting Policies and Estimates
     There were no material changes to the Company’s Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed on March 4, 2011 with the United States Securities and Exchange Commission (“SEC”), which is available on the SEC’s website at www.sec.gov.

M & F Worldwide Corp. and Subsidiaries
Forward-Looking Statements
     This Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:
•	the substantial indebtedness of Harland Clarke Holdings and its subsidiaries and Mafco Worldwide and its subsidiaries;

•	further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic downturn and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company’s earnings, total assets and market prices of the Company’s outstanding securities;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings’ and Mafco Worldwide’s indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company’s subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

M & F Worldwide Corp. and Subsidiaries
•	our ability to successfully integrate and manage recent acquisitions as well as future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment and to grow Scantron’s web-based education business;

•	our ability to achieve VSOE of fair value for individual elements of multiple-element arrangements for software businesses we have acquired or will acquire, which could affect the timing of recognition of revenue;

•	changes in contingent consideration estimates related to acquisition earn-out arrangements;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

•	additional government regulation of tobacco products, tobacco industry litigation or enactment of new or increased taxes on cigarettes or other tobacco products, to the extent any of the foregoing curtail growth in or actually reduce consumption of tobacco products in which licorice products are used or place limitations on the use of licorice extracts as additives used in manufacturing tobacco products;

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide’s products;

•	the failure of third parties to make full and timely payment in our favor for environmental, tax, acquisition-related and other matters for which we are entitled to indemnification;

M & F Worldwide Corp. and Subsidiaries
•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
     The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
     At March 31, 2011, Harland Clarke Holdings had $1,729.0 million of term loans outstanding under its credit agreement, $8.2 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. At March 31, 2011, Mafco Worldwide had $31.0 million of term loans outstanding under its credit agreement and no letters of credit outstanding under its revolving credit facility. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at March 31, 2011 would have resulted in an increase in its interest expense for the three months ended March 31, 2011 of approximately $2.3 million, including the effect of the interest rate derivative transactions discussed below.
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
     Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of March 31, 2011.
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
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

M & F Worldwide Corp. and Subsidiaries
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A series of commercial borrowers in nine states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
     Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.
     The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its consolidated financial position or results of operations.
Item 1A. Risk Factors
     There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     There was no event of default upon senior securities during the three months ended March 31, 2011.
Item 4. Removed and Reserved
Item 5. Other Information
     No additional information need be presented.
Item 6. Exhibits

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated May 5, 2011.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5, 2011.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated May 5, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date: May 5, 2011	By:	/s/ Paul G. Savas
Paul G. Savas
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2011	By:	/s/ Alison M. Horowitz
Alison M. Horowitz
Vice President, Treasurer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated May 5, 2011.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5, 2011.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated May 5, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated May 5 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.