Form 10-Q
period 2011-06-30
M & F WORLDWIDE CORP
filed 2011-08-04
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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
Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑

As of July 31, 2011, there were 19,333,931 shares of the registrant's common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 1,012,666 shares were held by MFW Holdings Two LLC, which are both wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$224.8	$312.8
Accounts receivable (net of allowances of $3.2 and $3.1)	141.6	137.8
Inventories	124.5	130.0
Income taxes receivable	12.2	12.1
Deferred tax assets	18.4	18.4
Prepaid expenses and other current assets	81.5	71.9
Total current assets	603.0	683.0
Property, plant and equipment	420.1	398.6
Less accumulated depreciation	(258.6)	(241.5)
Property, plant and equipment, net	161.5	157.1
Goodwill	1,662.3	1,569.8
Other intangible assets, net	1,241.6	1,207.3
Pension asset	10.0	10.3
Contract acquisition payments, net	37.3	27.2
Other assets	73.0	114.4
Total assets	$3,788.7	$3,769.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47.5	$43.0
Deferred revenues	134.8	128.9
Current maturities of long-term debt	19.0	19.4
Accrued liabilities:
Salaries, wages and employee benefits	51.5	77.6
Income and other taxes payable	16.5	13.4
Customer incentives	35.2	29.0
Other current liabilities	43.0	30.9
Total current liabilities	347.5	342.2
Long-term debt	2,217.9	2,231.3
Deferred tax liabilities	431.0	440.1
Other liabilities	102.4	113.0
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at June 30, 2011 and December 31, 2010	0.2	0.2
Additional paid-in capital	76.0	76.0
Treasury stock at cost; 4,541,900 shares at June 30, 2011 and December 31, 2010	(106.6)	(106.6)
Retained earnings	727.7	677.6
Accumulated other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	7.3	3.6
Unrecognized amounts included in pension and postretirement obligations	(5.3)	(5.2)
Derivative fair-value adjustments	(9.4)	(10.9)
Unrealized gains on investments, net	—	7.8
Total accumulated other comprehensive loss, net of taxes	(7.4)	(4.7)
Total stockholders' equity	689.9	642.5
Total liabilities and stockholders' equity	$3,788.7	$3,769.1
See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product revenues, net	$357.5	$368.1	$711.0	$745.5
Service revenues, net	80.6	83.2	160.5	163.0
Total net revenues	438.1	451.3	871.5	908.5
Cost of products sold	218.4	214.6	434.0	438.1
Cost of services provided	39.2	44.1	78.9	85.0
Total cost of revenues	257.6	258.7	512.9	523.1
Gross profit	180.5	192.6	358.6	385.4
Selling, general and administrative expenses	108.3	105.5	217.2	207.1
Asset impairment charges	1.0	0.6	2.3	0.6
Restructuring costs	3.7	7.0	6.0	10.2
Operating income	67.5	79.5	133.1	167.5
Interest income	0.1	0.3	0.2	0.6
Interest expense	(27.5)	(30.8)	(54.9)	(61.4)
Settlement of contingent claims	—	—	(20.0)	—
Other income (expense), net	13.2	—	13.2	(0.2)
Income before income taxes	53.3	49.0	71.6	106.5
Provision for income taxes	16.1	19.2	21.5	43.1
Net income	$37.2	$29.8	$50.1	$63.4
Earnings per common share:
Basic	$1.93	$1.54	$2.59	$3.28
Diluted	$1.91	$1.53	$2.57	$3.26
See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$50.1	$63.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.8	26.4
Amortization of intangible assets	60.1	54.3
Amortization of deferred financing fees	3.5	3.8
Deferred income taxes	(21.4)	(14.1)
Restricted stock amortization	—	0.6
Realized and unrealized (gain) loss on marketable securities	(13.2)	0.2
Asset impairments	2.3	0.6
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(1.4)	(11.0)
Inventories	6.7	3.4
Prepaid expenses and other assets	(9.5)	(3.5)
Pension asset	0.3	0.3
Contract acquisition payments, net	(10.1)	(1.2)
Accounts payable and accrued liabilities	(24.5)	10.6
Deferred revenues	9.9	2.5
Income and other taxes	2.3	6.9
Other, net	(0.7)	0.7
Net cash provided by operating activities	76.2	143.9
Investing activities
Purchase of business, net of cash acquired	(134.9)	—
Additional purchase price consideration for previous acquisition	(0.2)	—
Net repayments of related party notes receivable	1.0	3.0
Proceeds from sale of property, plant and equipment	0.1	2.5
Proceeds from sale and redemption of marketable securities	13.4	39.0
Capital expenditures	(25.5)	(15.4)
Capitalized interest	(0.1)	—
Other, net	(3.7)	(1.3)
Net cash (used in) provided by investing activities	(149.9)	27.8
Financing activities
Payments of contingent consideration arrangements	(0.3)	—
Repayments of short-term borrowings	—	(11.1)
Repayments of credit agreements and other borrowings	(14.0)	(21.0)
Other, net	(0.2)	(0.5)
Net cash used in financing activities	(14.5)	(32.6)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.3)
Net (decrease) increase in cash and cash equivalents	(88.0)	138.8
Cash and cash equivalents at beginning of period	312.8	133.7
Cash and cash equivalents at end of period	$224.8	$272.5
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$51.2	$57.1
Income taxes, net of refunds	40.0	46.7

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)

1. Description of the Business and Basis of Presentation
M & F Worldwide Corp. ("M & F Worldwide" and, together with its subsidiaries, the "Company") was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. ("Harland Clarke Holdings") and Mafco Worldwide Corporation ("Mafco Worldwide"). At June 30, 2011, MacAndrews & Forbes Holdings Inc. ("Holdings"), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.
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
The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron's solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms and related field maintenance services.
The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 63% of Mafco Worldwide's licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice products to food processors, confectioners, cosmetic companies and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. In addition, Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.
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
Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company and has no independent assets at June 30, 2011 and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are not significant.
See Note 3 for information regarding recent acquisitions.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2010 Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies
Reference is made to the significant accounting policies of the Company described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform to the presentation of the consolidated financial statements in fiscal year 2011. These reclassifications had no effect on previously reported net income.
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
Recently Adopted Accounting Guidance
Effective January 1, 2011, the Company adopted new guidance for multiple-deliverable revenue arrangements and certain arrangements that include software elements. The new guidance for multiple-deliverable revenue arrangements requires entities to allocate revenue in an arrangement within the scope of the guidance using estimated selling prices based on a selling price hierarchy. It also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. Application of the new guidance did not have a material effect on the Company's financial statements.
The new guidance for certain arrangements that include software elements removes non-software components of tangible products and software components of tangible products that have software components essential to the functionality of the tangible product from the scope of software revenue recognition. The majority of the Company's software arrangements are not tangible products with software components. Application of the new guidance did not have a material effect on the Company's financial statements.
3. Acquisitions
Acquisition of GlobalScholar
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5, as described below, which resulted in total consideration of $153.4. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011. The transaction was accounted for as a business combination and GlobalScholar's results of operations have been included in the Company's operations since the date of its acquisition.
The preliminary allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. The goodwill arises because the total consideration for GlobalScholar, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.2 is expected to be deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. The Company has recognized $1.6 of acquisition related costs through June 30, 2011 for this acquisition, of which $0.2 was expensed and

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

included in selling, general and administrative expenses in the consolidated statements of income for the six months ended June 30, 2011, with the remainder having been expensed and included in selling, general and administrative expenses in the fourth quarter of 2010.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of June 30, 2011, the contingent consideration liability was $19.2. The increase in fair value from the acquisition date was due to the passage of time which reduced the effect of discounting to present value.
The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.8 and $3.7 was reflected as a reduction of revenues for the three and six months ended June 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.
Acquisition of Parsam
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS is integrating Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2, as described below, which resulted in total consideration of $34.0. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012. The transaction was accounted for as a business combination and Parsam's results of operations have been included in the Company's operations since the date of its acquisition.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $25.0, which may be payable upon the achievement of certain future revenue targets of Parsam measured during calendar years 2011 and 2012. The acquisition-date fair value of the contingent consideration arrangement was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain Parsam revenues for the measurement periods. During the first quarter of 2011, the Company identified a $1.6 decrease in the initial estimate of acquisition-date fair value of contingent consideration with a corresponding $1.6 decrease in goodwill. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of June 30, 2011, the contingent consideration liability was $0.6. The decrease in the estimate of contingent consideration fair value was due to the adjustment described above and a decrease in the projection of certain Parsam revenues for the measurement periods, partially offset by the passage of time which reduced the effect of discounting to present value.
The preliminary allocation of purchase price resulted in identified intangible assets of $7.8 and goodwill of $26.2. The goodwill arises because the total consideration for Parsam, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Harland Financial Solutions segment. Of the goodwill recognized, $23.1 is expected to be deductible for income tax purposes. The Company financed the Parsam acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. Acquisition-related fees and expenses were not material.
The application of acquisition accounting decreased acquired deferred revenues by $1.6 to $0.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.4 and $0.7 was reflected as a reduction of revenues for the three and six months ended June 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Parsam acquisition on the consolidated results of operations were not material.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Acquisition of Spectrum K12
On July 21, 2010, Scantron acquired 100% of the equity of Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for educational assessments, content and data management. The acquisition-date purchase price was $28.6 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0, as described below, which resulted in total consideration of $32.7. The transaction was accounted for as a business combination and Spectrum K12's results of operations have been included in the Company's operations since the date of its acquisition.
The allocation of purchase price resulted in identified intangible assets of $6.6 and goodwill of $25.5. During the second quarter of 2011, the Company recorded additional deferred tax assets of $1.1 in accordance with current accounting guidance with a corresponding decrease in goodwill. The goodwill arises because the total consideration for Spectrum K12, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $1.5 is expected to be deductible for income tax purposes. The Company financed the Spectrum K12 acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. Acquisition-related fees and expenses were not material.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to an aggregate of $5.0 to eligible employees will be considered incentive compensation and will be recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of June 30, 2011, the fair value of the contingent consideration arrangement was $0.0. The reduction in fair value from the acquisition date was the result of a decline in projected revenues during the measurement periods.
The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.6 and $1.6 was reflected as a reduction of revenues for the three and six months ended June 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables have been collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.
4. Inventories
Inventories consist of the following:

	June 30, 2011	December 31, 2010
Finished goods	$32.3	$32.2
Work-in-process	8.7	8.7
Raw materials	83.5	89.1
	$124.5	$130.0
5. Assets Held For Sale
At June 30, 2011, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

During 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company's plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During the three months ended June 30, 2010, non-cash impairment charges of $0.6 were recorded to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	June 30, 2011	December 31, 2010
Land	$1.5	$1.5
Buildings and improvements	1.9	1.9
	$3.4	$3.4
6. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the six months ended June 30, 2011 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Licorice Products	Total
Balance as of December 31, 2010	$779.4	$452.2	$295.2	$43.0	$1,569.8
2010 acquisitions	—	(1.4)	(1.1)	—	(2.5)
2011 acquisition	—	—	93.1	—	93.1
Effect of exchange rate changes	—	0.6	0.2	1.1	1.9
Balance as of June 30, 2011	$779.4	$451.4	$387.4	$44.1	$1,662.3
Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Amortized intangible assets:
Customer relationships	3 - 20	$1,315.0	$1,243.7	$399.5	$350.7
Trademarks and tradenames	2 - 25	157.5	155.0	16.5	12.3
Software and other	2 - 10	92.7	71.9	43.6	37.4
Patents and patents pending	3 - 20	21.5	21.9	6.3	5.7
		1,586.7	1,492.5	465.9	406.1
Indefinite-lived intangible assets:
Product formulations		109.8	109.9	—	—
Tradename		11.0	11.0	—	—
Total other intangible assets		$1,707.5	$1,613.4	$465.9	$406.1
Amortization expense was $30.1 and $60.1 for the three and six months ended June 30, 2011, respectively, and $27.2 and $54.3 for the three and six months ended June 30, 2010, respectively.
The weighted average amortization period for all amortizable intangible assets recorded in connection with the GlobalScholar acquisition was 5.3 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the GlobalScholar acquisition was as follows: customer relationships - 5.1 years, trademarks and tradenames - 5.0 years and software - 6.0 years.
Estimated aggregate amortization expense for intangible assets through December 31, 2015 is as follows:

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Six months ending December 31, 2011	$60.7
Year ending December 31, 2012	116.6
Year ending December 31, 2013	108.1
Year ending December 31, 2014	99.0
Year ending December 31, 2015	91.9
7. Business Segment Information
The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•
Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers, as well as consumers and small businesses. This segment operates primarily in the United States and Puerto Rico.

•
Harland Financial Solutions segment — Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel, Ireland and India.

•
Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates primarily in the United States, Canada and India.

•
Licorice Products segment — Produces licorice products used primarily by the tobacco and food industries. This segment operates primarily in the United States, France and the People's Republic of China.

Selected summarized financial information for the three months ended June 30, 2011 and 2010 is as follows:

	Harland Clarke	Harland Financial Solutions (1)	Scantron(2)	Licorice Products	Corporate and Other(3)	Total
Product revenues, net:
Three months ended June 30, 2011	$278.2	$20.1	$26.8	$32.4	$—	$357.5
Three months ended June 30, 2010	297.2	17.0	25.9	28.0	—	368.1
Service revenues, net:
Three months ended June 30, 2011	$4.4	$55.2	$21.0	$—	$—	$80.6
Three months ended June 30, 2010	10.0	53.1	20.1	—	—	83.2
Intersegment revenues:
Three months ended June 30, 2011	$0.1	$—	$0.1	$—	$(0.2)	$—
Three months ended June 30, 2010	0.1	—	3.1	—	(3.2)	—
Operating income (loss): (4)
Three months ended June 30, 2011	$63.8	$18.2	$(12.3)	$8.1	$(10.3)	$67.5
Three months ended June 30, 2010	66.3	11.4	1.8	7.2	(7.2)	79.5
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended June 30, 2011	$23.0	$6.5	$11.1	$0.5	$—	$41.1
Three months ended June 30, 2010	25.9	7.1	6.5	0.5	—	40.0
Capital expenditures (excluding capital leases):
Three months ended June 30, 2011	$9.3	$1.6	$3.3	$0.4	$—	$14.6
Three months ended June 30, 2010	5.4	1.4	1.2	0.5	—	8.5

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Selected summarized financial information for the six months ended June 30, 2011 and 2010 is as follows:

	Harland Clarke	Harland Financial Solutions (1)	Scantron(2)	Licorice Products	Corporate and Other(3)	Total
Product revenues, net:
Six months ended June 30, 2011	$553.5	$38.2	$57.4	$61.9	$—	$711.0
Six months ended June 30, 2010	600.4	33.8	56.1	55.2	—	745.5
Service revenues, net:
Six months ended June 30, 2011	$8.5	$109.1	$42.9	$—	$—	$160.5
Six months ended June 30, 2010	16.5	105.6	40.9	—	—	163.0
Intersegment revenues:
Six months ended June 30, 2011	$0.1	$—	$0.2	$—	$(0.3)	$—
Six months ended June 30, 2010	0.1	—	3.2	—	(3.3)	—
Operating income (loss): (4)
Six months ended June 30, 2011	$119.6	$32.2	$(16.7)	$15.9	$(17.9)	$133.1
Six months ended June 30, 2010	131.9	22.8	11.1	14.1	(12.4)	167.5
Depreciation and amortization (excluding amortization of deferred financing fees):
Six months ended June 30, 2011	$45.9	$13.1	$22.0	$0.9	$—	$81.9
Six months ended June 30, 2010	52.7	14.2	12.9	0.9	—	80.7
Capital expenditures (excluding capital leases):
Six months ended June 30, 2011	$15.0	$3.3	$6.7	$0.5	$—	$25.5
Six months ended June 30, 2010	9.8	2.3	2.5	0.8	—	15.4
Total assets:
June 30, 2011	$958.3	$302.7	$359.4	$274.6	$1,893.7	$3,788.7
December 31, 2010	987.8	342.0	311.6	273.6	1,854.1	3,769.1
______________________

(1)	Includes results of the acquired Parsam business from the date of acquisition.

(2)	Includes results of the acquired Spectrum K12 and GlobalScholar businesses from their respective dates of acquisition.

(3)	Total assets include goodwill of $1,662.3 and $1,569.8 as of June 30, 2011 and December 31, 2010, respectively, which is not assigned to the operating segments.

(4)
Includes restructuring costs of $3.7 and $7.0 for the three months ended June 30, 2011 and 2010, respectively, and $6.0 and $10.2 for the six months ended June 30, 2011 and 2010, respectively, (see Note 18) and non-cash impairment charges of $1.0 and $0.6 for the three months ended June 30, 2011 and 2010, respectively, and $2.3 and $0.6 for the six months ended June 30, 2011 and 2010, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

8. Comprehensive Income
Total comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$37.2	$29.8	$50.1	$63.4
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0.0, $0.0, $0.0 and $0.2	0.7	(4.1)	3.7	(7.2)
Derivative fair-value adjustments, net of taxes of $0.0, $0.3, $1.0 and $0.9	(0.2)	(0.3)	1.5	(1.4)
Unrealized gains on investments, net of taxes of $1.4, $0.2, $0.2 and $0.1	2.3	0.3	0.3	0.1
Reclassification of gains on investments included in net income, net of taxes of $5.1, $0.0, $5.1 and $0.0	(8.1)	—	(8.1)	—
Change in unrecognized amounts included in pension and postretirement obligations, net of taxes of $0.1, $0.0, $0.1 and $0.0	—	—	(0.1)	—
Comprehensive income	$31.9	$25.7	$47.4	$54.9
9.   Earnings Per Share
The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	19.3	19.3	19.3	19.3
Diluted weighted average common shares outstanding	19.5	19.4	19.5	19.4
Common equivalent shares consisting of directors' stock units are included in the diluted earnings per share calculations.
10. Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company's federal and state tax returns for the tax years 2007 through 2010 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
There are no events that have occurred since December 31, 2010 that had a material impact on amounts accrued for the Company's uncertain tax positions.
11.  Defined Benefit Pension and Other Postretirement Benefit Plans
Mafco Worldwide
Certain current and former employees of Mafco Worldwide are covered under various defined benefit retirement plans. Plans covering Mafco Worldwide's salaried employees generally provide pension benefits based on years of service and compensation. Plans covering Mafco Worldwide's union members generally provide stated benefits for each year of credited service. The Company's funding policy is to contribute annually the statutory required amount as actuarially determined.
The components of net periodic pension expense for Mafco Worldwide's pension plans consist of the following:

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$0.2	$0.2	$0.3	$0.3
Interest cost	0.2	0.3	0.5	0.5
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)
Net amortization	0.3	0.2	0.6	0.5
Net periodic pension expense	$0.4	$0.4	$0.8	$0.7
Harland Clarke Holdings
Harland Clarke Holdings sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes a portion of the cost of the medical plan. For all other retirees, the Company's intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.
The components of net periodic postretirement benefit cost for the Harland Clarke Holdings postretirement benefit plans consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest cost	$0.2	$0.2	$0.3	$0.5
Amortization of prior service credits	(0.1)	—	(0.2)	—
Amortization of net actuarial loss	—	—	—	—
Net postretirement benefit cost	$0.1	$0.2	$0.1	$0.5
12.  Short-Term Borrowings
On June 13, 2008, M & F Worldwide entered into a Secured Loan Agreement with a financial institution, which provided for a loan in the amount of $27.2. The loan was secured by M & F Worldwide's former investments in auction-rate securities. The Secured Loan Agreement was amended in June 2010 to extend the maturity date from June 11, 2010 to June 10, 2011. The interest rate continued to be the federal funds rate plus 2.25%. M & F Worldwide was required to make mandatory prepayments in amounts equal to 70% of all proceeds received from the early termination, redemption, or prepayment of any pledged securities. During 2010, M & F Worldwide paid $22.2 of the principal in connection with the sale and redemption of such securities with a face value of $31.7, thereby fully repaying the loan.
13. Long-Term Debt

	June 30, 2011	December 31, 2010
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,728.0	$1,737.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	206.8	206.8
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Mafco Worldwide $45.0 Senior Secured Credit Facility	27.0	31.0
Capital lease obligations and other indebtedness	3.8	4.6
	2,236.9	2,250.7
Less: current maturities	(19.0)	(19.4)
Long-term debt, net of current maturities	$2,217.9	$2,231.3

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

 Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities
On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings' excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.7% at June 30, 2011. As of June 30, 2011, there were no outstanding borrowings under the Revolver and there was $92.0 available for borrowing (giving effect to the issuance of $8.0 of letters of credit).
Under certain circumstances, Harland Clarke Holdings is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement and the 2015 Senior Notes (as defined below) allow Harland Clarke Holdings to incur substantial additional debt.
Loans under the Credit Agreement bear, at Harland Clarke Holdings' option, interest at:

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
Harland Clarke Holdings and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-borrowers under the Credit Agreement. In addition, Harland Clarke Holdings' direct parent, CA Acquisition Holdings, Inc., is a guarantor under the Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of Harland Clarke Holdings', each of the co-borrowers' and the guarantors' tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).
The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires Harland Clarke Holdings to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. Harland Clarke Holdings has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and Harland Clarke Holdings may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. Harland Clarke Holdings is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. An excess cash flow payment of $3.5 was paid in March 2011 with respect to 2010 and under the terms of the Credit Agreement was applied against other mandatory payments due in 2011. No such excess cash flow payment was required to be paid in 2010 with respect to 2009.
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
Harland Clarke Holdings Senior Notes due 2015
On May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at June 30, 2011. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings' senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
The Indenture contains customary restrictive covenants, including, among other things, restrictions on Harland Clarke Holdings' ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. Harland Clarke Holdings must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a "change of control," as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. Harland Clarke Holdings must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.
Mafco Worldwide $45.0 Senior Secured Credit Facility
On December 15, 2010, Mafco Worldwide entered into a credit agreement governing a $45.0, five-year revolving credit facility (the "Mafco Revolving Credit Agreement"). Approximately $30.0 was drawn on December 15, 2010 to prepay term borrowings under Mafco Worldwide's former credit agreement and to pay fees and expenses in connection with the refinancing. The indebtedness under the Mafco Revolving Credit Agreement is guaranteed by Mafco Worldwide's domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the "Mafco Worldwide Guarantors"). Mafco Worldwide's obligations under the Mafco Revolving Credit Agreement and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide's and Mafco Worldwide Guarantors' assets. Borrowings under the Mafco Revolving Credit Agreement bear interest, at Mafco Worldwide's option, at either an adjusted Eurodollar rate plus an applicable margin ranging from 1.5% to 2.0% or an alternative base rate plus an applicable margin, ranging from 0.5% to 1.0% depending on Mafco Worldwide's consolidated leverage ratio at the end of each fiscal quarter. The weighted average interest rate on borrowings outstanding under the Mafco Revolving Credit Agreement was 1.7% at June 30, 2011.
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
The borrowings under the Mafco Revolving Credit Agreement are repayable in full on December 15, 2015. At June 30, 2011, there was $27.0 principal amount of borrowings outstanding under the Mafco Revolving Credit Agreement and there was $18.0 available for borrowing. There were no letters of credit issued by Mafco Worldwide as of June 30, 2011.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Capital Lease Obligations and Other Indebtedness
Subsidiaries of the Company have outstanding capital lease obligations and other indebtedness with principal balances totaling $3.8 and $4.6 at June 30, 2011 and December 31, 2010, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments, including interest, of $0.7 remaining in 2011, $1.4 in 2012, $1.3 in 2013, $1.0 in 2014 and $0.1 in 2015.
Mafco Worldwide's French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.2 at June 30, 2011) for working capital purposes. The subsidiary had no borrowings at June 30, 2011 and December 31, 2010.
14. Derivative Financial Instruments
Interest Rate Hedges
The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company's risk on a portion of its variable-rate debt.
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
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	June 30, 2011	December 31, 2010
Interest rate swaps	Other liabilities	$15.4	$17.8
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments had no ineffective portions during the three and six months ended June 30, 2011 and 2010. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Loss Recognized in Other Comprehensive Income				Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
Derivatives Designated as Cash Flow Hedging Instruments:	2011	2010	2011	2010	2011	2010	2011	2010
Interest rate swaps	$4.0	$6.8	$4.9	$14.8	$3.7	$6.2	$7.3	$12.5
The Company expects to reclassify approximately $15.3 into net income as additional interest expense during the twelve months ending June 30, 2012.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Six Months Ended
	June 30,
Balances and Net Changes:	2011	2010
Balance at beginning of period	$10.9	$8.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $2.8 and $4.9	(4.5)	(7.6)
Net change in fair value of interest rate swaps, net of taxes of $1.9 and $5.8	3.0	9.0
Balance at end of period	$9.4	$10.0
See Note 8 for additional information regarding the effect of these derivative instruments on other comprehensive income.
15. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2011, the Company recorded non-cash impairment charges of $1.9 for the Scantron segment and $0.4 for the Harland Clarke segment primarily related to assets that were determined to have limited future use. See Note 5 regarding asset impairment charges that were recorded during the three and six months ended June 30, 2010.
Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of June 30, 2011 and December 31, 2010 are as follows:

	Balance at
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	15.4	—	15.4	—
Liability for contingent consideration related to business combinations	19.8	—	—	19.8

	Balance at
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$13.1	$13.1	$—	$—
Liability for interest rate swaps	17.8	—	17.8	—
Liability for contingent consideration related to business combinations	8.2	—	—	8.2
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk. Fair value of corporate equity securities are based on quoted market prices. Fair value of the liability for contingent consideration related to business combinations is estimated utilizing a discounted cash flow analysis and considers, among other things, estimates of future revenues and the timing of expected future contingent consideration payments. The liability for contingent consideration that is considered to be incentive compensation is recorded as compensation expense as earned.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$22.2	$1.8	$8.2	$1.8
Transfers to Level 3	—	—	—	—
Businesses acquired	—	—	17.0	—
Reduction in compensation expense recorded in selling, general and administrative expenses	(0.2)	—	(0.5)	—
Net gain recorded in selling, general and administrative expenses	(2.2)	(0.1)	(4.6)	(0.1)
Payment of contingent consideration	—	—	(0.3)	—
Balance at end of period	$19.8	$1.7	$19.8	$1.7
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at June 30, 2011 and December 31, 2010 was approximately $2,008.5 and $2,040.2, respectively. The carrying value of long-term debt at June 30, 2011 and December 31, 2010 was $2,236.9 and $2,250.7, respectively.
16. Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at June 30, 2011:
Corporate equity securities	$0.2	$0.1	$(0.1)	$0.2
Balance at December 31, 2010:
Corporate equity securities	$0.3	$12.9	$(0.1)	$13.1
During the three months ended June 30, 2011, the Company sold certain corporate equity securities for $13.4 in cash and recognized a gain of $13.2, which is included in other income (expense), net in the accompanying consolidated statements of income.
The following presents the gross unrealized losses and fair values of the Company's investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2011:
Corporate equity securities	$—	$—	$0.1	$0.1
At December 31, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The Company has determined that the gross unrealized losses on its corporate equity securities at June 30, 2011 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at June 30, 2011.
17. Commitments and Contingencies
Pneumo Abex Contingent Claims
The Company's non-operating contingent claims were generally associated with its indirect, wholly owned, non-operating subsidiary, Pneumo Abex LLC (together with its predecessors in interest, "Pneumo Abex"). Substantially all of these contingent claims, which include various environmental and asbestos-related claims, are the financial responsibility of third parties. One of those third parties, Pepsi-Cola Metropolitan Bottling Company, Inc. (the "Original Indemnitor"), provides indemnification for certain of these contingent claims. Another, Cooper Industries, LLC (the "Friction Guarantor"), assumed all liability for and provided indemnification against substantially all asbestos-related claims asserted against Pneumo Abex after August 1998 and not indemnified by the Original Indemnitor.
In 1995, MCG Intermediate Holdings Inc. ("MCGI"), M & F Worldwide and two subsidiaries of M & F Worldwide entered into a transfer agreement (the "Transfer Agreement"), which required MCGI, an indirect subsidiary of Holdings, to undertake certain administrative and funding obligations with respect to certain categories of contingent claims. Pneumo Abex was obligated to reimburse the amounts so funded only when it received amounts under related indemnification and insurance agreements. The Transfer Agreement permitted Pneumo Abex to require MCGI to fund 50% of the costs of resolving certain indemnification and insurance disputes involving Pneumo Abex.
As a result of coverage agreements with various insurance carriers, payments by the Original Indemnitor and funding payments pursuant to the Transfer Agreement, all but an immaterial amount of Pneumo Abex's monthly expenditures for its contingent claims were managed and paid by others through April 5, 2011.
On April 5, 2011, the Company and an affiliate of Holdings consummated a February 2011 settlement agreement (the "Settlement Agreement") with the Friction Guarantor and certain affiliates of the Friction Guarantor pursuant to which they settled various claims relating to the Friction Guarantor's indemnification obligations. The Company transferred all of the membership interests in Pneumo Abex to a Delaware statutory trust (the "Settlement Trust"), and the Settlement Trust became the sole owner and managing member of Pneumo Abex. The Company also contributed a total of $15.0 to Pneumo Abex and paid $5.0 to the Settlement Trust. The Company recorded a charge of $20.0 during the three months ended March 31, 2011 as a result of these payment obligations. Concurrently, the Friction Guarantor paid $250.0 to the Settlement Trust and gave it a promissory note in the amount of $57.5, subject to certain adjustments, payable over four years and guaranteed by certain parent entities of the Friction Guarantor. As a result of these transactions, an indemnity and funding arrangement from Mafco Worldwide with respect to Pneumo Abex's contingent claims terminated, and the Company received an indemnity from the Settlement Trust against any liability for the matters formerly subject to the Friction Guarantor's indemnity. Pneumo Abex, now owned by the Settlement Trust, will continue to resolve asbestos-related claims asserted against it in the tort system.
Merger Proposal
See Note 20 for information regarding shareholder class action lawsuits filed in connection with a merger proposal received by the Company.
Honeywell Indemnification
Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings' businesses. In the stock purchase agreement executed in connection with the Company's 2005 acquisition of Clarke American Corp., Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees.
Other
A series of commercial borrowers in various states that allegedly obtained loans from banks employing HFS's LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

has not accepted any of the warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
Various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.
18. Restructuring
Harland Clarke and Corporate
The Company adopted plans during 2011 and 2010 to realize additional cost savings in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions.
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the six months ended June 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Six months ended June 30, 2011:
Severance and severance-related	$1.5	$1.9	$(2.1)	$—	$1.3
Facilities closures and other costs	4.5	1.4	(1.7)	(0.2)	4.0
Total	$6.0	$3.3	$(3.8)	$(0.2)	$5.3
Six months ended June 30, 2010:
Severance and severance-related	$2.5	$2.4	$(2.5)	$—	$2.4
Facilities closures and other costs	2.5	0.9	(0.9)	(0.7)	1.8
Total	$5.0	$3.3	$(3.4)	$(0.7)	$4.2
The non-cash utilization of $0.2 and $0.7 in 2011 and 2010, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $1.1 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
Harland Financial Solutions
During 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product-centric organization to a functional organization in order to enhance customer support.
The following table details the Company's restructuring accruals related to the Harland Financial Solutions segment for the six months ended June 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Six months ended June 30, 2011:
Severance and severance-related	$0.1	$0.2	$(0.3)	$—
Facilities and other costs	2.2	0.1	(0.5)	1.8
Total	$2.3	$0.3	$(0.8)	$1.8
Six months ended June 30, 2010:
Severance and severance-related	$1.0	$0.4	$(0.9)	$0.5
Facilities and other costs	0.1	—	(0.1)	—
Total	$1.1	$0.4	$(1.0)	$0.5
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
The following table details the components of the Company's restructuring accruals related to the Scantron segment for the six months ended June 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Six months ended June 30, 2011:
Severance and severance-related	$0.1	$3.3	$(1.6)	$—	$1.8
Facilities and other costs	3.7	(0.9)	(0.9)	0.1	2.0
Total	$3.8	$2.4	$(2.5)	$0.1	$3.8
Six months ended June 30, 2010:
Severance and severance-related	$0.5	$2.0	$(2.2)	$—	$0.3
Facilities and other costs	—	4.5	(0.2)	0.2	4.5
Total	$0.5	$6.5	$(2.4)	$0.2	$4.8
Ongoing lease commitments related to these plans continue to 2013.
Restructuring accruals for all of the segments’ plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.
19. Transactions with Related Parties
Management Services Agreement
MacAndrews & Forbes LLC (formerly MacAndrews & Forbes Inc.), a wholly owned subsidiary of Holdings, provides the services of the Company's Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services pursuant to the terms of a management services agreement (the "Management Services Agreement"). Under the terms of the Management Services Agreement, the Company pays MacAndrews & Forbes LLC an annual fee of $10.0 for these services. The Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes LLC and its affiliates and personnel.
The Management Services Agreement provides for termination of the agreement on December 31, 2011, subject to one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer, in the aggregate, retain beneficial ownership of 10% or more of the outstanding common stock of the Company.
Notes Receivable
In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. ("Delphax"), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein that originally matured in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax's assets. The revolving facility has a borrowing base calculated based on Delphax's eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010. In May 2011, the note was restated to reduce the interest rate to 8.0%, effective October 1, 2010, and to require the repayment of $1.0 of principal in 2011 and the senior secured credit facility was extended to mature in September 2012.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

During the three months ended June 30, 2011, Harland Clarke Holdings received $1.0 in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $3.0 and $0.0, respectively, at June 30, 2011. The outstanding balance on the note is included in other assets in the accompanying consolidated balance sheets. Interest income of $0.0 and $0.1 was recorded during the three and six months and ended June 30, 2011, respectively. Interest income of $0.1 and $0.2 was recorded during the three and six months and ended June 30, 2010, respectively.
Other
The Company participates in Holdings' directors and officers insurance program, which covers the Company as well as Holdings and Holdings' other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Holdings for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage.
At June 30, 2011, the Company recorded prepaid expenses of $0.6 relating to the directors and officers insurance program. The Company paid $0.2 and $0.5 to Holdings during the six months ended June 30, 2011 and 2010, respectively, under the insurance programs.
20. Merger Proposal
On June 13, 2011, the Company's Board of Directors received a letter from Holdings proposing a merger transaction pursuant to which all outstanding shares of common stock of the Company not owned by Holdings would be converted into the right to receive $24.00 in cash per share. The Company's Board of Directors has formed a Special Committee of independent directors to consider Holdings' proposal.
There can be no assurance that the transaction proposed by Holdings or any related transaction will be completed or, if completed, will have any specified terms, including with respect to pricing or timing.
In connection with the June 13, 2011 proposal by Holdings to acquire all outstanding shares of common stock of the Company not owned by Holdings for $24.00 in cash per share (the "Proposal"), beginning on June 14, 2011, six putative shareholder class action lawsuits were filed in the Delaware Court of Chancery and the Supreme Court for the State of New York. The Delaware actions (titled Martin v. M&F Worldwide Corp., et al., C.A. No. 6566-VCS (filed June 14, 2011); Israni v. M&F Worldwide Corp., et al., C.A. No. 6571-VCS (filed June 16, 2011); Kahn v. M&F Worldwide Corp., et al., C.A. No. 6593-VCS (filed June 21, 2011); and Pill v. Perelman, et al., C.A. No. 6602-VCS (filed June 23, 2011) (collectively, the "Delaware Actions")) name as defendants the Company, each of the current members of the Company's Board of Directors and Holdings, and allege that the individual defendants breached their fiduciary duties under Delaware law in connection with the Proposal, and that Holdings aided and abetted those alleged breaches. The New York actions (titled Wright v. M&F Worldwide Corp., et al., Index. No. 651707/2011 (filed June 17, 2011) and Feit v. Perelman, et al., Index No. 651743/2011 (filed June 23, 2011) (collectively, the "New York Actions")) name the same defendants, and allege virtually identical claims, as the Delaware Actions.
The plaintiffs in both the Delaware Actions and New York Actions seek, among other things, to preliminarily and permanently enjoin any transaction arising from the Proposal, an accounting for any damages resulting from the alleged wrongs, and rescissory damages if a transaction is consummated prior to the Court's final judgment. Plaintiffs further seek the costs of the action, including reasonable attorneys' fees and such other relief as the court deems just and proper. Defendants believe that the aforementioned lawsuits are entirely without merit and intend to vigorously defend these actions.

M & F Worldwide Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview of Business
M & F Worldwide Corp. ("M & F Worldwide" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. ("Harland Clarke Holdings") and Mafco Worldwide Corporation ("Mafco Worldwide"). The Company's businesses are organized along four business segments together with a corporate group for certain support services.
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
The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron's solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms, and related field maintenance services.
The Licorice Products segment, which is operated by Mafco Worldwide, produces a variety of licorice products from licorice root, intermediary licorice extracts produced by others and certain other ingredients. Approximately 63% of Mafco Worldwide's licorice product sales are to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Mafco Worldwide also manufactures and sells natural products for use in the tobacco industry. Mafco Worldwide also sells licorice products to food processors, cosmetic companies, confectioners and pharmaceutical manufacturers for use as flavoring or masking agents, including its Magnasweet brand flavor enhancer, which is used in various brands of chewing gum, energy bars, non-carbonated beverages, lip balm, chewable vitamins, aspirin and other products. Mafco Worldwide sells licorice root residue as garden mulch under the name Right Dress.
Recent Development
On June 13, 2011, the Company's Board of Directors received a letter from MacAndrews & Forbes Holdings Inc. ("Holdings") proposing a merger transaction pursuant to which all outstanding shares of common stock of the Company not owned by Holdings would be converted into the right to receive $24.00 in cash per share. The Company's Board of Directors has formed a Special Committee of independent directors to consider Holdings' proposal.
There can be no assurance that the transaction proposed by Holdings or any related transaction will be completed or, if completed, will have any specified terms, including with respect to pricing or timing.
The GlobalScholar Acquisition
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5 million, which resulted in total consideration of $153.4 million. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011 (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand.

M & F Worldwide Corp. and Subsidiaries

The Parsam Acquisition
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management and bill presentment and payment. HFS is integrating Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2 million, which resulted in total consideration of $34.0 million. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012 with a maximum contingent consideration of $25.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand.
The Spectrum K12 Acquisition
On July 21, 2010, Scantron acquired Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total consideration of $32.7 million. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 with a maximum aggregate contingent consideration of $20.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand.
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
While total non-cash payments - including checks, credit cards, debit cards and other electronic forms of payment - are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers' personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's margins.
Harland Clarke's primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelley & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.
The Harland Clarke segment's operating results are also affected by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also affects revenues through the number of new checking accounts being opened. The Harland Clarke segment's operating results may be negatively affected by slow or negative growth of, or downturns in, the United States economy. Business confidence affects a portion of the Harland Clarke segment. In addition, if Harland Clarke's financial institution customers fail or merge with other financial institutions, Harland Clarke may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would

M & F Worldwide Corp. and Subsidiaries

negatively affect Harland Clarke's operating results.
Harland Financial Solutions
Harland Financial Solutions' operating results are affected by the overall demand for our products, software and related services, which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation and National Credit Union Association or due to recently enacted federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions' financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions' operating results.
Harland Financial Solutions' business is affected by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions and enhancements. The business of providing technological solutions to financial institutions and other enterprises requires that we continually improve our existing products and create new products while at the same time controlling our costs to remain price competitive.
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
Scantron
While the number of tests given annually in K-12 and higher education continues to grow, the demand for optical mark reader paper-based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper-based testing but also slowing the demand for Scantron's on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron's forms and purchase of additional hardware to process these forms. Scantron's education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse effect on Scantron's operating results. Data collection is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. While Scantron's non-paper data collection business could benefit from this trend, Scantron's paper-based data collection business could be negatively affected by this trend. Changes in the overall economy can affect the demand for data collection to the extent that Scantron's customers adjust their research or testing expenditures.
Scantron enters into contracts with customers that provide for multiple products and services or "elements," such as software, installation, configuration, training and maintenance (referred to as "multiple-element contracts"). In order to recognize revenue for each element of the contract separately as earned, the relevant accounting guidance requires that the Company have "vendor-specific objective evidence", or "VSOE", of fair value of each element. VSOE of fair value of each element is typically based on the price charged when sold separately. The Company does not yet have sufficient history with GlobalScholar and Spectrum K12 sales to establish VSOE for elements within their contracts. As a result, for such contracts, the entire contract is bundled as a single unit for accounting purposes with revenue being recognized ratably over the initial term of the contract commencing with the delivery of the software or the completion of implementation services if such services are essential to the functionality of the software. This methodology results in substantial deferral of revenue into future periods, while the related costs, with the exception of direct implementation costs, are expensed as incurred rather than deferred. In addition, revenue from contracts that are subject to substantive customer acceptance provisions is deferred until the acceptance provisions have been met. As a result of these factors that cause deferral of significant revenue into future periods for amounts that are billed and collected, the Company expects to record operating losses for the acquired GlobalScholar and Spectrum K12 operations in 2011.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding revenue recognition policies.

M & F Worldwide Corp. and Subsidiaries

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
Similarly, countries outside the United States have rules restricting the use of various ingredients in tobacco products. During 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the ''FCTC''). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the European Union, have become parties to the FCTC. In November 2010, the governing body of the FCTC issued guidelines that provide non-binding recommendations to restrict or ban flavoring and additives that increase the attractiveness of tobacco products and require tobacco product manufacturers to disclose ingredient information to public health authorities who would then determine whether such ingredients increase attractiveness. The European Commission and individual governments are also considering regulations to further restrict or ban various cigarette ingredients. Future tobacco product regulations may be influenced by these FCTC recommendations.
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
The tobacco business, including the sale of cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. In February 2009, the United States government enacted the State Children's Health Insurance Program (SCHIP). The health programs in this legislation are being funded by an increase in the federal tax on cigarettes to $1.0066 per pack from the previous $0.39 per pack and by significant increases in federal taxes on cigars and other tobacco products. Other proposals to increase taxes on tobacco products are also regularly introduced in the United States and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales.
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
Mafco Worldwide is unable to predict whether there will be additional price or tax increases for tobacco products or the size of any such increases, or the effect of other developments in tobacco regulation, litigation or consumer attitudes on further declines in the consumption of either tobacco products containing licorice extract or on sales of licorice extract to the tobacco industry. Further material declines in sales to the tobacco industry are likely to have a significant negative effect on the

M & F Worldwide Corp. and Subsidiaries

financial performance of Mafco Worldwide.
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
Consolidated Operating Results
The Company has organized its businesses along four reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
In the tables below, dollars are in millions.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
The operating results for the three months ended June 30, 2011, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired GlobalScholar, Spectrum K12 and Parsam businesses from their respective dates of acquisition.
Net Revenues:

	Three Months Ended
	June 30,
	2011	2010
Consolidated Net Revenues:
Harland Clarke segment	$282.7	$307.3
Harland Financial Solutions segment	75.3	70.1
Scantron segment	47.9	49.1
Licorice Products segment	32.4	28.0
Eliminations	(0.2)	(3.2)
Total	$438.1	$451.3
Net revenues decreased by $13.2 million, or 2.9%, to $438.1 million in the 2011 period from $451.3 million in the 2010 period.
Net revenues for the Harland Clarke segment decreased by $24.6 million, or 8.0%, to $282.7 million in the 2011 period from $307.3 million in the 2010 period. The decrease was primarily due to volume declines in check and related products and decreased revenues per unit, partially offset by revenues from the addition of new clients. Additionally, the 2010 period included a one-time payment resulting from the loss of a client. Net revenues in the 2010 period included charges of $0.2 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
Net revenues for the Harland Financial Solutions segment increased by $5.2 million, or 7.4%, to $75.3 million in the 2011 period from $70.1 million in the 2010 period. The increase was primarily due to increases in software revenues and early termination fees and revenues from the Parsam acquisition completed in December 2010, partially offset by decreases in maintenance revenues and service bureau fees. Net revenues in the 2011 period included charges of $0.4 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Parsam acquisition.
Net revenues for the Scantron segment decreased by $1.2 million, or 2.4%, to $47.9 million in the 2011 period from $49.1 million in the 2010 period. The decrease was primarily due to a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 regarding overdraft services to customers, partially offset by an increase in field services installations and revenues from the acquisitions of GlobalScholar and Spectrum K12. Net revenues in the 2011 period included charges of $2.4 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the GlobalScholar and Spectrum K12 acquisitions. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions,

M & F Worldwide Corp. and Subsidiaries

resulting in a substantial deferral of revenue for amounts billed and collected into future periods. Deferred revenue related to GlobalScholar and Spectrum K12 increased by $7.7 million in the second quarter of 2011.
Net revenues for the Licorice Products segment increased by $4.4 million, or 15.7%, to $32.4 million in the 2011 period from $28.0 million in the 2010 period. Sales of licorice extract to the worldwide tobacco industry increased by $3.8 million as the result of an increase in shipment volumes combined with changes in order timing for certain large tobacco customers. Magnasweet and pure licorice derivative sales increased by $0.4 million primarily due to increases in shipment volumes of pure licorice derivatives to international cosmetic, pharmaceutical, food and beverage customers. Sales of licorice extract to non-tobacco customers increased by $0.2 million.
Elimination of net revenues decreased to $0.2 million in the 2011 period from $3.2 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales are related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Cost of Revenues:

	Three Months Ended
	June 30,
	2011	2010
Consolidated Cost of Revenues:
Harland Clarke segment	$173.7	$185.6
Harland Financial Solutions segment	29.6	30.3
Scantron segment	33.7	28.5
Licorice Products segment	20.8	17.5
Eliminations	(0.2)	(3.2)
Total	$257.6	$258.7
Cost of revenues decreased by $1.1 million, or 0.4%, to $257.6 million in the 2011 period from $258.7 million in the 2010 period.
Cost of revenues for the Harland Clarke segment decreased by $11.9 million, or 6.4%, to $173.7 million in the 2011 period from $185.6 million in the 2010 period. The decrease in cost of revenues was primarily due to lower volumes, which resulted in lower delivery, materials and other variable overhead expenses, labor cost reductions resulting from restructuring activities and a decrease in depreciation expense. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.4% in the 2011 period as compared to 60.4% in the 2010 period.
Cost of revenues for the Harland Financial Solutions segment decreased by $0.7 million, or 2.3%, to $29.6 million in the 2011 period from $30.3 million in the 2010 period. The decrease in cost of revenues was primarily due to a decrease in amortization and depreciation expense and a decrease in labor costs, partially offset by costs associated with the business acquired in the Parsam acquisition completed in December 2010. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 39.3% in the 2011 period as compared to 43.2% in the 2010 period.
Cost of revenues for the Scantron segment increased by $5.2 million, or 18.2%, to $33.7 million in the 2011 period from $28.5 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, including $4.4 million of amortization expense in the 2011 period resulting from intangible assets recorded in connection with these acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 70.4% in the 2011 period as compared to 58.0% in the 2010 period. The increase in cost of revenues as a percentage of revenues is primarily due to the increased amortization expense, non-cash acquisition accounting adjustments that reduced revenue by $2.4 million and the deferral of revenue for certain amounts billed and collected as further described above.
Cost of revenues for the Licorice Products segment increased by $3.3 million, or 18.9%, to $20.8 million in the 2011 period from $17.5 million in the 2010 period. This increase was due to the increase in sales and a change in the mix of products sold. Cost of revenues as a percentage of revenues for the Licorice Products segment was 64.2% in the 2011 period as compared to 62.5% in the 2010 period.
Elimination of cost of revenues decreased to $0.2 million in the 2011 period from $3.2 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales are related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.

M & F Worldwide Corp. and Subsidiaries

Selling, General and Administrative Expenses:

	Three Months Ended
	June 30,
	2011	2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$44.5	$53.2
Harland Financial Solutions segment	27.2	28.2
Scantron segment	22.8	13.6
Licorice Products segment	3.5	3.3
Corporate	10.3	7.2
Total	$108.3	$105.5
Selling, general and administrative expenses increased by $2.8 million, or 2.7%, to $108.3 million in the 2011 period from $105.5 million in the 2010 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $8.7 million, or 16.4%, to $44.5 million in the 2011 period from $53.2 million in the 2010 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, lower travel costs and decreases in other general overhead expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 15.7% in the 2011 period as compared to 17.3% in the 2010 period.
Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $1.0 million, or 3.5%, to $27.2 million in the 2011 period from $28.2 million in the 2010 period. The decrease was primarily due to a decrease in accrued contingent consideration related to the Parsam acquisition, a decrease in compensation related to an incentive agreement and a decrease in professional fees, partially offset by costs associated with the business acquired in the Parsam acquisition completed in December 2010. Selling, general and administrative expenses in the 2010 period included charges of $0.4 million for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 36.1% in the 2011 period as compared to 40.2% in the 2010 period.
Selling, general and administrative expenses for the Scantron segment increased by $9.2 million, or 67.6%, to $22.8 million in the 2011 period from $13.6 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions and resulting integration-related expenses and investments in growth initiatives, partially offset by a decrease in accrued contingent consideration related to the Spectrum K12 acquisition. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 47.6% in the 2011 period as compared to 27.7% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to increased product development expenses in part resulting from the GlobalScholar acquisition, non-cash acquisition accounting adjustments that reduced revenue by $2.4 million and the deferral of revenue for certain amounts billed and collected as further described above.
Selling, general and administrative expenses for the Licorice Products segment increased by $0.2 million, or 6.1%, to $3.5 million in the 2011 period from $3.3 million in the 2010 period primarily due to an increase in compensation expense, partially offset by an increase in foreign currency transaction gains. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 10.8% in the 2011 period as compared to 11.8% in the 2010 period.
Corporate selling, general and administrative expenses increased $3.1 million, or 43.1%, to $10.3 million in the 2011 period from $7.2 million in the 2010 period primarily due to an increase in professional fees as well as an increase in deferred directors' compensation expenses primarily related to an increase in the price of the Company's common stock during the 2011 period compared to a decrease in the price of the Company's common stock during the 2010 period.
Asset Impairment Charges
During the 2011 period, the Company recorded non-cash impairment charges of $1.0 million for the Scantron segment primarily related to assets that were determined to have limited future use. During the 2010 period, the Company recorded non-cash impairment charges of $0.6 million for the Harland Clarke segment to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.

M & F Worldwide Corp. and Subsidiaries

Restructuring Costs
Harland Clarke Holdings has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on Harland Clarke Holdings' shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2011 period, the Company recorded restructuring costs of $0.7 million for the Harland Clarke segment, $0.3 million for the Harland Financial Solutions segment and $2.7 million for the Scantron segment related to these plans. In the 2010 period, the Company recorded restructuring costs of $1.6 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $5.2 million for the Scantron segment related to these plans.
Interest Income
Interest income was $0.1 million in the 2011 period as compared to $0.3 million in the 2010 period. The decrease in interest income was primarily due to lower average cash equivalents balances in the 2011 period as compared to the 2010 period and no interest on auction-rate securities in the 2011 period due to the sale of the Company's previously owned auction-rate securities in 2010.
Interest Expense
Interest expense was $27.5 million in the 2011 period as compared to $30.8 million in the 2010 period. The decrease in interest expense was largely due to lower fixed rates on interest rate hedge transactions as well as lower effective interest rates and a decrease in total debt outstanding.
Other Income (Expense), Net
Other income (expense), net was income of $13.2 million in the 2011 period due to a gain on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was 30.2% in the 2011 period and 39.2% in the 2010 period. The provision for income taxes in the 2011 period reflects a release of a valuation allowance for capital loss carryovers utilized and a net benefit pertaining to state taxes. The effective tax rate for the 2011 period is also lower than the 2010 period due to an adjustment to contingent consideration that is not subject to income taxes.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
The operating results for the six months ended June 30, 2011, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired GlobalScholar, Spectrum K12 and Parsam businesses from their respective dates of acquisition.
Net Revenues:

	Six Months Ended
	June 30,
	2011	2010
Consolidated Net Revenues:
Harland Clarke segment	$562.1	$617.0
Harland Financial Solutions segment	147.3	139.4
Scantron segment	100.5	100.2
Licorice Products segment	61.9	55.2
Eliminations	(0.3)	(3.3)
Total	$871.5	$908.5
Net revenues decreased by $37.0 million, or 4.1%, to $871.5 million in the 2011 period from $908.5 million in the 2010 period.
Net revenues for the Harland Clarke segment decreased by $54.9 million, or 8.9%, to $562.1 million in the 2011 period from $617.0 million in the 2010 period. The decrease was primarily due to volume declines in check and related products and decreased revenues per unit, partially offset by revenues from the addition of new clients. Additionally, the 2010 period included a one-time payment resulting from the loss of a client. Net revenues in the 2010 period included charges of $0.5 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.

M & F Worldwide Corp. and Subsidiaries

Net revenues for the Harland Financial Solutions segment increased by $7.9 million, or 5.7%, to $147.3 million in the 2011 period from $139.4 million in the 2010 period. The increase was primarily due to increases in software revenues, revenues from the Parsam acquisition completed in December 2010 and increases in early termination fees, partially offset by decreases in maintenance revenues and service bureau fees. Net revenues in the 2011 period included charges of $0.7 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Parsam acquisition.
Net revenues for the Scantron segment increased by $0.3 million, or 0.3%, to $100.5 million in the 2011 period from $100.2 million in the 2010 period. The increase was primarily due to the acquisitions of GlobalScholar and Spectrum K12 and an increase in field services installations, substantially offset by a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 regarding overdraft services to customers and declines in forms and systems hardware sales. Net revenues in the 2011 period included charges of $5.3 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the GlobalScholar and Spectrum K12 acquisitions. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenue for amounts billed and collected into future periods. Deferred revenue related to GlobalScholar and Spectrum K12 increased by $10.8 million in the first half of 2011.
Net revenues for the Licorice Products segment increased by $6.7 million, or 12.1%, to $61.9 million in the 2011 period from $55.2 million in the 2010 period. Sales of licorice extract to the worldwide tobacco industry increased by $4.5 million as the result of an increase in shipment volumes combined with changes in order timing for certain large tobacco customers. Magnasweet and pure licorice derivative sales increased by $2.0 million primarily due to increases in shipment volumes of pure licorice derivatives to international cosmetic, pharmaceutical, food and beverage customers. Sales of licorice extract to non-tobacco customers increased by $0.2 million.
Elimination of net revenues decreased to $0.3 million in the 2011 period from $3.3 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales are related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Cost of Revenues:

	Six Months Ended
	June 30,
	2011	2010
Consolidated Cost of Revenues:
Harland Clarke segment	$346.8	$375.8
Harland Financial Solutions segment	59.4	60.6
Scantron segment	67.7	55.6
Licorice Products segment	39.3	34.4
Eliminations	(0.3)	(3.3)
Total	$512.9	$523.1
Cost of revenues decreased by $10.2 million, or 1.9%, to $512.9 million in the 2011 period from $523.1 million in the 2010 period.
Cost of revenues for the Harland Clarke segment decreased by $29.0 million, or 7.7%, to $346.8 million in the 2011 period from $375.8 million in the 2010 period. The decrease in cost of revenues was primarily due to lower volumes, which resulted in lower delivery, materials and other variable overhead expenses, labor cost reductions resulting from restructuring activities and decreases in depreciation and amortization expense. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.7% in the 2011 period as compared to 60.9% in the 2010 period.
Cost of revenues for the Harland Financial Solutions segment decreased by $1.2 million, or 2.0%, to $59.4 million in the 2011 period from $60.6 million in the 2010 period. The decrease in cost of revenues was primarily due to decreases in depreciation and amortization expense, labor costs and occupancy costs, partially offset by costs associated with the business acquired in the Parsam acquisition completed in December 2010. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 40.3% in the 2011 period as compared to 43.5% in the 2010 period.
Cost of revenues for the Scantron segment increased by $12.1 million, or 21.8%, to $67.7 million in the 2011 period from $55.6 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, including $8.8 million of amortization expense in the 2011 period resulting

M & F Worldwide Corp. and Subsidiaries

from intangible assets recorded in connection with these acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 67.4% in the 2011 period as compared to 55.5% in the 2010 period. The increase in cost of revenues as a percentage of revenues is primarily due to the increased amortization expense, non-cash acquisition accounting adjustments that reduced revenue by $5.3 million and the deferral of revenue for certain amounts billed and collected as further described above.
Cost of revenues for the Licorice Products segment increased by $4.9 million, or 14.2%, to $39.3 million in the 2011 period from $34.4 million in the 2010 period. This increase was due to the increase in sales and a change in the mix of products sold as a result of the significant growth in pure licorice derivative sales. Cost of revenues as a percentage of revenues for the Licorice Products segment was 63.5% in the 2011 period as compared to 62.3% in the 2010 period.
Elimination of cost of revenues decreased to $0.3 million in the 2011 period from $3.3 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales are related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Selling, General and Administrative Expenses:

	Six Months Ended
	June 30,
	2011	2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$92.0	$105.4
Harland Financial Solutions segment	55.4	55.6
Scantron segment	45.2	27.0
Licorice Products segment	6.7	6.7
Corporate	17.9	12.4
Total	$217.2	$207.1
Selling, general and administrative expenses increased by $10.1 million, or 4.9%, to $217.2 million in the 2011 period from $207.1 million in the 2010 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $13.4 million, or 12.7%, to $92.0 million in the 2011 period from $105.4 million in the 2010 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, lower travel costs and decreases in other general overhead expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.4% in the 2011 period as compared to 17.1% in the 2010 period.
Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $0.2 million, or 0.4%, to $55.4 million in the 2011 period from $55.6 million in the 2010 period. The decrease was primarily due to a decrease in accrued contingent consideration related to the Parsam acquisition, a decrease in compensation expense related to an incentive agreement and a decrease in professional fees. Substantially offsetting these decreases were costs associated with the business acquired in the Parsam acquisition completed in December 2010 and an increase in sales commissions. Selling, general and administrative expenses in the 2010 period included charges of $0.8 million for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 37.6% in the 2011 period as compared to 39.9% in the 2010 period.
Selling, general and administrative expenses for the Scantron segment increased by $18.2 million, or 67.4%, to $45.2 million in the 2011 period from $27.0 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions and resulting integration-related expenses and investments in growth initiatives, partially offset by a decrease in accrued contingent consideration related to the Spectrum K12 acquisition. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 45.0% in the 2011 period as compared to 26.9% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to increased product development expenses in part resulting from the GlobalScholar acquisition, non-cash acquisition accounting adjustments that reduced revenue by $5.3 million and the deferral of revenue for certain amounts billed and collected as further described above.
Selling, general and administrative expenses for the Licorice Products segment were unchanged from the 2010 period. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 10.8% in the 2011 period as compared to 12.1% in the 2010 period.

M & F Worldwide Corp. and Subsidiaries

Corporate selling, general and administrative expenses increased $5.5 million, or 44.4%, to $17.9 million in the 2011 period from $12.4 million in the 2010 period primarily due to an increase in deferred directors' compensation expenses related to an increase in the price of the Company's common stock during the 2011 period compared to a decrease in the price of the Company's common stock during the 2010 period, as well as increases in professional fees and general overhead costs.
Asset Impairment Charges
During the 2011 period, the Company recorded non-cash impairment charges of $1.9 million for the Scantron segment and $0.4 million for the Harland Clarke segment primarily related to assets that were determined to have limited future use. During the 2010 period, the Company recorded non-cash impairment charges of $0.6 million for the Harland Clarke segment to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.
Restructuring Costs
Harland Clarke Holdings has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on Harland Clarke Holdings' shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2011 period, the Company recorded restructuring costs of $3.3 million for the Harland Clarke segment, $0.3 million for the Harland Financial Solutions segment and $2.4 million for the Scantron segment related to these plans. In the 2010 period, the Company recorded restructuring costs of $3.3 million for the Harland Clarke segment, $0.4 million for the Harland Financial Solutions segment and $6.5 million for the Scantron segment related to these plans.
Interest Income
Interest income was $0.2 million in the 2011 period as compared to $0.6 million in the 2010 period. The decrease in interest income was primarily due to lower average cash equivalents balances in the 2011 period as compared to the 2010 period and no interest on auction-rate securities in the 2011 period due to the sale of the Company's previously owned auction-rate securities in 2010.
Interest Expense
Interest expense was $54.9 million in the 2011 period as compared to $61.4 million in the 2010 period. The decrease in interest expense was largely due to lower fixed rates on interest rate hedge transactions as well as lower effective interest rates and a decrease in total debt outstanding.
Settlement of Contingent Claims
In the 2011 period, the Company recorded a charge of $20.0 million related to the settlement of contingent claims (see Note 17 to the consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q).
Other Income (Expense), Net
Other income (expense), net was income of $13.2 million in the 2011 period due to a gain on the sale of marketable securities compared to an expense of $0.2 million in the 2010 period due to a loss on the sale of auction-rate securities.
Provision for Income Taxes
The Company's effective tax rate was 30.0% in the 2011 period and 40.5% in the 2010 period. The provision for income taxes in the 2011 period reflects a release of a reserve for uncertain tax positions, a release of a valuation allowance for capital loss carryovers utilized and a net benefit pertaining to state taxes. The 2010 period reflects a charge for a change in federal tax law relating to the deductibility of retiree prescription drug subsidies and a valuation allowance related to auction-rate securities. The effective tax rate for the 2011 period is also lower than the 2010 period due to an adjustment to contingent consideration that is not subject to income taxes.
Liquidity and Capital Resources
Cash Flow Analysis
The Company's net cash provided by operating activities during the six months ended June 30, 2011 was $76.2 million as compared to $143.9 million during the six months ended June 30, 2010. The decrease in cash provided by operating activities of $67.7 million was due to changes in working capital and a decrease in cash flow from operations. The changes in working capital were primarily due to payments under long-term incentive compensation plans at the end of the plans' three-year cycle and increases in payments for other annual incentive compensation plans during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The timing of payments related to other accrued expenses and income and other taxes during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 also contributed to the changes in working capital. The decrease in cash flow from operations was primarily due to a decrease in net income after excluding a gain on sale of marketable securities in the six months ended June 30, 2011.

M & F Worldwide Corp. and Subsidiaries

The Company's net cash used in investing activities was $149.9 million during the six months ended June 30, 2011 as compared to net cash provided by investing activities of $27.8 million during the six months ended June 30, 2010. The increase in cash used in investing activities during the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the GlobalScholar acquisition and higher capital expenditures, partially offset by a decrease in proceeds from the sale of marketable securities.
The Company's net cash used in financing activities was $14.5 million during the six months ended June 30, 2011 as compared to $32.6 million during the six months ended June 30, 2010. The decrease in net cash used in financing activities was primarily due to an $11.0 million prepayment by Mafco Worldwide on its former senior secured credit facility during the six months ended June 30, 2010 and a decrease in repayments of credit agreements and other borrowings during the six months ended June 30, 2011 compared to the same period in 2010.
M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries and $72.1 million in cash and cash equivalents as of June 30, 2011. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide's subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.
The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended June 30, 2011.
Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under the Harland Clarke Holdings and Mafco Worldwide credit agreements (as further discussed in Note 13 to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.
Harland Clarke Holdings
In addition to Harland Clarke Holdings' normal operating cash, working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. Harland Clarke Holdings' capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2011 and 2010, Harland Clarke Holdings incurred $25.0 million and $14.6 million of capital expenditures and $0.1 million and $0.0 million of capitalized interest, respectively.

•
Contract Acquisition Payments . During the six months ended June 30, 2011 and 2010, Harland Clarke Holdings made $27.5 million and $20.0 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings' operations. During the six months ended June 30, 2011 and 2010, Harland Clarke Holdings made $7.1 million and $6.8 million of payments for restructuring, respectively.

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
Mafco Worldwide
In addition to Mafco Worldwide's normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures and periodically build raw materials inventories as follows:

M & F Worldwide Corp. and Subsidiaries

•
Capital Expenditures. During the six months ended June 30, 2011 and 2010, Mafco Worldwide incurred $0.5 million and $0.8 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

•
Inventories. Mafco Worldwide's licorice raw materials are subject to a variety of agricultural risks. Additionally, most of the licorice root Mafco Worldwide purchases originates in countries and regions that have, from time to time, been subject to political instability. Accordingly, Mafco Worldwide must periodically build its raw materials supply in order to avoid material shortages or significant raw material price increases. Shortages of licorice raw materials could have a material adverse effect on Mafco Worldwide's business, results of operations and financial condition.

Cash Flow Risks
Each of Harland Clarke Holdings' and Mafco Worldwide's ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay their debt or to fund other liquidity needs. As of June 30, 2011, Harland Clarke Holdings had $92.0 million of availability under its revolving credit facility (after giving effect to the issuance of $8.0 million of letters of credit) and Mafco Worldwide had $18.0 million of availability under its revolving credit facility. There were no letters of credit issued by Mafco Worldwide as of June 30, 2011. The Company may also use the revolving credit facilities to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay each's respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.
Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for approximately three years. At June 30, 2011, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide's business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed on March 4, 2011 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 under the heading "Management's Discussion and Analysis of Financial Condition and Results of

M & F Worldwide Corp. and Subsidiaries

Operations - Critical Accounting Policies and Estimates."
In addition to factors described in the Company's SEC filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

•
weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company's earnings, total assets and market prices of the Company's outstanding securities;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under Harland Clarke Holdings' and Mafco Worldwide's indebtedness that may limit our ability to operate our businesses and react to market changes;

•	lack of access to cash flow or other assets of the Company's subsidiaries, including Harland Clarke Holdings and Mafco Worldwide;

•	increases in interest rates;

•
the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate and manage recent acquisitions as well as future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

M & F Worldwide Corp. and Subsidiaries

•	our ability to develop new products for our Scantron segment and to grow Scantron's web-based education business;

•	our ability to achieve VSOE of fair value for multiple-element arrangements for software businesses we have acquired or will acquire, which could affect the timing of recognition of revenue;

•	changes in contingent consideration estimates related to acquisition earn-out arrangements;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients' budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	economic, climatic or political conditions in countries in which Mafco Worldwide sources licorice root or in countries where Mafco Worldwide manufactures licorice extracts and licorice derivatives;

•	economic, climatic or political conditions that have an impact on the worldwide tobacco industry or on the consumption of tobacco products in which licorice products are used;

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

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide's products;

•	the failure of third parties to make full and timely payment in our favor for environmental, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
The Company encourages investors to read carefully the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
At June 30, 2011, Harland Clarke Holdings had $1,728.0 million of term loans outstanding under its credit agreement, $8.0 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. At June 30, 2011, Mafco Worldwide had $27.0 million of term loans outstanding under its credit agreement and no letters of credit outstanding under its revolving credit facility. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at June 30, 2011 would have resulted in an increase in its interest expense for the six months ended June 30, 2011 of approximately $4.5 million, including the effect of the interest rate derivative transactions discussed below.
In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2009 and 2010 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $855.0 million currently outstanding as further described in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Harland Clarke Holdings derivatives currently swap the underlying variable rates for fixed rates ranging from 1.264% to 2.353%.
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2011.

M & F Worldwide Corp. and Subsidiaries

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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

M & F Worldwide Corp. and Subsidiaries

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In connection with the June 13, 2011 proposal by Holdings to acquire all outstanding shares of common stock of the Company not owned by Holdings for $24.00 in cash per share (the "Proposal"), beginning on June 14, 2011, six putative shareholder class action lawsuits were filed in the Delaware Court of Chancery and the Supreme Court for the State of New York. The Delaware actions (titled Martin v. M&F Worldwide Corp., et al., C.A. No. 6566-VCS (filed June 14, 2011); Israni v. M&F Worldwide Corp., et al., C.A. No. 6571-VCS (filed June 16, 2011); Kahn v. M&F Worldwide Corp., et al., C.A. No. 6593-VCS (filed June 21, 2011); and Pill v. Perelman, et al., C.A. No. 6602-VCS (filed June 23, 2011) (collectively, the "Delaware Actions")) name as defendants the Company, each of the current members of the Company's Board of Directors and Holdings, and allege that the individual defendants breached their fiduciary duties under Delaware law in connection with the Proposal, and that Holdings aided and abetted those alleged breaches. The New York actions (titled Wright v. M&F Worldwide Corp., et al., Index. No. 651707/2011 (filed June 17, 2011) and Feit v. Perelman, et al., Index No. 651743/2011 (filed June 23, 2011) (collectively, the "New York Actions")) name the same defendants, and allege virtually identical claims, as the Delaware Actions.
The plaintiffs in both the Delaware Actions and New York Actions seek, among other things, to preliminarily and permanently enjoin any transaction arising from the Proposal, an accounting for any damages resulting from the alleged wrongs, and rescissory damages if a transaction is consummated prior to the Court's final judgment. Plaintiffs further seek the costs of the action, including reasonable attorneys' fees and such other relief as the court deems just and proper. Defendants believe that the aforementioned lawsuits are entirely without merit and intend to vigorously defend these actions.
A series of commercial borrowers in various states that allegedly obtained loans from banks employing HFS's LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits.
The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its consolidated financial position or results of operations.
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended June 30, 2011.
Item 4. Removed and Reserved
Item 5. Other Information
No additional information need be presented.

M & F Worldwide Corp. and Subsidiaries

Item 6. Exhibits

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 4, 2011.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 4, 2011.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date:	August 4, 2011	By:	/s/ Paul G. Savas
Paul G. Savas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2011	By:	/s/ Alison M. Horowitz
Alison M. Horowitz Vice President, Treasurer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 4, 2011.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 4, 2011.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 4, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.