Form 10-Q
period 2011-09-30
M & F WORLDWIDE CORP
filed 2011-11-03
CIK 945235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes  ☐    No  ☑

As of October 31, 2011, there were 19,333,931 shares of the registrant's common stock outstanding, of which 7,248,000 shares were held by MFW Holdings One LLC and 1,012,666 shares were held by MFW Holdings Two LLC, which are both wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc.

.

M & F WORLDWIDE CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$284.2	$312.8
Accounts receivable (net of allowances of $3.6 and $3.1)	147.0	137.8
Inventories	122.8	130.0
Income taxes receivable	1.8	12.1
Deferred tax assets	25.1	18.4
Prepaid expenses and other current assets	80.1	71.9
Total current assets	661.0	683.0
Property, plant and equipment	430.3	398.6
Less accumulated depreciation	(265.2)	(241.5)
Property, plant and equipment, net	165.1	157.1
Goodwill	1,660.6	1,569.8
Other intangible assets, net	1,212.2	1,207.3
Pension asset	10.0	10.3
Contract acquisition payments, net	36.5	27.2
Other assets	68.0	114.4
Total assets	$3,813.4	$3,769.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43.4	$43.0
Deferred revenues	134.1	128.9
Current maturities of long-term debt	19.1	19.4
Accrued liabilities:
Salaries, wages and employee benefits	57.8	77.6
Income and other taxes payable	14.8	13.4
Customer incentives	38.9	29.0
Other current liabilities	42.0	30.9
Total current liabilities	350.1	342.2
Long-term debt	2,206.0	2,231.3
Deferred tax liabilities	429.1	440.1
Other liabilities	95.6	113.0
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; 250,000,000 shares authorized; 23,875,831 shares issued at September 30, 2011 and December 31, 2010	0.2	0.2
Additional paid-in capital	76.0	76.0
Treasury stock at cost; 4,541,900 shares at September 30, 2011 and December 31, 2010	(106.6)	(106.6)
Retained earnings	772.2	677.6
Accumulated other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4.2	3.6
Unrecognized amounts included in pension and postretirement obligations	(5.4)	(5.2)
Derivative fair-value adjustments	(8.0)	(10.9)
Unrealized gains on investments, net	—	7.8
Total accumulated other comprehensive loss, net of taxes	(9.2)	(4.7)
Total stockholders' equity	732.6	642.5
Total liabilities and stockholders' equity	$3,813.4	$3,769.1
See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product revenues, net	$356.8	$353.8	$1,067.8	$1,099.4
Service revenues, net	81.5	86.1	242.0	249.0
Total net revenues	438.3	439.9	1,309.8	1,348.4
Cost of products sold	216.6	210.6	650.9	648.9
Cost of services provided	41.5	46.2	120.8	131.0
Total cost of revenues	258.1	256.8	771.7	779.9
Gross profit	180.2	183.1	538.1	568.5
Selling, general and administrative expenses	110.5	102.3	332.1	309.5
Revaluation of contingent consideration	(19.5)	0.3	(24.6)	0.2
Asset impairment charges	0.1	1.9	2.4	2.5
Restructuring costs	2.3	5.0	8.3	15.2
Operating income	86.8	73.6	219.9	241.1
Interest income	0.1	0.1	0.3	0.7
Interest expense	(27.5)	(28.1)	(82.4)	(89.5)
Settlement of contingent claims	—	—	(20.0)	—
Other income (expense), net	—	(0.1)	13.2	(0.3)
Income before income taxes	59.4	45.5	131.0	152.0
Provision for income taxes	14.9	15.3	36.4	58.4
Net income	$44.5	$30.2	$94.6	$93.6
Earnings per common share:
Basic	$2.30	$1.57	$4.89	$4.84
Diluted	$2.28	$1.55	$4.86	$4.81
See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income	$94.6	$93.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32.9	38.3
Amortization of intangible assets	90.4	81.6
Amortization of deferred financing fees	5.2	5.5
Revaluation of contingent consideration	(24.6)	0.2
Deferred income taxes	(31.2)	(17.8)
Restricted stock amortization	—	0.6
Realized and unrealized (gain) loss on marketable securities	(13.2)	0.3
Asset impairments	2.4	2.5
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(7.2)	(12.4)
Inventories	7.7	2.6
Prepaid expenses and other assets	(6.4)	(3.7)
Pension asset	0.4	0.4
Contract acquisition payments, net	(9.3)	(1.3)
Accounts payable and accrued liabilities	(4.0)	22.2
Deferred revenues	15.9	4.8
Income and other taxes	11.6	2.0
Other, net	(1.1)	3.7
Net cash provided by operating activities	164.1	223.1
Investing activities
Purchase of businesses, net of cash acquired	(134.9)	(28.6)
Additional purchase price consideration for previous acquisition	(0.2)	—
Net repayments of related party notes receivable	1.0	3.0
Proceeds from sale of property, plant and equipment	0.1	2.5
Proceeds from sale and redemption of marketable securities	13.4	44.4
Capital expenditures	(40.8)	(24.3)
Capitalized interest	(0.2)	(0.1)
Other, net	(4.8)	(2.8)
Net cash used in investing activities	(166.4)	(5.9)
Financing activities
Payments of contingent consideration arrangements	(0.3)	—
Repayments of short-term borrowings	—	(15.3)
Repayments of credit agreements and other borrowings	(25.8)	(30.8)
Other, net	(0.2)	(0.6)
Net cash used in financing activities	(26.3)	(46.7)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net (decrease) increase in cash and cash equivalents	(28.6)	170.4
Cash and cash equivalents at beginning of period	312.8	133.7
Cash and cash equivalents at end of period	$284.2	$304.1
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$70.4	$77.1
Income taxes, net of refunds	56.0	73.5

See Notes to Consolidated Financial Statements

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
(unaudited)

1. Description of the Business and Basis of Presentation
M & F Worldwide Corp. ("M & F Worldwide" and, together with its subsidiaries, the "Company") was incorporated in Delaware on June 1, 1988. M & F Worldwide is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. ("Harland Clarke Holdings") and Mafco Worldwide Corporation ("Mafco Worldwide"). At September 30, 2011, MacAndrews & Forbes Holdings Inc. ("Holdings"), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock.
The Company has organized its business and corporate structure along the following four business segments: Harland Clarke, Harland Financial Solutions, Scantron and Licorice Products.
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards and other business and home office products to consumers and small businesses.
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
Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 13). Harland Clarke Holdings is a holding company and has no independent assets at September 30, 2011 and no operations. The guarantees and the obligations of the subsidiaries of Harland Clarke Holdings are full and unconditional and joint and several, and any subsidiaries of Harland Clarke Holdings other than the subsidiary guarantors and obligors are not significant.
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
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform with the presentation in the consolidated statements of income for the third quarter of 2011. These reclassifications had no effect on previously reported net income.
Specifically, the net change in the fair value of contingent consideration arrangements is now presented as a separate line item in the consolidated statements of income. Previously, such amounts had been classified in selling, general and administrative expenses. These reclassifications are also now included in the consolidated statements of cash flows. In addition, certain other costs and expenses of an acquired operation have been reclassified between cost of revenues and selling, general and administrative expenses to conform with the Company's classification of similar operating costs and expenses.
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
New Accounting Guidance
In September 2011, the Financial Accounting Standards Board ("FASB") amended existing guidance related to the requirement for an annual goodwill impairment test. This amendment provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company will adopt the new guidance effective January 1, 2012. This amendment affects testing steps only, and therefore adoption will not affect the Company's consolidated financial position, results of operations or cash flows.
In June 2011, the FASB amended existing guidance related to the presentation of comprehensive income. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders' equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. The Company will adopt the new guidance effective January 1, 2012. This amendment affects presentation and disclosure only, and therefore adoption will not affect the Company's consolidated financial position, results of operations or cash flows.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

3. Acquisitions
Acquisition of GlobalScholar
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5, as described below, which resulted in total estimated consideration of $153.4 as of the acquisition date. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011. The transaction was accounted for as a business combination and GlobalScholar's results of operations have been included in the Company's operations since the date of its acquisition.
The preliminary allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. The goodwill arises because the total consideration for GlobalScholar, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.2 is expected to be deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. The Company has recognized $1.6 of acquisition related costs through September 30, 2011 for this acquisition, of which $0.2 was expensed and included in selling, general and administrative expenses in the consolidated statements of income for the nine months ended September 30, 2011, with the remainder having been expensed and included in selling, general and administrative expenses in the fourth quarter of 2010.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of September 30, 2011, the contingent consideration liability was $0.0. The reduction in fair value from the acquisition date was the result of a decline in projected revenues during the measurement period.
The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.9 and $4.6 was reflected as a reduction of revenues for the three and nine months ended September 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.
Acquisition of Parsam
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS is integrating Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2, as described below, which resulted in total estimated consideration of $34.0 as of the acquisition date. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012. The transaction was accounted for as a business combination and Parsam's results of operations have been included in the Company's operations since the date of its acquisition.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $25.0, which may be payable upon the achievement of certain future revenue targets of Parsam measured during calendar years 2011 and

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

2012. The acquisition-date fair value of the contingent consideration arrangement was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain Parsam revenues for the measurement periods. During the first quarter of 2011, the Company upon further analysis identified a $1.6 decrease in the initial estimate of acquisition-date fair value of contingent consideration with a corresponding $1.6 decrease in goodwill. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of September 30, 2011, the contingent consideration liability was $0.3. The decrease in the estimate of contingent consideration fair value was due to the adjustment described above and a decrease in the projection of certain Parsam revenues for the measurement periods, partially offset by the passage of time which reduced the effect of discounting to present value.
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
The application of acquisition accounting decreased acquired deferred revenues by $1.6 to $0.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.2 and $0.9 was reflected as a reduction of revenues for the three and nine months ended September 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Parsam acquisition on the consolidated results of operations were not material.
Acquisition of Spectrum K12
On July 21, 2010, Scantron acquired 100% of the equity of Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for educational assessments, content and data management. The acquisition-date purchase price was $28.6 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0, as described below, which resulted in total estimated consideration of $32.7 as of the acquisition date. The transaction was accounted for as a business combination and Spectrum K12's results of operations have been included in the Company's operations since the date of its acquisition.
The allocation of purchase price resulted in identified intangible assets of $6.6 and goodwill of $25.2. During 2011, the Company recorded additional deferred tax assets of $1.4 in accordance with current accounting guidance with a corresponding decrease in goodwill. The goodwill arises because the total consideration for Spectrum K12, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $1.5 is expected to be deductible for income tax purposes. The Company financed the Spectrum K12 acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. Acquisition-related fees and expenses were not material.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to an aggregate of $5.0 to eligible employees will be considered incentive compensation and will be recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 15). As of September 30, 2011, the fair value of the contingent consideration arrangement was $0.0. The reduction in fair value from the acquisition date was the result of a decline in projected revenues during the measurement periods.
The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.5 and $2.1 was reflected as a reduction of revenues for the three and nine months ended September 30, 2011,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

respectively, and $0.9 was reflected as a reduction of revenues for the three months ended September 30, 2010).
The fair value of financial assets acquired was not significant and all receivables have been collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.
4. Inventories
Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished goods	$29.8	$32.2
Work-in-process	8.5	8.7
Raw materials	84.5	89.1
	$122.8	$130.0
5. Assets Held For Sale
At September 30, 2011, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
During 2010, the Company closed its information technology facility in Atlanta and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company's plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During the second quarter of 2010, non-cash impairment charges of $0.6 were recorded to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	September 30, 2011	December 31, 2010
Land	$1.5	$1.5
Buildings and improvements	1.9	1.9
	$3.4	$3.4
6. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the nine months ended September 30, 2011 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Licorice Products	Total
Balance as of December 31, 2010	$779.4	$452.2	$295.2	$43.0	$1,569.8
2010 acquisitions	—	(1.4)	(1.4)	—	(2.8)
2011 acquisition	—	—	93.1	—	93.1
Effect of exchange rate changes	—	0.2	—	0.3	0.5
Balance as of September 30, 2011	$779.4	$451.0	$386.9	$43.3	$1,660.6

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Amortized intangible assets:
Customer relationships	3 - 20	$1,315.0	$1,243.7	$424.0	$350.7
Trademarks and tradenames	2 - 25	157.5	155.0	18.6	12.3
Software and other	2 - 10	93.4	71.9	46.5	37.4
Patents and patents pending	3 - 20	21.5	21.9	6.8	5.7
		1,587.4	1,492.5	495.9	406.1
Indefinite-lived intangible assets:
Product formulations		109.7	109.9	—	—
Tradename		11.0	11.0	—	—
Total other intangible assets		$1,708.1	$1,613.4	$495.9	$406.1
Amortization expense was $30.3 and $90.4 for the three and nine months ended September 30, 2011, respectively, and $27.3 and $81.6 for the three and nine months ended September 30, 2010, respectively.
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
Estimated aggregate amortization expense for intangible assets through December 31, 2015 is as follows:

Three months ending December 31, 2011	$30.4
Year ending December 31, 2012	118.4
Year ending December 31, 2013	107.0
Year ending December 31, 2014	99.2
Year ending December 31, 2015	91.8
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Selected summarized financial information for the three months ended September 30, 2011 and 2010 is as follows:

	Harland Clarke	Harland Financial Solutions(1)	Scantron(2)	Licorice Products	Corporate and Other(3)	Total
Product revenues, net:
Three months ended September 30, 2011	$277.9	$17.9	$30.4	$30.6	$—	$356.8
Three months ended September 30, 2010	277.1	17.4	30.9	28.4	—	353.8
Service revenues, net:
Three months ended September 30, 2011	$5.3	$54.5	$21.7	$—	$—	$81.5
Three months ended September 30, 2010	12.8	53.5	19.8	—	—	86.1
Intersegment revenues:
Three months ended September 30, 2011	$—	$—	$0.3	$—	$(0.3)	$—
Three months ended September 30, 2010	—	—	2.6	—	(2.6)	—
Operating income (loss): (4)
Three months ended September 30, 2011	$65.8	$13.2	$12.1	$6.8	$(11.1)	$86.8
Three months ended September 30, 2010	51.0	13.8	7.9	7.2	(6.3)	73.6
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended September 30, 2011	$22.9	$6.8	$11.3	$0.4	$—	$41.4
Three months ended September 30, 2010	25.0	7.1	6.6	0.5	—	39.2
Capital expenditures (excluding capital leases):
Three months ended September 30, 2011	$9.7	$1.8	$2.9	$0.9	$—	$15.3
Three months ended September 30, 2010	5.7	1.6	1.3	0.3	—	8.9

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Selected summarized financial information for the nine months ended September 30, 2011 and 2010 is as follows:

	Harland Clarke	Harland Financial Solutions(1)	Scantron(2)	Licorice Products	Corporate and Other(3)	Total
Product revenues, net:
Nine months ended September 30, 2011	$831.4	$56.1	$87.8	$92.5	$—	$1,067.8
Nine months ended September 30, 2010	877.6	51.2	87.0	83.6	—	1,099.4
Service revenues, net:
Nine months ended September 30, 2011	$13.8	$163.6	$64.6	$—	$—	$242.0
Nine months ended September 30, 2010	29.2	159.1	60.7	—	—	249.0
Intersegment revenues:
Nine months ended September 30, 2011	$0.1	$—	$0.5	$—	$(0.6)	$—
Nine months ended September 30, 2010	0.1	—	5.8	—	(5.9)	—
Operating income (loss): (4)
Nine months ended September 30, 2011	$185.4	$45.4	$(4.6)	$22.7	$(29.0)	$219.9
Nine months ended September 30, 2010	182.9	36.6	19.0	21.3	(18.7)	241.1
Depreciation and amortization (excluding amortization of deferred financing fees):
Nine months ended September 30, 2011	$68.8	$19.9	$33.3	$1.3	$—	$123.3
Nine months ended September 30, 2010	77.7	21.3	19.5	1.4	—	119.9
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2011	$24.7	$5.1	$9.6	$1.4	$—	$40.8
Nine months ended September 30, 2010	15.5	3.9	3.8	1.1	—	24.3
Total assets:
September 30, 2011	$942.2	$295.1	$356.4	$273.8	$1,945.9	$3,813.4
December 31, 2010	987.8	342.0	311.6	273.6	1,854.1	3,769.1
______________________

(1)	Includes results of the acquired Parsam business from the date of acquisition.

(2)	Includes results of the acquired Spectrum K12 and GlobalScholar businesses from their respective dates of acquisition.

(3)	Total assets include goodwill of $1,660.6 and $1,569.8 as of September 30, 2011 and December 31, 2010, respectively, which is not assigned to the operating segments.

(4)
Includes gain (loss) from revaluation of contingent consideration arrangements of $19.5 and $(0.3) for the three months ended September 30, 2011 and 2010, respectively, and $24.6 and $(0.2) for the nine months ended September 30, 2011 and 2010, respectively; restructuring costs of $2.3 and $5.0 for the three months ended September 30, 2011 and 2010, respectively, and $8.3 and $15.2 for the nine months ended September 30, 2011 and 2010, respectively, (see Note 18); and non-cash impairment charges of $0.1 and $1.9 for the three months ended September 30, 2011 and 2010, respectively, and $2.4 and $2.5 for the nine months ended September 30, 2011 and 2010, respectively.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

8. Comprehensive Income
Total comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$44.5	$30.2	$94.6	$93.6
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0.0, $0.0, $0.0 and $0.2	(3.1)	4.5	0.6	(2.7)
Derivative fair-value adjustments, net of taxes of $0.8, $2.3, $1.8 and $3.2	1.4	(3.6)	2.9	(5.0)
Unrealized gains on investments, net of taxes of $0.0, $0.7, $0.2 and $0.8	—	1.2	0.3	1.3
Reclassification of gains on investments included in net income, net of taxes of $0.0, $0.0, $5.1 and $0.0	—	—	(8.1)	—
Change in unrecognized amounts included in pension and postretirement obligations, net of taxes of $0.0, $2.7, $0.1 and $2.7	(0.1)	4.4	(0.2)	4.4
Comprehensive income	$42.7	$36.7	$90.1	$91.6
9.   Earnings Per Share
The basic and diluted per share data is based on the weighted average number of common shares outstanding during the following periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	19.3	19.3	19.3	19.3
Diluted weighted average common shares outstanding	19.5	19.5	19.5	19.4
Common equivalent shares consisting of directors' stock units are included in the diluted earnings per share calculations.
10. Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company's federal and state tax returns for the tax years 2008 through 2010 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
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

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The components of net periodic pension expense for Mafco Worldwide's pension plans consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$0.1	$0.1	$0.4	$0.4
Interest cost	0.2	0.2	0.7	0.7
Expected return on plan assets	(0.3)	(0.2)	(0.9)	(0.8)
Net amortization	0.3	0.3	0.9	0.8
Net periodic pension expense	$0.3	$0.4	$1.1	$1.1
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
The components of net periodic postretirement benefit cost for the Harland Clarke Holdings postretirement benefit plans consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest cost	$0.1	$0.3	$0.4	$0.8
Amortization of prior service credits	(0.1)	—	(0.3)	—
Net postretirement benefit cost	$—	$0.3	$0.1	$0.8
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
13. Long-Term Debt

	September 30, 2011	December 31, 2010
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities	$1,723.5	$1,737.0
Harland Clarke Holdings Senior Floating Rate Notes due 2015	206.8	206.8
Harland Clarke Holdings 9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Mafco Worldwide $45.0 Senior Secured Credit Facility	20.0	31.0
Capital lease obligations and other indebtedness	3.5	4.6
	2,225.1	2,250.7
Less: current maturities	(19.1)	(19.4)
Long-term debt, net of current maturities	$2,206.0	$2,231.3
Harland Clarke Holdings $1,900.0 Senior Secured Credit Facilities
On April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings' excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at September 30, 2011. As of September 30, 2011, there were no outstanding borrowings under the Revolver and there was $92.0 available for borrowing (giving effect to the issuance of $8.0 of letters of credit).
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
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Harland Clarke Holdings Senior Notes due 2015
On May 1, 2007, Harland Clarke Holdings issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at September 30, 2011. The Senior Notes are unsecured and are therefore effectively subordinated to all of Harland Clarke Holdings' senior secured indebtedness, including outstanding borrowings under the Credit Agreement. Harland Clarke Holdings and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Mafco Worldwide $45.0 Senior Secured Credit Facility
On December 15, 2010, Mafco Worldwide entered into a credit agreement governing a $45.0, five-year revolving credit facility (the "Mafco Revolving Credit Agreement"). Approximately $30.0 was drawn on December 15, 2010 to prepay term borrowings under Mafco Worldwide's former credit agreement and to pay fees and expenses in connection with the refinancing. The indebtedness under the Mafco Revolving Credit Agreement is guaranteed by Mafco Worldwide's domestic subsidiaries and its parent corporation, Flavors Holdings Inc. (collectively, the "Mafco Worldwide Guarantors"). Mafco Worldwide's obligations under the Mafco Revolving Credit Agreement and the guarantees of the Mafco Worldwide Guarantors are secured by a first-priority security interest in substantially all of Mafco Worldwide's and Mafco Worldwide Guarantors' assets. Borrowings under the Mafco Revolving Credit Agreement bear interest, at Mafco Worldwide's option, at either an adjusted Eurodollar rate plus an applicable margin ranging from 1.5% to 2.0% or an alternative base rate plus an applicable margin, ranging from 0.5% to 1.0% depending on Mafco Worldwide's consolidated leverage ratio at the end of each fiscal quarter. The weighted average interest rate on borrowings outstanding under the Mafco Revolving Credit Agreement was 1.7% at September 30, 2011.
The Mafco Revolving Credit Agreement contains affirmative and negative covenants customary for such financing. The Mafco Revolving Credit Agreement also requires Mafco Worldwide to maintain a maximum total debt ratio and a minimum consolidated interest expense ratio as of the last day of each fiscal quarter. The Mafco Revolving Credit Agreement contains events of default customary for such financing, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; actual or asserted invalidity of the guarantees or security documents; and violation of limitations on the activities of Flavors Holdings Inc., EVD Holdings Inc. and Mafco Shanghai Corporation, subsidiaries of Mafco Worldwide. Some of these events of default allow for grace periods and materiality concepts.
The borrowings under the Mafco Revolving Credit Agreement are repayable in full on December 15, 2015. At September 30, 2011, there was $20.0 principal amount of borrowings outstanding under the Mafco Revolving Credit Agreement and there was $25.0 available for borrowing. There were no letters of credit issued by Mafco Worldwide as of September 30, 2011.
Capital Lease Obligations and Other Indebtedness
Subsidiaries of the Company have outstanding capital lease obligations and other indebtedness with principal balances totaling $3.5 and $4.6 at September 30, 2011 and December 31, 2010, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments, including interest, of $0.3 remaining in 2011, $1.4 in 2012, $1.3 in 2013, $1.0 in 2014 and $0.1 in 2015.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

Mafco Worldwide's French subsidiary has lines of credit renewable annually with two banks whereby it may borrow up to 1.5 million Euros (approximately $2.0 at September 30, 2011) for working capital purposes. The subsidiary had no borrowings at September 30, 2011 and December 31, 2010.
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
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	September 30, 2011	December 31, 2010
Interest rate swaps	Other current liabilities	$9.0	$—
	Other liabilities	4.1	17.8
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments had no ineffective portions during the three and nine months ended September 30, 2011 and 2010. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Loss Recognized in Other Comprehensive Income				Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedging Instruments:	2011	2010	2011	2010	2011	2010	2011	2010
Interest rate swaps	$1.6	$9.3	$6.5	$24.1	$3.9	$3.5	$11.2	$16.0
The Company expects to reclassify approximately $12.8 into net income as additional interest expense during the twelve months ending September 30, 2012.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Nine Months Ended
	September 30,
Balances and Net Changes:	2011	2010
Balance at beginning of period	$10.9	$8.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $4.4 and $6.3	(6.8)	(9.7)
Net change in fair value of interest rate swaps, net of taxes of $2.6 and $9.4	3.9	14.7
Balance at end of period	$8.0	$13.6
See Note 8 for additional information regarding the effect of these derivative instruments on other comprehensive income.
15. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2011, the Company recorded non-cash impairment charges of $1.9 for the Scantron segment and $0.5 for the Harland Clarke segment primarily related to assets that were determined to have limited future use. During the nine months ended September 30, 2010, the Company recorded non-cash impairment charges of $2.5 for the Harland Clarke segment primarily related to the abandonment of a development project and to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.
Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of September 30, 2011 and December 31, 2010 are as follows:

	Balance at
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	13.1	—	13.1	—
Liability for contingent consideration related to business combinations	0.3	—	—	0.3

	Balance at
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$13.1	$13.1	$—	$—
Liability for interest rate swaps	17.8	—	17.8	—
Liability for contingent consideration related to business combinations	8.2	—	—	8.2
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
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$19.8	$1.7	$8.2	$1.8
Businesses acquired	—	4.0	17.0	4.0
Net changes in fair value	(19.5)	0.3	(24.6)	0.2
Payment of contingent consideration	—	—	(0.3)	—
Balance at end of period	$0.3	$6.0	$0.3	$6.0
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at September 30, 2011 and December 31, 2010 was approximately $1,819.2 and $2,040.2, respectively. The carrying value of long-term debt at September 30, 2011 and December 31, 2010 was $2,225.1 and $2,250.7, respectively.
16. Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at September 30, 2011:
Corporate equity securities	$0.2	$0.1	$(0.1)	$0.2
Balance at December 31, 2010:
Corporate equity securities	$0.3	$12.9	$(0.1)	$13.1
During the nine months ended September 30, 2011, the Company sold certain corporate equity securities for $13.4 in cash and recognized a gain of $13.2, which is included in other income (expense), net in the accompanying consolidated statements of income.
The following presents the gross unrealized losses and fair values of the Company's investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2011:
Corporate equity securities	$—	$—	$—	$0.1
At December 31, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1
The Company has determined that the gross unrealized losses on its corporate equity securities at September 30, 2011 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at September 30, 2011.

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
Honeywell Indemnification
Certain of the intermediate holding companies of the predecessor of Harland Clarke Holdings had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of Harland Clarke Holdings' businesses. In the stock purchase agreement executed in connection with the Company's 2005 acquisition of Clarke American Corp., Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees. Honeywell has been fulfilling its obligation to indemnify M & F Worldwide and its affiliates with regard to the guarantees and certain tax matters. The Company believes it is remote that it will incur any material liability related to the guarantees and tax matters.
Other
A series of commercial borrowers in various states that allegedly obtained loans from banks employing HFS's LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and believes it is remote that any of the remaining warranty claims will result in a material liability for the Company.

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
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the nine months ended September 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Nine months ended September 30, 2011:
Severance and severance-related	$1.5	$2.0	$(2.9)	$—	$0.6
Facilities closures and other costs	4.5	1.7	(2.4)	(0.2)	3.6
Total	$6.0	$3.7	$(5.3)	$(0.2)	$4.2
Nine months ended September 30, 2010:
Severance and severance-related	$2.5	$4.7	$(4.1)	$—	$3.1
Facilities closures and other costs	2.5	2.8	(1.5)	(2.0)	1.8
Total	$5.0	$7.5	$(5.6)	$(2.0)	$4.9
The non-cash utilization of $0.2 and $2.0 in 2011 and 2010, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $1.0 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
Harland Financial Solutions
During 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product-centric organization to a functional organization in order to enhance customer support.
The following table details the Company's restructuring accruals related to the Harland Financial Solutions segment for the nine months ended September 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Nine months ended September 30, 2011:
Severance and severance-related	$0.1	$0.2	$(0.3)	$—
Facilities and other costs	2.2	0.1	(0.6)	1.7
Total	$2.3	$0.3	$(0.9)	$1.7
Nine months ended September 30, 2010:
Severance and severance-related	$1.0	$0.5	$(1.2)	$0.3
Facilities and other costs	0.1	0.1	(0.1)	0.1
Total	$1.1	$0.6	$(1.3)	$0.4
The Company currently does not expect to incur significant additional costs related to these plans.
Scantron
The Company adopted plans during 2011 and 2010 to realize additional cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

The following table details the components of the Company's restructuring accruals related to the Scantron segment for the nine months ended September 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Nine months ended September 30, 2011:
Severance and severance-related	$0.1	$5.1	$(2.8)	$—	$2.4
Facilities and other costs	3.7	(0.8)	(1.3)	0.1	1.7
Total	$3.8	$4.3	$(4.1)	$0.1	$4.1
Nine months ended September 30, 2010:
Severance and severance-related	$0.5	$2.5	$(2.6)	$—	$0.4
Facilities and other costs	—	4.6	(0.7)	0.2	4.1
Total	$0.5	$7.1	$(3.3)	$0.2	$4.5
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
The Management Services Agreement provides for termination of the agreement on December 31, 2012, subject to one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Management Services Agreement will also terminate in the event that MacAndrews & Forbes LLC or its affiliates no longer, in the aggregate, retain beneficial ownership of 10% or more of the outstanding common stock of the Company.
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
During the nine months ended September 30, 2011, Harland Clarke Holdings received $1.0 in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $3.0 and $0.0, respectively, at September 30, 2011. The outstanding balance on the note is included in other current assets and other assets in the accompanying consolidated balance sheets. Interest income of $0.1 and $0.2 was recorded during the three and nine months and ended September 30, 2011, respectively. Interest income of $0.1 and $0.3 was recorded during the three and nine months and ended September 30, 2010,

M & F Worldwide Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions, except per share data)
(unaudited)

respectively.
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
At September 30, 2011, the Company recorded prepaid expenses of $0.2 relating to the directors and officers insurance program. The Company paid $0.2 and $0.6 to Holdings during the nine months ended September 30, 2011 and 2010, respectively, under the insurance programs.
20. Merger Proposal
On September 12, 2011, the Company and Holdings entered into a definitive merger agreement under which a subsidiary of Holdings will be merged with and into the Company and all outstanding shares of the Company's common stock not owned by Holdings will be converted into the right to receive $25.00 in cash per share. Holdings currently owns approximately 43% of the outstanding shares of the Company's common stock.
The transaction was approved by the board of directors of the Company, upon the recommendation and approval of a special committee comprised entirely of independent directors that was formed to evaluate and consider the transaction.
The transaction requires the affirmative vote of holders of a majority of the Company's outstanding shares of common stock in favor of the approval of the merger agreement. The transaction is also subject to a non-waivable condition that a majority of the Company's outstanding shares of common stock not owned by Holdings and its affiliates vote in favor of the approval of the merger agreement. Each such vote will be sought at a special meeting of the shareholders of the Company. The transaction is further subject to customary closing conditions. Holdings has agreed to vote the shares of common stock it owns in favor of the merger agreement. There can be no assurance that any transaction will be completed.
In connection with the June 13, 2011 proposal by Holdings to acquire all outstanding shares of common stock of the Company not owned by Holdings for $24.00 per share (the "Proposal"), six shareholder class action lawsuits were filed in the Delaware Court of Chancery and the Supreme Court for the State of New York. The New York actions have been dismissed without prejudice. The Delaware actions have been consolidated under the caption In re M&F Worldwide Corp. Shareholder Litigation (as consolidated, the "Delaware Action"), and a class has been certified consisting of all Company shareholders during the period June 13, 2011 through consummation of the transaction other than those affiliated with the defendants. The consolidated complaint filed in the Delaware Action names as defendants the Company, each of the current members of the Company's board of directors and Holdings, and alleges that the individual defendants breached their fiduciary duties under Delaware law in connection with the Proposal and the transaction, and that Holdings aided and abetted those alleged breaches.
The plaintiffs in the Delaware Action seek, among other things, to preliminarily and permanently enjoin the transaction, an accounting for any damages resulting from the alleged wrongs, and rescissory damages if the transaction is consummated prior to the Court's final judgment. Plaintiffs further seek the costs of the action, including reasonable attorneys' fees. Defendants believe that the Delaware Action is entirely without merit and intend to defend itself against this action vigorously.

M & F Worldwide Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview of Business
M & F Worldwide Corp. ("M & F Worldwide" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its indirect wholly owned subsidiaries, Harland Clarke Holdings Corp. ("Harland Clarke Holdings") and Mafco Worldwide Corporation ("Mafco Worldwide"). The Company's businesses are organized along four business segments together with a corporate group for certain support services. As of September 30, 2011, MacAndrews & Forbes Holdings Inc. ("Holdings"), through its wholly owned subsidiaries MFW Holdings One LLC and MFW Holdings Two, LLC, beneficially owned approximately 43.4% of the outstanding M & F Worldwide Common Stock.
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards and other business and home office products to consumers and small businesses.
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
Recent Development
On September 12, 2011, the Company and Holdings entered into a definitive merger agreement under which a subsidiary of Holdings will be merged with and into the Company and all outstanding shares of the Company's common stock not owned by Holdings will be converted into the right to receive $25.00 in cash per share. Holdings currently owns approximately 43% of the outstanding shares of the Company's common stock.
The transaction was approved by the board of directors of the Company, upon the recommendation and approval of a special committee comprised entirely of independent directors that was formed to evaluate and consider the transaction.
The transaction requires the affirmative vote of holders of a majority of the Company's outstanding shares of common stock in favor of the approval of the merger agreement. The transaction is also subject to a non-waivable condition that a majority of the Company's outstanding shares of common stock not owned by Holdings and its affiliates vote in favor of the approval of the merger agreement. Each such vote will be sought at a special meeting of the shareholders of the Company. The transaction is further subject to customary closing conditions. Holdings has agreed to vote the shares of common stock it owns in favor of the merger agreement. There can be no assurance that any transaction will be completed.
See Part II, Item 1. "Legal Proceedings" for information regarding shareholder class action lawsuits filed in connection with the merger proposal received by the Company.
The GlobalScholar Acquisition
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively

M & F Worldwide Corp. and Subsidiaries

referred to as "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5 million, which resulted in total estimated consideration of $153.4 million as of the acquisition date. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011 (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand.
The Parsam Acquisition
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management and bill presentment and payment. HFS is integrating Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2 million, which resulted in total estimated consideration of $34.0 million as of the acquisition date. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012 with a maximum contingent consideration of $25.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand.
The Spectrum K12 Acquisition
On July 21, 2010, Scantron acquired Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total estimated consideration of $32.7 million as of the acquisition date. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 with a maximum aggregate contingent consideration of $20.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand.
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

M & F Worldwide Corp. and Subsidiaries

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
The Harland Clarke segment's operating results are also affected by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also affects revenues through the number of new checking accounts being opened. The Harland Clarke segment's operating results may be negatively affected by slow or negative growth of, or downturns in, the United States economy. Business confidence affects a portion of the Harland Clarke segment. In addition, if Harland Clarke's financial institution customers fail or merge with other financial institutions, Harland Clarke may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Clarke's operating results.
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

M & F Worldwide Corp. and Subsidiaries

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

M & F Worldwide Corp. and Subsidiaries

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
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
The operating results for the three months ended September 30, 2011, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired GlobalScholar, Spectrum K12 and Parsam businesses from their respective dates of acquisition.
Net Revenues:

	Three Months Ended
	September 30,
	2011	2010
Consolidated Net Revenues:
Harland Clarke segment	$283.2	$289.9
Harland Financial Solutions segment	72.4	70.9
Scantron segment	52.4	53.3
Licorice Products segment	30.6	28.4
Eliminations	(0.3)	(2.6)
Total	$438.3	$439.9
Net revenues decreased by $1.6 million, or 0.4%, to $438.3 million in the 2011 period from $439.9 million in the 2010 period.
Net revenues for the Harland Clarke segment decreased by $6.7 million, or 2.3%, to $283.2 million in the 2011 period from $289.9 million in the 2010 period. The decrease was primarily due to volume declines, net of client additions and losses, in check and related products that reduced net revenues by $6.4 million, as well as a decline in non-check revenues, primarily resulting from a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 that also reduced net revenues by $6.1 million. The decline was partially offset by an increase in revenues per unit, which increased net revenues by $6.7 million.
Net revenues for the Harland Financial Solutions segment increased by $1.5 million, or 2.1%, to $72.4 million in the 2011

M & F Worldwide Corp. and Subsidiaries

period from $70.9 million in the 2010 period. The increase was primarily due to revenues from the Parsam acquisition completed in December 2010, which increased net revenues by $1.6 million, as well as a $1.2 million increase in services revenues resulting from new customers. The increases were partially offset by a $1.0 million decrease in maintenance revenues due to customers converting to perpetual license agreements, as well as industry trends to hosted versus in-house solutions.
Net revenues for the Scantron segment decreased by $0.9 million, or 1.7%, to $52.4 million in the 2011 period from $53.3 million in the 2010 period. The decrease was primarily due to a decline in sales of a survey solution to assist financial institutions with implementation of new federal regulations in 2010 that reduced net revenues by $2.3 million, as well as a $1.2 million reduction in net revenues from volume declines in sales of forms. The revenue decreases were partially offset by $2.5 million of revenues resulting from the acquisitions of GlobalScholar and Spectrum K12. Net revenues in the 2011 period also included charges of $1.5 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the GlobalScholar and Spectrum K12 acquisitions. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenues into future periods. Deferred revenues related to GlobalScholar and Spectrum K12 increased by $6.5 million during the third quarter of 2011.
Net revenues for the Licorice Products segment increased by $2.2 million, or 7.7%, to $30.6 million in the 2011 period from $28.4 million in the 2010 period. Magnasweet and pure licorice derivative sales increased by $1.8 million primarily due to an increase in shipment volumes of pure licorice derivatives to international cosmetic, pharmaceutical, food and beverage customers. Sales of licorice extract to the worldwide tobacco industry increased by $0.7 million as the result of an increase in shipment volumes for certain large tobacco customers. Sales of licorice extract to non-tobacco customers decreased by $0.3 million.
Elimination of net revenues decreased to $0.3 million in the 2011 period from $2.6 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Cost of Revenues:

	Three Months Ended
	September 30,
	2011	2010
Consolidated Cost of Revenues:
Harland Clarke segment	$171.5	$181.7
Harland Financial Solutions segment	30.3	30.9
Scantron segment	36.5	29.2
Licorice Products segment	20.1	17.6
Eliminations	(0.3)	(2.6)
Total	$258.1	$256.8
Cost of revenues increased by $1.3 million, or 0.5%, to $258.1 million in the 2011 period from $256.8 million in the 2010 period.
Cost of revenues for the Harland Clarke segment decreased by $10.2 million, or 5.6%, to $171.5 million in the 2011 period from $181.7 million in the 2010 period. The decrease was primarily due to labor cost reductions of $3.8 million resulting mostly from restructuring activities, decreases in depreciation and amortization expense of $2.4 million, and lower delivery, materials and other variable overhead expenses of $2.3 million due to lower volumes. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 60.6% in the 2011 period as compared to 62.7% in the 2010 period. The decrease in cost of revenues as a percentage of revenues was primarily a result of restructuring and other cost reduction activities.
Cost of revenues for the Harland Financial Solutions segment decreased by $0.6 million, or 1.9%, to $30.3 million in the 2011 period from $30.9 million in the 2010 period. The decrease was primarily due to decreases in depreciation and amortization expense of $0.6 million, as well as occupancy and telecom cost reductions totaling $0.6 million resulting from restructuring, consolidation of facilities and favorable pricing. The decrease in cost of revenues was partially offset by costs of $0.5 million associated with the business acquired in the Parsam acquisition completed in December 2010. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 41.9% in the 2011 period as compared to 43.6% in the 2010 period. The decrease in cost of revenues as a percentage of revenues was primarily due to cost reduction activities and growth in revenues.

M & F Worldwide Corp. and Subsidiaries

Cost of revenues for the Scantron segment increased by $7.3 million, or 25.0%, to $36.5 million in the 2011 period from $29.2 million in the 2010 period. The increase was primarily due to costs of $7.4 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, including a $4.4 million increase in amortization expense in the 2011 period resulting from intangible assets recorded in connection with these acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 69.7% in the 2011 period as compared to 54.8% in the 2010 period. The increase in cost of revenues as a percentage of revenues was primarily due to the increased amortization expense and other costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced net revenues by $1.5 million and the deferral of revenue for certain amounts billed and collected as further described above in the Net Revenues section.
Cost of revenues for the Licorice Products segment increased by $2.5 million, or 14.2%, to $20.1 million in the 2011 period from $17.6 million in the 2010 period. The increase was due to the increase in sales and a change in the mix of products sold and an increase in raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 65.7% in the 2011 period as compared to 62.0% in the 2010 period due to a change in the mix of products sold and an increase in raw material costs.
Elimination of cost of revenues decreased to $0.3 million in the 2011 period from $2.6 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Selling, General and Administrative Expenses:

	Three Months Ended
	September 30,
	2011	2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$45.4	$51.0
Harland Financial Solutions segment	29.2	26.0
Scantron segment	21.1	15.4
Licorice Products segment	3.7	3.6
Corporate	11.1	6.3
Total	$110.5	$102.3
Selling, general and administrative expenses increased by $8.2 million, or 8.0%, to $110.5 million in the 2011 period from $102.3 million in the 2010 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $5.6 million, or 11.0%, to $45.4 million in the 2011 period from $51.0 million in the 2010 period. The decrease was primarily due to labor cost reductions of $2.9 million resulting mostly from restructuring activities and a $2.8 million decline in other general overhead expenses, including lower professional fees of $0.7 million and travel costs of $0.5 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.0% in the 2011 period as compared to 17.6% in the 2010 period. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily a result of restructuring and other cost reduction activities.
Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $3.2 million, or 12.3%, to $29.2 million in the 2011 period from $26.0 million in the 2010 period. The increase was primarily due to costs of $1.0 million associated with the business acquired in the Parsam acquisition completed in December 2010, increased foreign currency transaction losses of $0.6 million, an increase in incentive compensation accruals of $0.5 million and an increase in travel costs of $0.5 million due to expanded selling efforts. Partially offsetting these increases was a decrease in compensation expense of $0.3 million related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 40.3% in the 2011 period as compared to 36.7% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to the increases in expenses.
Selling, general and administrative expenses for the Scantron segment increased by $5.7 million, or 37.0%, to $21.1 million in the 2011 period from $15.4 million in the 2010 period. The increase was primarily due to costs of $6.8 million from the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, partially offset by cost reductions resulting from restructuring activities and other integration efforts related to the acquisitions. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 40.3% in the 2011 period as compared to 28.9% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced net revenues by $1.5 million and the deferral of

M & F Worldwide Corp. and Subsidiaries

revenue for certain amounts billed as further described in the Net Revenues section above.
Selling, general and administrative expenses for the Licorice Products segment increased by $0.1 million, or 2.8%, to $3.7 million in the 2011 period from $3.6 million in the 2010 period primarily due to an increase in compensation expense. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 12.1% in the 2011 period as compared to 12.7% in the 2010 period primarily due to the increase in net revenues.
Corporate selling, general and administrative expenses increased by $4.8 million, or 76.2%, to $11.1 million in the 2011 period from $6.3 million in the 2010 period primarily due to an increase in professional fees of $4.0 million largely related to the pending merger proposal, as well as an increase in deferred directors' compensation expenses of $0.3 million primarily related to the price of the Company's common stock which decreased less during the 2011 period than the decrease during the 2010 period.
Revaluation of Contingent Consideration
Operating expenses decreased by $19.5 million in the 2011 period due to a decrease in the fair value of accrued contingent consideration related primarily to the GlobalScholar acquisition, which resulted from revenue projections that fall below the threshold amount that would trigger a payment. Operating expenses increased by $0.3 million in the 2010 period due to an increase in the fair value of accrued contingent consideration related to the Spectrum K12 and SubscriberMail acquisitions, which resulted primarily from accruals for the incentive compensation component of the arrangements.
Asset Impairment Charges
During the 2011 and 2010 periods, the Company recorded non-cash impairment charges of $0.1 million and $1.9 million, respectively. The charges in the 2011 period primarily related to assets that were determined to have limited future use for the Harland Clarke segment. The charges recorded in the 2010 period were primarily related to the abandonment of a development project for the Harland Clarke segment.
Restructuring Costs
Harland Clarke Holdings has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on Harland Clarke Holdings' shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2011 period, the Company recorded restructuring costs of $0.4 million for the Harland Clarke segment and $1.9 million for the Scantron segment related to these plans. In the 2010 period, the Company recorded restructuring costs of $4.2 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $0.6 million for the Scantron segment related to these plans.
Interest Expense
Interest expense was $27.5 million in the 2011 period as compared to $28.1 million in the 2010 period. The decrease in interest expense was largely due to lower fixed rates on interest rate hedge transactions as well as lower effective interest rates and a decrease in total debt outstanding.
Other Income (Expense), Net
Other income (expense), net was expense of $0.1 million in the 2010 period due to non-recurring miscellaneous expenses.
Provision for Income Taxes
The Company's effective tax rate was 25.1% in the 2011 period and 33.6% in the 2010 period. The effective tax rate for the 2011 period is lower than the 2010 period primarily due to a $19.2 million reduction of contingent consideration in the 2011 period related to an acquisition that is not subject to income taxes. The effective tax rate for the 2010 period reflects a release of a reserve for uncertain tax positions of $1.6 million.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
The operating results for the nine months ended September 30, 2011, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired GlobalScholar, Spectrum K12 and Parsam businesses from their respective dates of acquisition.

M & F Worldwide Corp. and Subsidiaries

Net Revenues:

	Nine Months Ended
	September 30,
	2011	2010
Consolidated Net Revenues:
Harland Clarke segment	$845.3	$906.9
Harland Financial Solutions segment	219.7	210.3
Scantron segment	152.9	153.5
Licorice Products segment	92.5	83.6
Eliminations	(0.6)	(5.9)
Total	$1,309.8	$1,348.4
Net revenues decreased by $38.6 million, or 2.9%, to $1,309.8 million in the 2011 period from $1,348.4 million in the 2010 period.
Net revenues for the Harland Clarke segment decreased by $61.6 million, or 6.8%, to $845.3 million in the 2011 period from $906.9 million in the 2010 period. The decrease was primarily due to volume declines, net of client additions and losses, in check and related products that reduced net revenues by $46.0 million, as well as a decline in non-check revenues, primarily resulting from a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 that reduced net revenues by $12.2 million. In addition, a decrease in revenues per unit reduced net revenues by $1.8 million. The 2010 period also included revenue for a one-time payment of $4.8 million resulting from the loss of a client. The decline in net revenues was partially offset by one additional workday in the 2011 period.
Net revenues for the Harland Financial Solutions segment increased by $9.4 million, or 4.5%, to $219.7 million in the 2011 period from $210.3 million in the 2010 period. The increase was primarily due to revenues from the Parsam acquisition completed in December 2010, which increased net revenues by $4.4 million, as well as a $4.2 million increase in software revenues for perpetual license agreements and a $2.6 million increase in services revenues resulting from new clients. The increases were partially offset by a $2.6 million decrease in maintenance revenues due to certain customers converting to perpetual license agreements, industry trends to hosted versus in-house solutions and customers converting from enterprise to term agreements. Net revenues in the 2011 period included charges of $0.9 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Parsam acquisition.
Net revenues for the Scantron segment decreased by $0.6 million, or 0.4%, to $152.9 million in the 2011 period from $153.5 million in the 2010 period. The decrease was primarily due to a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 that reduced net revenues by $5.1 million, as well as a $2.4 million reduction in net revenues from volume declines in sales of forms. The revenue decrease was substantially offset by $7.2 million of revenues resulting from the acquisitions of GlobalScholar and Spectrum K12. Net revenues in the 2011 period also included charges of $6.8 million for non-cash fair value acquisition accounting adjustments to deferred revenues related to the GlobalScholar and Spectrum K12 acquisitions. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenues into future periods. Deferred revenues related to GlobalScholar and Spectrum K12 increased by $17.3 million during the nine months ended September 30, 2011.
Net revenues for the Licorice Products segment increased by $8.9 million, or 10.6%, to $92.5 million in the 2011 period from $83.6 million in the 2010 period. Sales of licorice extract to the worldwide tobacco industry increased by $5.1 million as the result of an increase in shipment volumes for certain large tobacco customers. Magnasweet and pure licorice derivative sales increased by $3.7 million primarily due to an increase in shipment volumes of pure licorice derivatives to international cosmetic, pharmaceutical, food and beverage customers. Sales of licorice extract to non-tobacco customers increased by $0.1 million.
Elimination of net revenues decreased to $0.6 million in the 2011 period from $5.9 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.

M & F Worldwide Corp. and Subsidiaries

Cost of Revenues:

	Nine Months Ended
	September 30,
	2011	2010
Consolidated Cost of Revenues:
Harland Clarke segment	$518.3	$557.5
Harland Financial Solutions segment	89.7	91.5
Scantron segment	104.9	84.8
Licorice Products segment	59.4	52.0
Eliminations	(0.6)	(5.9)
Total	$771.7	$779.9
Cost of revenues decreased by $8.2 million, or 1.1%, to $771.7 million in the 2011 period from $779.9 million in the 2010 period.
Cost of revenues for the Harland Clarke segment decreased by $39.2 million, or 7.0%, to $518.3 million in the 2011 period from $557.5 million in the 2010 period. The decrease was primarily due to lower delivery, materials and other variable overhead expenses of $15.9 million due to lower volumes, labor cost reductions of $9.8 million primarily resulting from restructuring activities and decreases in depreciation and amortization expense of $9.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.3% in the 2011 period as compared to 61.5% in the 2010 period.
Cost of revenues for the Harland Financial Solutions segment decreased by $1.8 million, or 2.0%, to $89.7 million in the 2011 period from $91.5 million in the 2010 period. The decrease was primarily due to occupancy and telecom cost reductions totaling $2.1 million resulting from restructuring, consolidation of facilities and favorable pricing, as well as a $1.9 million decrease in depreciation and amortization expense. In addition, labor costs declined by $0.6 million due to lower employee benefit costs. The decrease was partially offset by costs of $1.8 million associated with the Parsam acquisition completed in December 2010. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 40.8% in the 2011 period as compared to 43.5% in the 2010 period. The decrease in cost of revenues as a percentage of revenues was primarily due to cost reduction activities and higher margins from growth in license revenues.
Cost of revenues for the Scantron segment increased by $20.1 million, or 23.7%, to $104.9 million in the 2011 period from $84.8 million in the 2010 period. The increase was due to costs of $21.4 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, including a $13.2 million increase in amortization expense in the 2011 period resulting from intangible assets recorded in connection with these acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 68.6% in the 2011 period as compared to 55.2% in the 2010 period. The increase in cost of revenues as a percentage of revenues was primarily due to the increased amortization expense and other costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced net revenues by $6.8 million and the deferral of revenue for certain amounts billed and collected as further described above in the Net Revenues section.
Cost of revenues for the Licorice Products segment increased by $7.4 million, or 14.2%, to $59.4 million in the 2011 period from $52.0 million in the 2010 period. The increase was due to the increase in sales and a change in the mix of products sold as a result of the significant growth in pure licorice derivative sales and an increase in raw material costs. Cost of revenues as a percentage of revenues for the Licorice Products segment was 64.2% in the 2011 period as compared to 62.2% in the 2010 period.
Elimination of cost of revenues decreased to $0.6 million in the 2011 period from $5.9 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.

M & F Worldwide Corp. and Subsidiaries

Selling, General and Administrative Expenses:

	Nine Months Ended
	September 30,
	2011	2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$138.2	$156.5
Harland Financial Solutions segment	85.3	81.6
Scantron segment	69.2	42.4
Licorice Products segment	10.4	10.3
Corporate	29.0	18.7
Total	$332.1	$309.5
Selling, general and administrative expenses increased by $22.6 million, or 7.3%, to $332.1 million in the 2011 period from $309.5 million in the 2010 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $18.3 million, or 11.7%, to $138.2 million in the 2011 period from $156.5 million in the 2010 period. The decrease was primarily due to labor cost reductions of $9.2 million mostly resulting from restructuring activities, lower travel costs of $4.1 million, a decline in other general overhead expenses of $3.1 million, and lower professional fees of $1.8 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.3% in the 2011 period as compared to 17.3% in the 2010 period. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily a result of restructuring and other cost reduction activities.
Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $3.7 million, or 4.5%, to $85.3 million in the 2011 period from $81.6 million in the 2010 period. The increase was primarily due to costs of $2.3 million associated with the business acquired in the Parsam acquisition completed in December 2010, as well as increases in travel costs of $1.0 million and selling expense of $0.9 million, both due to expanded selling efforts. Partially offsetting these increases were a decrease in professional fees of $1.1 million and a decrease in compensation expense of $1.1 million related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 38.8% in the 2011 period, unchanged from the 2010 period.
Selling, general and administrative expenses for the Scantron segment increased by $26.8 million, or 63.2%, to $69.2 million in the 2011 period from $42.4 million in the 2010 period. The increase was primarily due to costs of $24.3 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions and investments in growth initiatives. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 45.3% in the 2011 period as compared to 27.6% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced net revenues by $6.8 million, the deferral of revenue for certain amounts billed as further described in the Net Revenues section above and increased product development expenses.
Selling, general and administrative expenses for the Licorice Products segment increased by $0.1 million, or 1.0%, to $10.4 million in the 2011 period from $10.3 in the 2010 period. Selling, general and administrative expenses as a percentage of revenues for the Licorice Products segment was 11.2% in the 2011 period as compared to 12.3% in the 2010 period primarily due to the increase in net revenues.
Corporate selling, general and administrative expenses increased by $10.3 million, or 55.1%, to $29.0 million in the 2011 period from $18.7 million in the 2010 period primarily due to increases in professional fees of $6.6 million largely related to the pending merger proposal, other acquisition-related activities and corporate finance activities, as well as an increase in deferred directors' compensation expenses of $2.3 million related to an increase in the price of the Company's common stock during the 2011 period compared to a decrease in the price of the Company's common stock during the 2010 period. The remainder of the increase was due to increases in general overhead costs.
Revaluation of Contingent Consideration
Operating expenses decreased by $24.6 million in the 2011 period due to decreases in the fair value of accrued contingent consideration related to the GlobalScholar, Spectrum K12, Parsam and SubscriberMail acquisitions, which resulted from revenue projections that fall below the threshold amounts that would trigger a payment. Operating expenses increased by $0.2 million in the 2010 period due to an increase in the fair value of accrued contingent consideration related to the Spectrum K12 acquisition, which resulted from accruals for the incentive compensation component of the arrangement.

M & F Worldwide Corp. and Subsidiaries

Asset Impairment Charges
During the 2011 period, the Company recorded non-cash impairment charges of $1.9 million for the Scantron segment and $0.5 million for the Harland Clarke segment primarily related to assets that were determined to have limited future use. During the 2010 period, the Company recorded non-cash impairment charges of $2.5 million for the Harland Clarke segment primarily related to the abandonment of a development project and to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.
Restructuring Costs
Harland Clarke Holdings has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on Harland Clarke Holdings' shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2011 period, the Company recorded restructuring costs of $3.7 million for the Harland Clarke segment, $0.3 million for the Harland Financial Solutions segment and $4.3 million for the Scantron segment related to these plans. In the 2010 period, the Company recorded restructuring costs of $7.5 million for the Harland Clarke segment, $0.6 million for the Harland Financial Solutions segment and $7.1 million for the Scantron segment related to these plans.
Interest Income
Interest income was $0.3 million in the 2011 period as compared to $0.7 million in the 2010 period. The decrease in interest income was primarily due to lower average cash equivalents balances in the 2011 period as compared to the 2010 period and no interest on auction-rate securities in the 2011 period due to the sale of the Company's previously owned auction-rate securities in 2010.
Interest Expense
Interest expense was $82.4 million in the 2011 period as compared to $89.5 million in the 2010 period. The decrease in interest expense was largely due to lower fixed rates on interest rate hedge transactions as well as lower effective interest rates and a decrease in total debt outstanding.
Settlement of Contingent Claims
In the 2011 period, the Company recorded a charge of $20.0 million related to the settlement of contingent claims (see Note 17 to the consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q).
Other Income (Expense), Net
Other income (expense), net was income of $13.2 million in the 2011 period due to a gain on the sale of marketable securities compared to an expense of $0.3 million in the 2010 period due to a loss on the sale of auction-rate securities.
Provision for Income Taxes
The Company's effective tax rate was 27.8% in the 2011 period and 38.4% in the 2010 period. The effective tax rate for the 2011 period is lower than the 2010 period primarily due to $22.8 million of reductions of contingent consideration in the 2011 period related to acquisitions that are not subject to income taxes. The provision for income taxes in the 2011 period also reflects a release of a reserve for uncertain tax positions of $0.5 million and a release of a $2.3 million valuation allowance reserve for capital loss carryovers utilized. The 2010 period reflects a charge of $0.9 million for a change in federal tax law relating to the deductibility of retiree prescription drug subsidies, offset in part by the release of a reserve for uncertain tax positions of $1.9 million.
Liquidity and Capital Resources
Cash Flow Analysis
The Company's net cash provided by operating activities during the nine months ended September 30, 2011 was $164.1 million as compared to $223.1 million during the nine months ended September 30, 2010. The decrease in cash provided by operating activities of $59.0 million was due to a decrease in cash flow from operations and changes in working capital. The decrease in cash flow from operations was primarily due to a decrease in net income after excluding a gain from revaluation of contingent consideration arrangements and a gain on sale of marketable securities in the nine months ended September 30, 2011. The changes in working capital were primarily due to payments by Harland Clarke Holdings under its long-term incentive compensation plans of $17.5 million at the end of the plans' three-year cycle and increases in payments for its other annual incentive compensation plans of $4.0 million, partially offset by an $11.1 million increase in deferred revenues during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
The Company's net cash used in investing activities was $166.4 million during the nine months ended September 30, 2011 as compared to $5.9 million during the nine months ended September 30, 2010. The increase in cash used in investing activities

M & F Worldwide Corp. and Subsidiaries

during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the GlobalScholar acquisition, higher capital expenditures and a decrease in proceeds from the sale of marketable securities.
The Company's net cash used in financing activities was $26.3 million during the nine months ended September 30, 2011 as compared to $46.7 million during the nine months ended September 30, 2010. The decrease in net cash used in financing activities was primarily due to $15.3 million of repayments of short-term borrowings during the nine months ended September 30, 2010 and a decrease in repayments of credit agreements and other borrowings during the nine months ended September 30, 2011 compared to the same period in 2010.
M & F Worldwide is a holding company whose only material assets are its ownership interests in its subsidiaries and $68.6 million in cash and cash equivalents as of September 30, 2011. M & F Worldwide's principal business operations are conducted by its subsidiaries, and M & F Worldwide has no operations of its own. Accordingly, M & F Worldwide's only source of cash to pay its obligations, other than cash and cash equivalents, is expected to be distributions and tax sharing payments with respect to its ownership interests in its subsidiaries. M & F Worldwide's subsidiaries may not generate sufficient cash flow to pay dividends, tax sharing payments or distribute funds to M & F Worldwide and applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, may not permit such dividends or distributions.
The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended September 30, 2011.
Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under the Harland Clarke Holdings and Mafco Worldwide credit agreements (as further discussed in Note 13 to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future. During the third quarter of 2011, Harland Clarke Holdings entered into a settlement agreement related to a contract termination with a financial institution client, which provides for a payment of $6.5 million to Harland Clarke Holdings. Harland Clarke Holdings' policy is to record contract settlements upon receipt, which is anticipated in the fourth quarter of 2011.
Harland Clarke Holdings
In addition to Harland Clarke Holdings' normal operating cash, working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. Harland Clarke Holdings' capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2011 and 2010, Harland Clarke Holdings incurred $39.4 million and $23.2 million of capital expenditures and $0.2 million and $0.1 million of capitalized interest, respectively. Harland Clarke Holdings' capital expenditures are estimated to be in the range of $40.0 million to $50.0 million for the fiscal year ending December 31, 2012.

•
Contract Acquisition Payments . During the nine months ended September 30, 2011 and 2010, Harland Clarke Holdings made $33.7 million and $28.3 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of Harland Clarke Holdings' operations. During the nine months ended September 30, 2011 and 2010, Harland Clarke Holdings made $10.3 million and $10.2 million of payments for restructuring, respectively.

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

M & F Worldwide Corp. and Subsidiaries

it also requires cash to fund capital expenditures and periodically build raw materials inventories as follows:

•
Capital Expenditures. During the nine months ended September 30, 2011 and 2010, Mafco Worldwide incurred $1.4 million and $1.1 million of capital expenditures, respectively. While expenditures for future years are expected to be within this general range, future changes in governmental regulations could require the Company to substantially increase capital expenditures in order to comply with these regulations.

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

Cash Flow Risks
Each of Harland Clarke Holdings' and Mafco Worldwide's ability to meet their respective debt service obligations and reduce their total debt will depend upon their respective ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond their respective control. Each of Harland Clarke Holdings and Mafco Worldwide may not be able to generate sufficient cash flow from operations or borrow under their credit facilities in an amount sufficient to repay their debt or to fund other liquidity needs. As of September 30, 2011, Harland Clarke Holdings had $92.0 million of availability under its revolving credit facility (after giving effect to the issuance of $8.0 million of letters of credit) and Mafco Worldwide had $25.0 million of availability under its revolving credit facility. There were no letters of credit issued by Mafco Worldwide as of September 30, 2011. The Company may also use the revolving credit facilities to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay each's respective obligations as they mature or to fund their liquidity needs, Harland Clarke Holdings or Mafco Worldwide, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of their debt on or before maturity. Harland Clarke Holdings or Mafco Worldwide, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of their existing and future indebtedness may limit their ability to pursue any of these alternatives.
Mafco Worldwide may encounter liquidity risks arising from its supply of licorice root raw material. Mafco Worldwide tries to maintain a sufficient licorice root raw material inventory and open purchase contracts to meet normal production needs for approximately three years. At September 30, 2011, Mafco Worldwide had on hand a supply of licorice root raw material of approximately three years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore has experienced little, if any, material spoilage. Although Mafco Worldwide has been able to obtain licorice root raw materials without interruption since World War II, since there has been periodic instability in the areas of the world where licorice root raw materials are obtained, Mafco Worldwide may in the future experience a short supply of licorice root raw materials due to these or other instabilities. If Mafco Worldwide is unable to obtain licorice root raw materials, or is unable to obtain them in a cost-effective manner, Mafco Worldwide's business will be severely hampered and Mafco Worldwide will experience severe liquidity difficulties.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed on March 4, 2011 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year

M & F Worldwide Corp. and Subsidiaries

ended December 31, 2010 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
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

M & F Worldwide Corp. and Subsidiaries

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

•	additional government regulation relating to non-tobacco uses of Mafco Worldwide's products;

•	the failure of third parties to make full and timely payment in our favor for environmental, tax, acquisition-related and other matters for which we are entitled to indemnification;

•	the failure of the Company and Holdings to consummate the transactions contemplated by the merger agreement entered into by the parties thereto on September 12, 2011;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
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
At September 30, 2011, Harland Clarke Holdings had $1,723.5 million of term loans outstanding under its credit agreement, $8.0 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. At September 30, 2011, Mafco Worldwide had $20.0 million of term loans outstanding under its credit agreement and no letters of credit outstanding under its revolving credit facility. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at September 30, 2011 would have resulted in an increase in its interest expense for the nine months ended September 30, 2011 of approximately $6.7 million, including the effect of the interest rate derivative transactions discussed below.
In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2009 and 2010 in the form of swaps for Harland Clarke Holdings with notional amounts totaling $855.0 million currently outstanding as further described in Note 14 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Harland Clarke Holdings derivatives currently swap the underlying variable rates for fixed rates ranging from 1.264% to 2.353%.
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 presents additional

M & F Worldwide Corp. and Subsidiaries

quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2011.
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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

M & F Worldwide Corp. and Subsidiaries

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In connection with the June 13, 2011 proposal by Holdings to acquire all outstanding shares of common stock of the Company not owned by Holdings for $24.00 per share (the "Proposal"), six shareholder class action lawsuits were filed in the Delaware Court of Chancery and the Supreme Court for the State of New York. The New York actions have been dismissed without prejudice. The Delaware actions have been consolidated under the caption In re M&F Worldwide Corp. Shareholder Litigation (as consolidated, the "Delaware Action"), and a class has been certified consisting of all Company shareholders during the period June 13, 2011 through consummation of the transaction other than those affiliated with the defendants. The consolidated complaint filed in the Delaware Action names as defendants the Company, each of the current members of the Company's board of directors and Holdings, and alleges that the individual defendants breached their fiduciary duties under Delaware law in connection with the Proposal and the transaction, and that Holdings aided and abetted those alleged breaches.
The plaintiffs in the Delaware Action seek, among other things, to preliminarily and permanently enjoin the transaction, an accounting for any damages resulting from the alleged wrongs, and rescissory damages if the transaction is consummated prior to the Court's final judgment. Plaintiffs further seek the costs of the action, including reasonable attorneys' fees. Defendants believe that the Delaware Action is entirely without merit and intend to defend itself against this action vigorously.
A series of commercial borrowers in various states that allegedly obtained loans from banks employing HFS's LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and believes it is remote that any of the remaining warranty claims will result in a material liability for the Company.
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
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended September 30, 2011, other than the risk factor set forth below.
Failure to consummate the merger with Holdings could have a material adverse effect on the Company.
On September 12, 2011, the Company and Holdings entered into a definitive merger agreement under which a subsidiary of Holdings will be merged with and into the Company and all outstanding shares of the Company's common stock not owned by Holdings will be converted into the right to receive $25.00 in cash per share. The consummation of the transaction is subject to a number of conditions, including the affirmative vote of holders of a majority of the (i) outstanding shares of Company common stock and (ii) outstanding shares of Company common stock (excluding shares owned by Holdings or its affiliates), and there can be no assurance that such stockholder approval or any other condition to the closing of the transaction will be satisfied, or that other events will not occur that will result in a delay of the merger or termination of the merger agreement.
Uncertainty regarding the completion of the merger could negatively affect the Company's client and customer relationships, operating results and business generally. Furthermore, if the transaction is not consummated, the Company may be subject to a number of risks, including that the current trading price of the Company's common stock may reflect a market assumption that the merger will occur, and, therefore, a failure to complete the merger could result in a decline in the trading price of our common stock. Additionally, the Company may be required to pay a termination fee of $8,250,000 or reimburse Holdings' costs and expenses up to $4,000,000 if the merger agreement is terminated under certain circumstances. Moreover, certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by the Company whether or not the merger is completed.

M & F Worldwide Corp. and Subsidiaries

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended September 30, 2011.
Item 4. Removed and Reserved
Item 5. Other Information
No additional information need be presented.

M & F Worldwide Corp. and Subsidiaries

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of September 12, 2011, by and among MX Holdings One, LLC, MX Holdings Two, Inc., M & F Worldwide Corp. and, solely with respect to Section 5.3(a) and Article VIII therein, MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 2.1 to M & F Worldwide Corp.'s Current Report on Form 8-K filed on September 12, 2011).

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 3, 2011.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 3, 2011.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 3, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 3, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M & F WORLDWIDE CORP.
Date:	November 3, 2011	By:	/s/ Paul G. Savas
Paul G. Savas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 3, 2011	By:	/s/ Alison M. Horowitz
Alison M. Horowitz Vice President, Treasurer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of September 12, 2011, by and among MX Holdings One, LLC, MX Holdings Two, Inc., M & F Worldwide Corp. and, solely with respect to Section 5.3(a) and Article VIII therein, MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 2.1 to M & F Worldwide Corp.'s Current Report on Form 8-K filed on September 12, 2011).

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 3, 2011.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 3, 2011.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated November 3, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated November 3, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.